Form 10-K
period 1996-03-31
A D A M SOFTWARE INC
filed 1996-07-01
CIK 863650

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K
                             ---------------------
(MARK ONE)

    [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                           ACT OF 1934
                                         (FEE REQUIRED)
                            FOR THE FISCAL YEAR ENDED MARCH 31, 1996
                                               OR
   [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                                      EXCHANGE ACT OF 1934
                                        (NO FEE REQUIRED)
             FOR THE TRANSITION PERIOD FROM                    TO
                                            ------------------    ------------------

                         Commission file number 0-26962

                            A.D.A.M. SOFTWARE, INC.
             (Exact name of Registrant as specified in its charter)

                    GEORGIA                                        58-1878070
        (State or other jurisdiction of                         (I.R.S. employer
         incorporation or organization)                       identification no.)

                             1600 RiverEdge Parkway
                                   Suite 800
                             Atlanta, Georgia 30328
                    (Registrants address including zip code)

                                 (770) 980-0888
              (Registrant's telephone number, including area code)
            Securities registered pursuant to Section(b) of the Act:
                                      NONE

            Securities registered pursuant to Section(g) of the Act:

                          COMMON STOCK $.01 PAR VALUE
                                (TITLE OF CLASS)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                              ----    ----
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                              ---------------

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was $9,686,443 at June 25, 1996 based on the closing market price of the Common Stock on such date as reported by the Nasdaq Stock Market's National Market. As of such date, there were 5,254,647 shares of Registrant's Common Stock, $.01 per share par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on September 18, 1996 are incorporated by reference into
Part III.

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                          PAGE
                                                                                          ----
                                            PART I
Item 1.    Business.....................................................................    1
Item 2.    Properties...................................................................   11
Item 3.    Legal Proceedings............................................................   11
Item 4.    Submission of Matters to a Vote of Security-Holders..........................   11
Item X.    Executive Officers of the Registrant.........................................   11
                                           PART II
Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters........   13
Item 6.    Selected Financial Data......................................................   13
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
             Operations.................................................................   14
Item 8.    Financial Statements and Supplementary Data..................................   18
Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial
             Disclosure.................................................................   18
                                           PART III
Item 10.   Directors and Executive Officers of the Registrant...........................   19
Item 11.   Executive Compensation.......................................................   19
Item 12.   Security Ownership of Certain Beneficial Owners and Management...............   19
Item 13.   Certain Relationships and Related Transactions...............................   19
                                           PART IV
Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.............   20
SIGNATURES..............................................................................   23

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     A.D.A.M. Software, Inc. (the "Company" or "A.D.A.M.") creates, publishes and markets educational multimedia software products that provide anatomical, medical, scientific and health-related information for the academic/health professional ("academic") and consumer markets. A.D.A.M. products incorporate internally developed, original medical illustrations with text, audio, photography, animation and video in easy-to-use, interactive software applications.

     The Company creates educational multimedia software products with varying levels of content, functionality and price for both the academic and consumer markets. The A.D.A.M. Scholar Series includes products for the medical school, undergraduate and K-12 institutional and student markets, and the A.D.A.M. At Home Series includes products for children and adult consumers. A.D.A.M. Comprehensive, the Company's flagship A.D.A.M. Scholar Series product, was completed in March 1993 and A.D.A.M. The Inside Story, the Company's first product in the A.D.A.M. At Home Series, was released in September 1994. The Company's products are provided on CD-ROM disks that can be used on Apple Macintosh or Windows-based multimedia PCs.

     The Company was incorporated as a Georgia corporation and commenced operations in March 1990. The Company was organized by the management of Medical-Legal Illustrations, Inc. ("MLI"), a predecessor company, which was founded in 1984 and merged into the Company effective June 30, 1992. MLI which produced customized medical illustrations, operated as a division of the Company until March 31, 1994, when the Company made the strategic decision to discontinue its customized medical illustration business. In connection with the discontinuance of these operations, the Company entered into certain license and royalty arrangements with J.S.K., Inc., a company controlled by John W. McClaugherty, a director of the Company.

STRATEGY

     The Company's strategy is to establish itself as a leading educational software publisher specializing in anatomical, medical, scientific and health-related information for the academic and consumer markets. To address the academic market, the Company intends to continue to develop and enhance software products that advance the study, comprehension and dissemination of anatomical, medical, scientific and health-related information and to aggressively expand market share. To address the consumer market, the Company's strategy is to focus on enhancing and upgrading the Company's proven successful title, A.D.A.M. The Inside Story, as well as leveraging the Company's other consumer titles in creative ways. There can be no assurance that the Company will successfully implement its business strategy.

     The key elements of the Company's business strategy are to continue to:

     - Establish the "A.D.A.M." Brand Name as a Recognized Leader in Educational Software. Management of the Company believes that establishing brand name recognition for the "A.D.A.M." name across the Company's various markets is an essential element of the Company's long-term sales and marketing strategy and will permit the company to leverage the strength of its brand in marketing and promoting the sale of its existing and future products. Ideally, students would become familiar with the "A.D.A.M." brand name and its reputation for high-quality educational multimedia products at a young age and purchase more advanced "A.D.A.M." products as their level of education advances and their need for more detailed anatomical, medical, scientific and health-related information increase. Conversely, the Company believes that its most advanced academic products add credibility to its K-12 and consumer software products.

     - Develop and Enhance a Broad Array of High Quality, Market-Driven Educational Multimedia Software Products. The Company offers a range of educational multimedia software products targeted for customers ranging from students, educators and medically-related professionals with the A.D.A.M. Scholar Series to children and adult consumers with the A.D.A.M. At Home Series. In developing its multimedia software products, the Company dedicates marketing, research and development resources to create high-quality products that match an identified market opportunity. The A.D.A.M. product development team, consisting of medical illustrators, anatomists, commercial illustrators, script writers, multimedia experts and software engineers, uses its collective skills in interface design, interactive functionality, character development, and engaging storytelling to create high-quality educational products.

     - Leverage the A.D.A.M. Image Database and Creative and Technical Capabilities. Management of the Company believes that the A.D.A.M. Image Database and the Company's programming and creative capabilities represent core assets which should facilitate the development of health-related multimedia software products for users ranging from the health-minded consumer to students, educators and medically-related professionals. The Company intends to leverage its extensive library of digitized anatomical and medical information and its interactive programming and creative design capabilities to develop and enhance high quality products. There can be no assurance that the Company will continue to create new products or that such new products will be accepted by the market.

     - Strengthen Distribution Capabilities. The Company addresses the academic market principally through strategic alliances and other relationships with existing distributors. More recently, in the undergraduate market, the Company has expanded its direct telesales operations and increased lead generation activities. The Company addresses the consumer market through distribution relationships with existing distributors and retailers. A.D.A.M. intends to strengthen the distribution of its existing consumer products by leveraging its products using bundling, original equipment manufacturers, and private label activities and by seeking additional retail distribution outlets and alternative distribution channels. There can be no assurance that distributors and retailers will purchase the Company's products or provide the Company's products with adequate levels of shelf space and promotional support.

PRODUCTS

  General

     The Company develops a range of educational multimedia software products with varying levels of price, content and functionality targeted for customers ranging from the health-minded consumer to students, educators and medical-related professionals. The Company has created two product categories:
The A.D.A.M. Scholar Series, designed for the academic market, and the A.D.A.M. At Home Series, designed for the consumer market. All of the Company's products operate on Apple Macintosh and Windows-based multimedia PCs. Japanese versions of the Company's products operate on the DOS/V Windows and NEC Windows platforms and, in the case of A.D.A.M. Comprehensive, the Apple Macintosh platform.

     All of the Company's products incorporate images from the A.D.A.M. Image Database. The original database was assembled by a team of master degreed medical illustrators, anatomists, commercial illustrators, multimedia experts and software engineers over a three and one-half year period and continues to expand as the Company produces new images. The proprietary A.D.A.M. Image Database currently includes more than 4,000 original medical illustrations that have been scanned into a computer database on a layer by layer basis. The images have been assembled and linked together to present an interactive view of the human anatomy. This database permits the Company to create products like A.D.A.M. Comprehensive, which allows the user to observe and identify anatomical structures at different magnification levels, simulate surgery using an onscreen "scalpel" tool, "peel-back" successive layers of anatomy (i.e., to go from the skin to the bone, layer by layer, at a given point on the body), highlight individual anatomical systems or structures, and view anatomical systems or structures, and view anatomical structures from multiple perspectives.

     The Company's educational multimedia software products have received significant media and professional recognition including two 1996 Software Publishers Association Codie awards for Best Curriculum Based Education Program and Best Education Program for Middle School (for A.D.A.M. The Inside Story-School Edition), two 1995 Software Publishers Association Codie Awards for Best Overall Education Program (for A.D.A.M. Standard and A.D.A.M. Benjamin/Cummings Interactive Physiology) and Best

Home Learning Program (for A.D.A.M. The Inside Story), the 1993 NewMedia INVISION Multimedia Best of Show Award (for A.D.A.M. Comprehensive) and the 1992 Frank J. Netter Award for medical illustration excellence (for A.D.A.M. Comprehensive). The Codie Awards are sponsored annually by the Software Publishers Association (the "SPA"), an industry trade group consisting of most software publishers. In 1996 and 1995 respectively, over 900 and 680 products were entered into the Codie competition. One award is given in each of a number of categories and winners are selected via ballot by SPA member companies. The INVISION awards are sponsored annually by New Media Magazine. Products are reviewed and judged by a panel of industry experts, journalists and publishers selected by INVISION staff. The Best of Show award is given to the best overall product among all entries based on factors including quality of content, execution and innovativeness. The Frank J. Netter Award is sponsored by the Versalius Trust and the winner is selected by a vote of the Versalius Trust for Visual Education in the Health Sciences. The award is given to the entry that
(1) best represents anatomical accuracy and scientific detail as taught in medical illustration programs worldwide and (2) exemplifies an innovative product that has had a substantial impact on medical education. In addition to the aforementioned industry awards, the Company's academic and consumer products have been the subject of numerous reviews and commentaries, the majority of which have been favorable. Occasionally, however, a review or commentary has been critical of particular elements of the product being discussed, including criticism related to subject matter, speed, cost and image pixelation when greatly enlarged.

     A.D.A.M. SCHOLAR SERIES PRODUCTS

     A.D.A.M. COMPREHENSIVE is designed for the medical school, graduate institution and medically-related professional marketplace. As the Company's flagship product, it is the most sophisticated and comprehensive core anatomy software product based on the amount and detail-level of anatomical content and software functionality. The key features of A.D.A.M. Comprehensive include (1) Approximately 1,000 layers of anatomy and 22,000 identifiable anatomical structures; (2) Extensive medical terminology and comprehensive labeling designed for graduate level study; (3) Anterior, posterior, medial and lateral dissectible views of anatomy; (4) Three levels of magnification; (5) Histologies, cross-sections, radiologies, MRIs, text overviews, and select audio pronunciations; (6) Interactive systems study that permits exploration of each system of the human body; and (7) An expanded interface with an unabridged bookshelf that accepts optional CD-ROM animation books, projects and additional content. The Company also offers a lower-priced version of A.D.A.M. Comprehensive for graduate health science students, which has most of the same features as A.D.A.M. Comprehensive but cannot be used with A.D.A.M. Studio.

     A.D.A.M. STANDARD is designed primarily for undergraduate institutions with health science programs. It is the intermediate-level application in the A.D.A.M. Scholar Series and provides a thorough overview of human anatomy. The key features of A.D.A.M. Standard are: (1) Approximately 200 layers of anatomy and 18,000 identifiable anatomical structures; (2) Scientific and medical terminology consistent with undergraduate level of study; (3) Anterior, posterior and limited lateral dissectible views of anatomy and a static medial view; (4) Three levels of magnification; (5) Histologies, cross-sections, MRI's, text, overviews and select audio pronunciations; (6) Interactive systems study that permits exploration of each system of the human body; and (7) An expanded interface with a bookshelf that accepts additional content. The Company also offers a lower-priced version of A.D.A.M. Standard for undergraduate health science students, which has most of the same features as A.D.A.M. Standard but cannot be used with A.D.A.M. Studio.

     A.D.A.M. ESSENTIALS is designed primarily for high school biology/anatomy teachers, libraries and introductory/non-major college courses. A.D.A.M. Essentials incorporates a simplified interface design, which enables the user to explore dissectible anatomy and animations of physiological content in a simple, easy-to-use manner. The key features of A.D.A.M. Essentials include: (1) Approximately 100 layers of anatomy and 4,000 identifiable anatomical structures; (2) Lay and scientific terminology, labeling and an audio pronunciation guide appropriate for introductory level study; (3) Interactive systems study with 38 animations and text overviews that permit exploration of each system of the human body and its related functions; (4) Anterior and posterior dissectible views of anatomy; (5) Two levels of magnification; and (6) Interactive puzzles designed to enhance learning comprehension.

     A.D.A.M. ESSENTIALS -- SCHOOL EDITION is a curriculum-oriented solution for the study of human anatomy and physiology at the high school level. It combines A.D.A.M. Essentials with a comprehensive Teachers' Guide that includes student worksheets, ideas for classroom activities, laboratory exercises, a bibliography of additional learning resources and teacher reference materials.

     A.D.A.M. BENJAMIN/CUMMINGS INTERACTIVE PHYSIOLOGY is a series of co-developed products with Benjamin/Cummings Publishing Company, Inc. ("Benjamin/Cummings") designed for the undergraduate health sciences curriculum. Each module is designed to complement A.D.A.M. Standard, integrating anatomical structures with physiological functions. A.D.A.M. Benjamin/Cummings Interactive Physiology uses animation, audio, narration and video to explain difficult and complicated physiology concepts and processes. Its organization and self-test features provide the methodology for curriculum integration. Current products available are a Cardiovascular Module, a Muscular Module and a Respiratory Module. Benjamin/Cummings and the Company have an agreement to co-develop four additional modules for the series.

     A.D.A.M. STUDIO is designed to operate in conjunction with A.D.A.M. Comprehensive or A.D.A.M. Standard to meet the customization and integration needs of the academic and professional marketplace. It permits users to customize the content of the A.D.A.M. products by integrating additional digitized media into the A.D.A.M. products and creating a personal archive of interactive images and multimedia projects. A.D.A.M. Studio enables users to:
(1) modify, cut, paste, copy and adapt the image database in a variety of manners; (2) integrate external media from a variety of sources such as slides, x-rays, text, graphics, animations, audio and video into the A.D.A.M. programs; and (3) generate interactive documents, exhibits and original multimedia works. A.D.A.M. Studio is an add-on product and will not operate independently of A.D.A.M. Comprehensive or A.D.A.M. Standard.

     CD-ROM ANIMATION BOOKS include A.D.A.M. Trauma, A.D.A.M. Obstetrics and Gynecology and A.D.A.M. Orthpaedic and are intended primarily for the graduate education and professional markets. A.D.A.M. Trauma, which operates only in conjunction with A.D.A.M. Comprehensive, contains a set of interactive animations, patient education documents and accompanying tools for simulating typical head, back and burn injuries. A.D.A.M. Obstetrics and Gynecology, which operates in conjunction with A.D.A.M. Comprehensive or as a stand-alone program, offers a selection of birth and gynecological procedures for anatomy/medical instruction, physicians' reference and patient communication. A.D.A.M. Orthopaedic, which operates in conjunction with A.D.A.M. Comprehensive or as a stand-alone program, contains a series of animations of various surgical procedures for anatomy of the lower limbs.

     SCHOOL EDITION OF A.D.A.M. AT HOME SERIES Products include A.D.A.M. The Inside Story, Nine Month Miracle and Life's Greatest Mysteries -- School Editions. They combine the stand-alone A.D.A.M. At Home Products with comprehensive Teachers' Guides to meet the needs of a classroom setting. A.D.A.M. The Inside Story -- School Edition enables study of human anatomy and physiology in a middle school biology or life sciences course, while Nine Month Miracle -- School Edition is designed to supplement the study of human reproduction at the high school level. The Teachers' Guides for each product include student worksheets, ideas for classroom activities, laboratory exercises, a bibliography of additional learning resources and teacher reference materials.

     The A.D.A.M. Scholar Series Products contributed approximately 57.2%, 73.0% and 96.7% of net revenues in fiscal 1996, fiscal 1995 and fiscal 1994, respectively. The Company anticipates that it will continue to devote resources to developing products for the academic market.

     A.D.A.M. AT HOME SERIES PRODUCTS

     A.D.A.M. THE INSIDE STORY is a consumer "edutainment" product designed for use by all members of the family. A.D.A.M. The Inside Story is the Company's first product in the A.D.A.M. At Home Series and it provides A.D.A.M. anatomy in an easy-to-use software application. A.D.A.M. The Inside Story features a "Family Scrapbook" in which modern-day Adam and Eve characters lead a light-hearted and animated tour through each system of the body. These characters are given personalities and provide an entertaining story-line approach to the exploration of human anatomy. Fifty-two animations, six interactive puzzles and a medical glossary provide an engaging and educational multimedia experience. During fiscal 1997, the

Company will release an updated version of A.D.A.M. The Inside Story which will include among other features new 3-D graphics and one-button Internet connectivity.

     NINE MONTH MIRACLE is a consumer "edutainment" product designed for use by all members of the family interested in pregnancy. Nine Month Miracle contains accurate and informative animations and video in which modern-day Adam and Eve characters join medical experts for a month-by-month tour depicting the development of a fetus from conception through delivery. This product also integrates dramatic intra-uterine photography by Lennart Nilsson, an informative glossary from the American College of Obstetricians and Gynecologists and emotional video footage from the Nine Months documentary to create a unique multimedia experience. Nine Month Miracle also features "Emily's New Sister," a chapter where cartoon animations allow younger children to discover the miracle of a new baby through the eyes of a 7-year old character named Emily.

     LIFE'S GREATEST MYSTERIES is a consumer "edutainment" product designed for use by all members of the family that provides an interactive exploration of the myths, mysteries and curiosities of the human body. Using detailed animations and a simple "Q&A" format, a live entertaining character named Bob Winkle reveals answers to dozens of questions ranging from "What is cancer?" and "What causes Alzheimer's Disease?" to curiosities such as "What causes headaches?" and "Why does hair turn grey?" Life's Greatest Mysteries also includes activities to help reinforce key concepts, a supplemental text reference section and a glossary of key terms.

     The A.D.A.M. At Home Series Products contributed approximately 39.3%, 21.0% and 0% of net revenues in fiscal 1996, fiscal 1995 and fiscal 1994, respectively. Because of the risks involved in introducing new consumer products in today's unstable retail environment, in the fourth quarter of fiscal 1996 the Company decided to temporarily halt the development and publishing of any new consumer titles that would be solely funded by the Company.

PRODUCT DEVELOPMENT

     The Company believes in a thorough and systematic approach to product development which includes stages of market analysis, specification development, product creation and testing.

     All product ideas that have received preliminary approval from senior management of the Company for possible development are subject to extensive market analysis prior to product definition. This analysis focuses on market size, product potential, sales projections and pricing strategies. As a result of the analysis, each product concept is evaluated for return on investment, sales potential and overall strategic value. The completed analysis from this stage is then presented to senior management of the Company for final product development decisions.

     Once accepted for development, product candidates enter into the specification stage, during which the product concept develops into a detailed design. During this stage, writers, content experts and other production partners are identified and brought under contract. Additionally, third party content such as images, audio tracks and existing video are also located and licensed. When appropriate, the Company may develop simple prototypes during the specification stage to test interface, navigation and content with internal and external focus groups.

     Upon completion of the specification stage, products enter the product development stage. It is during this stage that the Company's designers, illustrators, programmers, and other creative talent become actively involved in developing the product. At several points during the development stage the product is sent to various evaluators, including potential customers, to conduct functionality tests and to gain user feedback, the results of which are integrated back into the design specifications. In addition to the functionality and testing, management believes it is important for the Company to continually market test products at several other levels. Since the Company is producing information products, it is necessary to constantly assess the accuracy of the content, which includes text, illustrations, animations, video and audio. Products also undergo usability testing to determine the friendliness of the interface, appropriateness of tools and other aspects of a user's interaction with the product.

     The Company has entered into a co-development agreement with Benjamin/Cummings which provides for the co-development, on an exclusive basis, of products for certain specified education markets (secondary school science, undergraduate science and health science education, and schools of nursing). The Company may terminate the agreement on September 1, 1997 if the Company does not receive specified revenues from Benjamin/Cummings by that date. If the minimum revenue target is satisfied, then Benjamin/Cummings will have the right to extend the term for an additional four years. The agreement does not impose any capital commitments on the part of either party. The agreement provides that particular products will be developed pursuant to separate product development agreements. The Company and Benjamin/Cummings have entered into two such product development agreements; the first such agreement provided for development of the first three modules of the A.D.A.M. Benjamin/Cummings Interactive Physiology Series (Cardiovascular, Muscular and Respiratory Modules), all of which have been completed, and the second agreement provides for the development of an additional four modules through June 1997. Both product development agreements provide for the Company to receive a royalty. Under the second agreement, the Company is required to spend certain specified minimums on the development of such modules. The agreements may be terminated by either party for material breach. Historically, the effect of these agreements has not been significant to the financial position of the Company nor is it anticipated to be in the future.

     For the fiscal years ended March 31, 1996, 1995 and 1994 total expenditures for product development, including capitalized expenses, were $2,940,000, $2,850,000 and $1,800,000, respectively.

SALES, MARKETING AND DISTRIBUTION

     The Company employs a wide range of marketing and distribution strategies in the academic and consumer markets to promote brand name recognition and broaden product distribution. To capitalize on the innovative nature of its products, the company has developed a public relations program that has resulted in coverage for the Company in a wide variety of publications and broadcasts. The Company also makes use of new information technology for communication and public relations purposes, such as a fax-on-demand information system and the A.D.A.M. Worldwide Web Page available on the Internet.

     The Company has distribution relationships with Industrial Co. ("Matsushita"), Benjamin/Cummings Publishing Company, Inc. ("Benjamin/Cummings") and Ingram Micro, Inc. ("Ingram Micro"). The sales of the Company's products through Ingram Micro, Inc. represented approximately 18% of the Company's total net revenues in fiscal 1996. No other distributors or retailers accounted for more than 10% of the Company's revenues during fiscal 1996.

     In the academic market, the Company markets its products through both direct and indirect channels. Historically, the Company promoted the products in the A.D.A.M. Scholar Series directly to the academic marketplace through its sales and marketing personnel based in Atlanta, Georgia. Direct sales and marketing activities include advertising in publications, media relations, direct mailings, distribution of brochures, participation in educational seminars, campus visits by field sales personnel, and telemarketing and telesales efforts. In fiscal 1995, the Company increased the range and scope of its distribution efforts through the development of strategic alliances with numerous established distribution networks including Addison-Wesley Publishing Company ("Addison-Wesley"), Benjamin/Cummings and Churchill Livingstone USA. Marketing support for the Company's indirect sales efforts includes the development of print and electronic catalogs, creation and supply of special demonstrative software, training kits, and media relations.

     In the consumer market, the Company believes that marketing to both its distribution channels and to the end user is fundamental to its success. The Company utilizes advertising in computer and general consumer publications, in-store promotions, merchandising, direct mailings to targeted audiences in the retail and distribution community, training kits, demo disks, participation in key consumer retail conferences and on-line marketing to promote sales of its consumer products. The Company sells its software products through multiple channels, including software distributors such as Ingram Micro and ABCO, software retailers such as Egghead and Software Etc., computer superstores such as CompUSA and Computer City, consumer electronics stores such as Circuit City and Best Buy, mass merchants such as Target, and mail order companies such as Mac Warehouse and Tiger. Additionally, the Company offers consumers the opportunity to purchase products by calling a toll-free telephone number, the fulfillment of which is handled by Advanced Access, a fulfillment company under contract to the Company. There can be no assurance that distributors and retailers will purchase the Company's products. To distribute in the retail market, the Company primarily utilizes external sales organizations, such as manufacturing representative firms, to promote its products into the channel. The Company may add internal sales staff or develop strategic alliances in the future to strengthen and expand its selling capabilities for the consumer market. There can be no assurance that such sales staff or strategic alliances will materially increase the Company's sales to the consumer market.

     The distribution channels through which consumer software products are sold have been characterized by rapid change, including consolidations and financial difficulties of certain distributors and retailers. Retailers of the Company's consumer products typically have a limited amount of shelf space with intense competition among educational software products. There can be no assurance that such distributors and retailers will continue to purchase the Company's products or provide the Company's products with adequate shelf space. The Company records an allowance against sales based on historical experience and anticipated returns. To the extent that the Company's sales returns exceed the Company's allowances, the Company's results of operations could be materially adversely impacted.

     A large portion of the Company's business is highly seasonal, with operating results varying substantially from quarter to quarter. Historically, this trend has been the result of cyclical variations in funding experienced by certain of the Company's academic customers and the seasonal buying patterns in the consumer market. The Company's historical revenues and results of operations are not necessarily indicative of future revenues and results of operations because the market for educational multimedia software products is rapidly evolving and the Company's revenues in any period are significantly affected by the announcements and product offerings of the Company and its competitors, as well as consumer and academic demands and the economy in general. The Company's expense levels are based, in part, on its expectations as to future revenues. If revenue levels are below expectations, the Company may be unable or unwilling to reduce expenses proportionately and operating results are likely to be adversely affected. Products are generally shipped as orders are received and accordingly the Company has historically operated with little backlog. As a result, revenues in any quarter are substantially dependent on the quantity of product orders received in that quarter.

     In the international market, the Company depends primarily on strategic partners to promote, distribute and sell its software products. The Company has established distribution relationships with several key players in the academic markets, such as Matsushita in Japan, Pearson Professional in Asia and Churchill Livingstone UK in Europe, and with several key players in the consumer markets, such as BOMICO in Germany. Certain of the Company's international distribution arrangements are structured as standard distribution or reseller arrangements where the partner purchases product at a wholesale price from the Company's inventories while others involve republishing the software products where the partner is responsible for product localization, sales, marketing and consumer support and the Company receives a royalty on the sales. International revenues comprised 15.2%, 28.6% and 28.1% of the Company's total net revenues in fiscal 1996, fiscal 1995 and fiscal 1994, respectively.

STRATEGIC ALLIANCES

     An essential element of the company's business strategy is to develop alliances with domestic and international educational and medical publishers and others in an effort to establish effective distribution channels for its products and, in certain cases, to facilitate new product development. A summary of the Company's significant alliances is set forth below.

  Addison-Wesley Publishing Company, a subsidiary of Pearson PLC

     - Through its subsidiary, Benjamin/Cummings, Addison-Wesley is a major publisher for the undergraduate market for science, health science, nursing and allied health. Addison-Wesley is an investor and has product development and distribution relationships with the Company.

     - The Company and Benjamin/Cummings have agreed to co-develop a series of multimedia products, known as A.D.A.M. Benjamin/Cummings Interactive Physiology, for the undergraduate health science market. The first three modules, Cardiovascular Module, Muscular Module and Respiratory Module already have been completed. See "-- Products."

     - The Company and Benjamin/Cummings have signed a distribution agreement under which Benjamin/ Cummings distributes the A.D.A.M. Scholar Series of products to the undergraduate market in the United States and Canada with primary emphasis on A.D.A.M. Standard. The distribution agreement provides for an initial term of two years ending August 4, 1996. However, during the fourth quarter of fiscal 1996 the Company and Benjamin/Cummings agreed that Benjamin/Cummings would cease direct sales and marketing activities of A.D.A.M. Standard and focus its selling efforts on Student Edition products in school bookstores. Benjamin/Cummings is not subject to any capital requirements or minimum purchase commitments under the agreement. Benjamin/Cummings is required to pay the Company for copies of products distributed by Benjamin/Cummings in accordance with the Company's product list, as in effect from time to time.

  Matsushita Electric Industrial Co., Ltd.

     - Matsushita is one of the world's largest consumer electronics companies and the parent entity to Panasonic, Technics, Quasar and National. The Company and Matsushita have an exclusive distribution relationship for A.D.A.M. products in Japan.

     - Matsushita funded the conversion of the A.D.A.M. Comprehensive and A.D.A.M. Essentials products into Kanji, the principal Japanese language.

     - Matsushita has assembled a group of third-party distributors to sell A.D.A.M. Comprehensive in Japan, including: Canotec, the largest dealer of Apple Macintosh in Japan; Maruzen, a major medical and educational publisher; Uchida Yoko Co., Ltd., a major distributor of Fujitsu computers in the Japanese market; and AMCO, a large medical equipment sales company. In addition, Matsushita is utilizing Nippon Electric Company to distribute A.D.A.M. Essentials in Japan and has associated with Softbank to sell A.D.A.M. The Inside Story in Japan once the Kanji language conversion is completed on this product.

     - The exclusive distribution agreement with Matsushita provided for an initial term of three years ending April 16, 1996. Matsushita is not subject to any continuing capital commitments or minimum purchase requirements under the agreement, nor is the Company subject to any capital or similar commitments or requirements. The Company and Matsushita are currently negotiating an extension to the exclusive distribution agreement. Matsushita is required to pay the Company for copies of products distributed by Matsushita in accordance with the agreement product price list or royalty, as in effect or as modified from time to time.

  Churchill Livingstone, a division of Pearson PLC

     - Churchill Livingstone is Europe's oldest and largest medical publisher and is the publisher of Gray's Anatomy, the top selling medical title in the world. Pearson PLC also is the ultimate parent entity to Addison-Wesley with whom the Company has a strategic alliance. The Company has two distribution relationships with Churchill Livingstone.

     - Churchill Livingstone UK and the Company have entered into an agreement pursuant to which Churchill Livingstone UK distributes A.D.A.M. Comprehensive and A.D.A.M. Standard to the higher education market in Europe on a limited exclusive basis. The distribution agreement provided for an initial term of one year ending December 30, 1995. The Company and Churchill Livingstone UK have negotiated a one year extension with certain modifications to the agreement. Churchill Livingstone UK is not subject to any capital requirements or minimum purchase commitments. Churchill Livingstone is required to pay the Company for copies of products distributed by Churchill Livingstone in accordance with the Company's product price list, as in effect from time to time.

     - The Company and Churchill Livingstone USA have signed a limited exclusive distribution agreement under which Churchill Livingstone USA distributes A.D.A.M. products to the medical school, graduate institution and health professional markets in North America. The agreement requires Churchill Livingstone to achieve minimum sales levels to maintain this exclusive relationship. The agreement provides for an initial term of one year ending May 8, 1996. Churchill Livingstone has met the minimum purchase commitment objective for the initial term, and the agreement has been extended for one year. The term of the agreement may continue to be extended for consecutive additional one year terms, subject to the achievement of mutually agreed upon annual sales performance objectives. If the annual sales performance objectives are not met in the second year of the agreement, then the Company may terminate the agreement. Churchill Livingstone is required to pay the Company for copies of products distributed by Churchill Livingstone in accordance with the Company's product price list, as in effect from time to time.

ANATOMICAL REVIEW CONSULTANTS

     The Company engages the services of individuals with expertise in the fields of anatomy, biology and medicine to assist the Company in its endeavor to ensure that the A.D.A.M. Image Database conforms to the highest standards of anatomical accuracy and instructional utility. These individuals make periodic recommendations to the Company with respect to content accuracy and testing reliance of the Company's products and product development candidates.

     As of March 31, 1996 the anatomical review consultants were as follows:

                    NAME                                        AFFILIATION
- - ---------------------------------------------  ---------------------------------------------
Anne M.R. Agur, B.Sc. (TO), M.Sc.............  Associate Professor, Anatomy and Cell Biology
                                                 University of Toronto, Faculty of Medicine
Arthur English, Ph.D.........................  Professor of Anatomy
                                                 Emory University School of Medicine
Keith L. Moore, Ph.D.........................  Professor, Anatomy and Cell Biology
                                               University of Toronto, Faculty of Medicine
Todd Olson, Ph.D.............................  Professor of Anatomy
                                                 Albert Einstein College of Medicine
Wojciech (Albert) Pawlina, M.D...............  Assistant Professor, Anatomy and Cell Biology
                                                 University of Florida College of Medicine
Vick Williams, M.D., Ph.D....................  Professor, Cellular and Structural Biology
                                                 University of Texas Health Science Center
                                                 at San Antonio

MANUFACTURING

     The production of the Company's software includes CD-ROM pressing, assembly of purchased product components, printing of product packaging and user manuals and shipping of finished goods, which is performed by third-party vendors in accordance with the Company's specifications and forecasts. The Company believes that there are alternate sources of these services that could be implemented without material delay.

PROPRIETARY RIGHTS AND LICENSES

     The Company regards its software and the A.D.A.M. Image Database as proprietary and relies primarily on a combination of copyright, trademark, trade secret and confidential information laws, employee and third-party nondisclosure agreements and other methods to protect its proprietary rights. There can be no assurance that these protections will be adequate to protect the Company's intellectual property rights or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technologies. The Company has obtained federal registrations of its trademarks "A.D.A.M.," "SCHOLAR SERIES", and the "WALKING MAN" logo in the United States and has applied for registration of the trademark "NINE MONTH MIRACLE." The Company has also obtained registrations of the "A.D.A.M." trademark in 22 foreign countries and has applications for registration of the mark pending in an additional 7 countries. The Company does not currently hold any patents or have any patent applications pending. The Company believes that, due to the rapid pace of innovation within the multimedia and software industries, factors such as the technological and creative skills of its personnel and the quality of the content of its products are more important in establishing and maintaining a leadership position within the industry than are the various legal protections of its technology.

     The Company licenses certain software programs from third-party developers and incorporates them into its products. Such software products are widely licensed by the respective developers thereof for incorporation by other developers (like A.D.A.M.) in their products and provide specific functionality required in order to operate the product. For example, the Company licenses Macromind Director, a program distributed by Macromedia, which permits a product to display animated sequences. This product is incorporated in several A.D.A.M. products. Generally, the licenses grant to the Company nonexclusive, worldwide licenses with respect to the subject program and terminate only upon a material breach by the Company. Certain of the licenses require payment of annual license fees (but such annual license fees do not exceed $25,000 per annum in the aggregate). If a third-party agreement for licensed software expires or terminates and the Company is unable to renew or extend the agreement, the Company could be required to engage in independent development of replacement software or to obtain a suitable replacement. The Company believes that licenses for alternative software programs are generally available on commercial terms from a number of licensors. The Company owns and does not license the anatomical illustrations included in the A.D.A.M. Image Database, but licenses certain additional multimedia content included in its products, including video, photographs, music and text, from various third parties that is incorporated in its products. Such licenses generally provide the Company with fully-paid perpetual, worldwide licenses to include the licensed content in a designated product.

     The Company believes that its products, trademarks and other proprietary rights do not infringe on the proprietary rights of third-parties. However, as the number of software products in the multimedia industry increases and the functionality of these products further overlaps, software developers may become increasing subject to infringement claims. There can be no assurance that third-parties will not assert infringement claims against the Company in the future with respect to current or future products, trademarks or other Company works or that any assertion may not require the Company to enter into royalty arrangements or result in costly litigation.

COMPETITION

     The educational multimedia software industry is intensely competitive and demand for particular software products may be adversely affected by the increasing number of available competitive products. The Company competes in the academic marketplace primarily with other companies offering educational software products on anatomy, health and medical topics and, to a lesser extent, with larger publishers of traditional print textbooks on anatomy and medicine. Existing competitors may continue to broaden their product lines and potential competitors, including large hardware or software manufacturers and educational publishers may enter or increase their focus on the academic market, resulting in greater competition for the Company. In the K-12 academic marketplace, the Company faces direct competition from other companies offering educational software products. In the consumer market, the Company faces direct competition from other companies offering educational software products as well as competition for shelf space from companies offering entertainment and consumer software products. Moreover, competition for the Company's products is influenced by the timing of competitive product releases and the similarity of such products to those of the Company, which may result in significant price competition, reduced profit margins, loss of shelf space or a reduction in sell-through of the company's products at retail stores. There can be no assurance that any of the Company's software products will compete effectively against other interactive multimedia software products in general or anatomical, health, medical and educational information products in particular. The Company's competitors include many companies, most of which have substantially greater financial, development, marketing and personnel resources than those of the Company. Moreover, the price of the Company's products and the computer hardware required to operate them may be higher than alternative competitive informational sources such as anatomy textbooks.

EMPLOYEES

     As of March 31, 1996, the Company employed 75 full-time persons. Of these, 32 were engaged primarily in product development, 16 in sales, 6 in marketing and 21 in finance and administration. The Company currently employs 12 degreed medical illustrators and 4 commercial illustrators. None of the Company's employees are covered by a collective bargaining agreement and the Company has experienced no work stoppages. The Company considers its employee relations to be good. Management believes that the

Company's future growth and success will depend upon its ability to retain and continue to attract highly skilled and motivated personnel in all areas of its operations.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     Portions of this Annual Report include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Important factors that could cause actual results to differ materially from the Company's current expectations are disclosed in conjunction with the forward-looking statements included herein.

ITEM 2.  PROPERTIES

     The Company's headquarters and principal operations are located in approximately 33,000 square feet of leased office space in Atlanta, Georgia. The space is leased for a term ending in 2002. Management of the Company believes that the Company's current facilities will be adequate through at least 1998. If additional facilities are required, the Company believes that suitable facilities will be available.

ITEM 3.  LEGAL PROCEEDINGS

     On April 25, 1996, a class action lawsuit was filed in Fulton County Superior Court in Atlanta, Georgia by an owner of 1,000 shares of A.D.A.M. common stock against the Company and certain of its officers and directors (Robert S. Cramer, Jr., Curtis A. Cain, Gregory M. Swayne, Holcombe T. Green, Jr. and John W. McClaugherty). The complaint alleges violations of sections 11, 12(2) and 15 of the Securities Act of 1933, violations of the Georgia Securities Act and negligent misrepresentation arising out of alleged disclosure deficiencies in connection with the Company's initial public offering which was completed on November 10, 1995. The complaint seeks compensatory damages and reimbursements for plaintiff's fees and expenses. The Company and its officers and directors intend to defend vigorously against the allegations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1996.

ITEM X.  EXECUTIVE OFFICERS OF THE REGISTRANT

     The persons who are executive officers of A.D.A.M. Software, Inc. and their positions are as follows:

                   NAME                      AGE           POSITIONS WITH THE COMPANY
- - -------------------------------------------  ---   -------------------------------------------
Robert S. Cramer...........................  35    Chairman of the Board, Co-Founder and
                                                     Director
Curtis A. Cain.............................  37    Chief Executive Officer
Gregory M. Swayne..........................  38    President Founder, Vice President
                                                   Production and Director
Robert A. DiProva..........................  48    Chief Financial Officer, Vice President of
                                                     Administration, Secretary and Treasurer
Joseph R. Fuller...........................  33    Vice President of Marketing
David A. Tranberg..........................  43    Vice President of Sales

     ROBERT S. CRAMER, JR. Mr. Cramer, a co-founder of the Company, has served as Chairman of the Board and a Director since the Company's inception in March 1990. From 1987 to 1992, he served as Chairman of the Board of Directors of Medical Legal Illustrations, Inc. ("MLI"), a predecessor to the Company. In 1989, Mr. Cramer served as an Executive Editor and Co-Publisher of Atlanta Computer Spectrum, a regional technology publication he helped to create. Also, since 1994, Mr. Cramer has served as Chairman of the

Board of the Atlanta Task Force for the Homeless, a community-wide, non-profit organization working with and on the behalf of homeless people.

     CURTIS A. CAIN. Mr. Cain has served as the Company's Chief Executive Officer since April 1994. Prior thereto, he served as the Company's Chief Operating Officer from March 1992 to March 1994, President of MLI from February 1992 until the merger of MLI and the Company in May 1992 and Consultant to MLI from November 1991 to January 1992. Previously, he was employed by Clayton, Williams and Sherwood, a real estate investment firm, serving as Regional Manager and Director of Finance and Business Development from August 1987 to September 1991. Prior thereto, he served in the United States Marine Corps from 1981 to 1985, attaining the rank of Captain.

     GREGORY M. SWAYNE. Mr. Swayne, a co-founder of the Company, has served as President, Vice President of Production and a Director of the Company since its inception in March 1990. As the original founder of MLI, he served as President of MLI from 1985 until February 1992, and as a director of MLI from 1985 until the merger of MLI and the Company in May 1992. Mr. Swayne is a master degreed medical illustrator who completed a three year graduate program in medical illustration that required him to participate in all the first year medical school courses (including gross anatomy, histology, embryology and neuroanatomy) as well as a full year of direct surgical observation and illustration.

     ROBERT A. DIPROVA. Mr. DiProva joined the Company in September 1995 as Chief Financial Officer, Vice President of Administration, Secretary and Treasurer. Prior thereto, he served from 1989 until August 1995 as Chief Financial Officer, Vice President and Treasurer for Dateq Information Network, Inc., a publicly held technology firm, and was responsible for all financial, MIS, human resources and administrative functions. Previously thereto, he served as Corporate Controller for Rhodes, Inc., a specialty furniture retailer, from 1984 to 1988. Mr. DiProva is a Certified Public Accountant and a member of the Georgia Society of Certified Public Accountants.

     JOSEPH R. FULLER. Mr. Fuller has served as the Company's Vice President of Marketing since January 1996. Prior thereto, he served as the Company's Director of Marketing from April 1995 to December 1995, and as Manager -- Consumer Division from April 1994 to March 1995. Previously, he was employed by Hayes Microcomputer Products, Inc., a developer and marketer of personal communications hardware and software, in management roles within Product Development, Product Management, and Business Development from July 1984 to March 1994.

     DAVID A. TRANBERG. Mr. Tranberg joined the Company in January 1996 as Vice President of Sales. Prior thereto, he served from January 1995 until November 1995 as Vice President of Sales and Marketing at The Blue Ribbon Soundworks, Ltd., a multimedia software developer. Prior thereto, he served from January 1994 to September 1994 as Vice President of Sales at SofNet, Inc., a communications software developer; from June 1993 to December 1994 as Eastern Regional Sales Manager at Media Vision, a multimedia hardware and software developer; from March 1992 to May 1993 as Vice President, Western Area Sales at Melita International, a telecommunications integrator; and from January 1989 to November 1991, as Regional Vice President for Ashton-Tate, developer of dBase.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is quoted on the NASDAQ National Market system under the symbol "ADAM". The following table sets forth the high and low bid quotations of the Company's Common Stock as reported by NASDAQ since the Company's initial public offering, which was consummated on November 10, 1995.

                                                                           HIGH       LOW
                                                                           ----       ---
     1996
     Fiscal Third Quarter (commencing November 10, 1995).................  $14  1/8   $4  3/8
     Fourth Quarter......................................................    7         4  1/2

     At June 18, 1996 there were approximately 180 record holders of the Company's Common Stock.

     The Company has never paid or declared any cash dividends on its Common Stock and does not intend to pay dividends on its Common Stock in the foreseeable future. To date, the Company has incurred losses and presently expects to retain its future anticipated earnings to finance development of and expansion of its business. The payment by the Company of dividends, if any, on its Common Stock in the future is subject to the discretion of the Board of Directors and will depend on the Company's earnings, financial condition, capital requirements and other relevant factors.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                YEAR ENDED MARCH 31,
                                                   -----------------------------------------------
                                                    1996      1995      1994      1993      1992
                                                   -------   -------   -------   -------   -------
                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS:
Net revenues.....................................  $ 6,447   $ 5,742   $ 2,813   $   976   $   107
Cost and expenses:
  Cost of revenues...............................    1,491       791       293       114        10
  Sales and marketing............................    4,090     3,666     1,965     1,141       324
  Product development............................    2,847     2,401     1,759     1,023       500
  General and administrative.....................    2,008     1,774     1,554     1,200       594
                                                   -------   -------   -------   -------   -------
          Total costs and expenses...............   10,436     8,632     5,571     3,478     1,428
                                                   -------   -------   -------   -------   -------
  Operating income (loss)........................   (3,989)   (2,890)   (2,758)   (2,502)   (1,321)
Interest expense.................................     (317)     (383)      (90)     (117)     (124)
Interest income..................................      415        43        64         3        --
                                                   -------   -------   -------   -------   -------
     Income (loss) from continuing operations....   (3,891)   (3,230)   (2,784)   (2,616)   (1,445)
  Loss from discontinued operations..............       --                (400)     (185)     (223)
                                                   -------   -------   -------   -------   -------
     Loss before extraordinary item..............   (3,891)   (3,230)   (3,184)   (2,801)   (1,668)
  Extraordinary loss from early extinguishment of
     debt, net of income tax benefit of $29......      (46)       --        --        --        --
                                                   -------   -------   -------   -------   -------
          Net loss...............................  $(3,937)  $(3,230)  $(3,184)  $(2,801)  $(1,668)
                                                   =======   =======   =======   =======   =======
  Net loss per share from continuing
     operations..................................  $ (1.13)  $ (1.22)  $ (1.11)  $ (1.35)  $ (1.02)
  Net loss per share.............................    (1.14)    (1.22)    (1.27)    (1.44)    (1.18)
  Weighted average number of common shares and
     share equivalents outstanding...............    3,673     2,694     2,510     1,939     1,419
                                                   =======   =======   =======   =======   =======

                                                                YEAR ENDED MARCH 31,
                                                   -----------------------------------------------
                                                    1996      1995      1994      1993      1992
                                                   -------   -------   -------   -------   -------
                                                                   (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents........................    5,352       940       716       348       299
Working capital (deficiency).....................   15,354    (1,736)     (593)     (550)     (707)
Total assets.....................................   18,871     4,247     3,632     1,340       628
Short-term debt..................................      250     2,530       284       480       654
Long-term debt...................................       --       298       336       546       529
Convertible Preferred Stock......................       --     2,022        --        --        --
          Total shareholders' equity (deficit)...   16,896    (1,943)   (1,284)     (653)   (1,046)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     A.D.A.M. creates, publishes and markets educational multimedia software products that provide anatomical, medical, scientific and health-related information for the academic and consumer markets. The Company sells its products into the academic and consumer markets through alliances with distributors and by direct sales and marketing activities. Revenue from product sales is generally recognized at the time of shipment to customers, distributors and resellers or, in the case of consignment arrangements, at the time of shipment from the consignee to their customers. The company records allowances for product returns based on historical experience and anticipated returns. Payments received in advance of shipments are recorded as deferred revenue and customer deposits in the balance sheet and are recognized as revenue when the related software is shipped and all related obligations are fulfilled.

     The Company's first products addressed the graduate education and professional markets, which are characterized by higher unit prices, lower cost of goods sold as a percentage of selling price and lower unit volumes. Accordingly, such products have a significantly higher gross margin than the Company's consumer products. In early 1994, the Company made the strategic decision to leverage its A.D.A.M. Image Database and multimedia capabilities into developing products for the larger consumer and general education markets. As a result, the Company's product mix is shifting from predominately higher priced products for graduate education and professional markets to a broad array of products with lower price points for the general education and consumer markets. The Company's consumer products generally have a lower unit price, higher cost of goods sold as a percent of price and lower gross margin. The average net revenues received by the Company were approximately $50 per unit for the 129,000 units of software sold in fiscal 1996 as compared to approximately $101 per unit for the 56,700 units of software sold in fiscal 1995 and approximately $1,174 per unit for the 2,400 units of software sold in fiscal 1994. The significant reduction in price points due to changes in product mix results in lower gross margins and higher costs of revenue as a percentage of net revenue. The Company expects these trends to continue. In addition in April 1996, the Company announced that in order to expand market share and pursue a more volume driven business in the academic market, the Company had reduced the prices of several of its academic products by approximately 40%. The Company believes these price reductions will result in lower gross margins and higher costs of revenues as a percentage of net revenue.

     The Company has experienced substantial losses since its inception resulting in an accumulated deficit of approximately $17.1 million as of March 31, 1996. For the fiscal years ended March 31, 1996, 1995 and 1994 the Company incurred net losses of approximately $3.9 million, $3.2 million and $3.2 million respectively, and anticipates that it will also incur a net loss during the fiscal year ending March 31, 1997. Management believes that the Company must successfully implement its business strategy and significantly increase its revenues from the academic and consumer markets in order to achieve profitability. At March 31, 1996, the Company had net operating loss carryforwards available for tax purposes of approximately $14.8 million, which will expire in years 2004 through 2011. Future sale of shares by certain significant shareholders could create a substantial ownership change (as defined by the Internal Revenue Service) which would limit the amount of the Company's future taxable income that may be offset by preownership net operating loss carryforwards.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated selected financial data and the percentages of the Company's net revenues represented by each line item and the percentage change in each line item.

                                                                                   PERCENTAGE CHANGE
                                                      YEAR ENDED MARCH 31,        -------------------
                                                    -------------------------     1996 TO     1995 TO
                                                    1996      1995      1994       1995        1994
                                                    -----     -----     -----     -------     -------
Net revenues......................................  100.0%    100.0%    100.0%      12.3%      104.1%
Costs and expenses:
  Cost of revenues................................   23.1      13.8      10.4       88.5       170.0
  Sales and marketing.............................   63.4      63.8      69.9       11.6        86.6
  Product development.............................   44.2      41.8      62.5       18.6        36.5
  General and administration......................   31.1      30.9      55.2       13.2        14.2
                                                    -----     -----     -----
          Total costs and expenses................  161.8     150.3     198.0
                                                    -----     -----     -----
Operating income (loss)...........................  (61.8)    (50.3)    (98.0)

     The following table sets forth for the periods indicated the revenues derived by the Company from the academic and consumer markets and from other sources. It also sets forth the revenues derived from each of these markets and sources as a percentage of total net revenues. Other revenues include royalty income, license fees and support services.

                                                                   YEAR ENDED MARCH 31,
                                                               ----------------------------
                                                                1996       1995       1994
                                                               ------     ------     ------
    Academic.................................................  $3,688     $4,194     $2,719
    Consumer.................................................   2,533      1,207         --
    Other revenues...........................................     226        341         94
                                                               ------     ------     ------
              Net revenues...................................  $6,447     $5,742     $2,813
                                                               ======     ======     ======

  Fiscal 1996 Compared to Fiscal 1995

     Total net revenues increased 12.3% to $6,447,000 in fiscal 1996 compared to $5,742,000 in fiscal 1995 as a result of increased sales of the Company's products to the consumer market, partially offset by a decline in revenues from the academic market. Total unit shipments of the Company's products increased to approximately 129,000 units in fiscal 1996 from approximately 56,700 units in fiscal 1995 due to a continued shift in the Company's product mix toward higher volume, lower priced consumer products.

     Net revenues from the academic market decreased 12.1% to $3,688,000 in fiscal 1996 from $4,194,000 in fiscal 1995 due primarily to a significant reduction of revenues from strategic partners during the fourth quarter of fiscal 1996. The decrease was further impacted by the Company's aggressive policy on price protection resulting in an increase in an allowance of approximately $315,000 in the fourth quarter for anticipated price reductions on several academic products. As a percent of total net revenues, net revenues from the academic market decreased to 57.2% in fiscal 1996 compared to 73.0% in fiscal 1995.

     Net revenues from the consumer market increased 109.9% to $2,533,000 in fiscal 1996 from $1,207,000 in fiscal 1995 due primarily to a full year of continued sales of A.D.A.M. The Inside Story and the Company's introduction of its second consumer title Nine Month Miracle in April 1995. The Company's third consumer title, Life's Greatest Mysteries, which was launched in October 1995, experienced lower than expected sales during the Company's fourth quarter of fiscal 1996. As a percent of total net revenues, net revenues from the consumer market increased to 39.3% in fiscal 1996 compared to 21.0% in fiscal 1995.

     The Company believes that its future revenue growth will depend on, among other things, its ability to introduce new and upgraded products to the marketplace, the extent of competition, unit pricing trends, the demand for its software in the academic and consumer markets, and the performance of the Company's strategic partners in areas of marketing, sales and distribution of the Company's products. In this regard, the Company considers its future revenues to be unpredictable.

     Cost of revenues increased 88.5% to $1,491,000 in fiscal 1996 compared to $791,000 in fiscal 1995. Cost of revenues, which includes the cost of support, packaging, documentation, royalties, and amortization of capitalized product development costs, increased primarily from increases in net revenues, specifically in the consumer market and an increase in amortization of capitalized product. As a percent of total net revenues, cost of revenues increased to 23.1% in fiscal 1996 compared to 13.8% in fiscal 1995 due to the above factors, as well as a shift in the Company's product mix towards higher volume, lower priced consumer products.

     Sale and marketing expenses increased 11.6% to $4,090,000 in fiscal 1996 from $3,666,000 in fiscal 1995, primarily as a result of increased marketing expenses relating to the introduction of Nine Month Miracle and Life's Greatest Mysteries in the consumer market. As a percentage of total net revenues, sales and marketing expenses decreased slightly to 63.4% in fiscal 1996 from 63.8% in fiscal 1995.

     Product development costs increased 18.6% to $2,847,000 in fiscal 1996 from $2,401,000 in fiscal 1995 due primarily to an increase in consulting costs related to product development activity and a $356,000 reduction in the amount of development costs capitalized for fiscal 1996 compared to fiscal 1995. The reduction in capitalized development costs was due to changes in design specifications of new products later in the development process which resulted in an extension of the time required before technological feasibility was achieved and thereby shortened the period during which development costs were capitalized. As a percentage of total net revenues, product development expenses increase to 44.2% in fiscal 1996 from 41.8% in fiscal 1995. Total expenditures for product development, including capitalized expenses, increased to $2,940,000 in fiscal 1996 compared to $2,850,000 in fiscal 1995. The Company capitalized product development expenses of $93,000 and $449,000 in fiscal 1996 and fiscal 1995, respectively which represented 3.2% and 15.8% of total expenditures for product development in these respective periods. Amortization of capitalized product development cost totaled $356,000 and $119,000 in fiscal 1996 and 1995, respectively, and is charged to and included in cost of revenues described above.

     General and administrative expenses increased 13.2% to $2,008,000 in fiscal 1996 from $1,774,000 in fiscal 1995 primarily as a result of increased consulting and professional fees associated with being a public company. As a percentage of total net revenues, general and administrative expenses increased to 31.1% in fiscal 1996 from 30.9% in fiscal 1995.

  Fiscal 1995 Compared to Fiscal 1994

     Total net revenues increased 104.1% to $5,742,000 in fiscal 1995 from $2,813,000 in fiscal 1994 as a result of increased sales of the Company's products in the academic market and the initiation of sales of the Company's products to the consumer market beginning September 1994. Total unit shipments of the Company's products increased to approximately 56,700 units in fiscal 1995 from approximately 2,400 units in fiscal 1994 due to a shift in the Company's product mix toward higher volume, lower priced consumer products.

     Net revenues from the academic market increased 54.2% to $4,194,000 in fiscal 1995 from $2,719,000 in fiscal 1994 as a result of the introduction of new products and an increase in the number of resellers of the Company's products. Net revenues from products introduced in fiscal 1995, including A.D.A.M. Essentials, A.D.A.M. Standard and A.D.A.M. Benjamin/Cummings Interactive Physiology: Cardiovascular Module, generated $1,153,000 of net revenues in fiscal 1995. As a percentage of total revenues, net revenues from the academic market decreased to 73.0% in fiscal 1995 from 96.7% in fiscal 1994.

     Net revenues from the consumer market of $1,207,000 in fiscal 1995 resulted from sales of A.D.A.M. The Inside Story, which was introduced in September 1994. Net revenues from the consumer market comprised 21.0% of total net revenues in fiscal 1995.

     Cost of revenues increased 170.0% to $791,000 in fiscal 1995 from $293,000 in fiscal 1994, primarily as a result of increased net revenues and a $116,000 increase in amortization of capitalized software development costs. As a percentage of total net revenues, cost of revenues increased to 13.8% in fiscal 1995 from 10.4% in fiscal 1994, primarily due to a shift in the Company's product mix toward higher volume, lower-priced consumer products.

     Sales and marketing expenses increased 86.6% to $3,666,000 in fiscal 1995 from $1,965,000 in fiscal 1994, primarily as a result of product launch and marketing expenses of approximately $1,361,000 relating to the Company's introduction of products for the consumer market. As a percentage of total net revenues, sales and marketing expenses decreased to 63.8% in fiscal 1995 from 69.9% in fiscal 1994.

     Product development expenses increased 36.5% to $2,401,000 in fiscal 1995 from $1,759,000 in fiscal 1994, primarily as a result of an increase in personnel and consulting costs for the development of new products. As a percentage of total net revenues, product development expenses decreased to 41.8% in fiscal 1995 from 62.5% in fiscal 1994. Total expenditures for product development, including capitalized expenses, increased to $2,850,000 in fiscal 1995 from $1,800,000 in fiscal 1994. The Company capitalized product development expenses of $449,000 and $41,000 in fiscal 1995 and fiscal 1994, respectively, which represented 15.8% and 2.3% of total expenditures for product development in these respective periods. Amortization of capitalized product development cost totaled $119,000 and $3,000 in fiscal 1995 and fiscal 1994, respectively, and is charged to and included in cost of revenues described above.

     General and administrative expenses increased 14.2% to $1,774,000 in fiscal 1995 from $1,554,000 in fiscal 1994, primarily due to an increase in infrastructure expenses to support the growth of the Company's operations. As a percentage of total net revenues, general and administrative expenses decreased to 30.9% in fiscal 1995 from 55.2% in fiscal 1994.

LIQUIDITY AND CAPITAL RESOURCES

     Since the Company's organization in 1990, the Company has financed its operations primarily through private placements of Common Stock and preferred stock and borrowings, having received net proceeds totaling approximately $10,423,000 from private sales of Common Stock and $6,104,000 from private sales of Convertible Preferred Stock. On November 10, 1995 the Company received net proceeds of approximately $16,500,000 from its initial public offering of Common Stock. At March 31, 1996 the Company had cash and cash equivalents of $5,352,000, short-term investments of $10,981,000, and working capital of $15,354,000. Cash used in operating activities was $2,601,000 in fiscal 1996, $3,504,000 in fiscal 1995 and $2,223,000 in fiscal 1994, principally as a result of net losses for these periods. Cash used in investing activities was $11,028,000 in fiscal 1996, $462,000 in fiscal 1995 and $2,098,000 in fiscal
1994. The increase in fiscal 1996 primarily reflects the purchase of short-term investments. Cash provided by financing activities was $18,041,000 in fiscal 1996, $4,190,000 in fiscal 1995 and $4,689,000 in fiscal 1994. The increase in fiscal 1996 primarily reflects the proceeds from the issuance of common stock resulting from the initial public offering.

     At March 31, 1996 the Company had used approximately $2,000,000 of the net proceeds from its initial public offering to repay outstanding indebtedness, consisting of all principal and accrued interest outstanding under the subordinated bridge notes issued to certain investors in fiscal 1995, and the Company's term loan with a bank.

     The Company uses its working capital to finance ongoing operations and to fund expansion and development of its product lines. In addition, the Company evaluates from time to time other acquisitions of products or companies that compliment the Company's business. At this time, the Company is not committed to incur any significant capital expenditure in fiscal 1997.

     The Company expects that cash flow from operations and existing cash and short-term investments will be adequate to meet the Company's cash requirements for the short and long term (i.e. twelve months or less and one to two years respectively).

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information included under Item 14(a)(1) and (2).

ITEM. 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        FINANCIAL DISCLOSURE

     Not applicable

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     The information under the heading "Election of Directors" entitled "Nominees for Election Term Expiring in 1996", "Directors Continuing in Office Until 1997" and "Directors Continuing in Office Until 1998" of the Proxy Statement for the Annual Meeting of Shareholders to be held September 18, 1996 (the "Proxy Statement") is incorporated hereby by reference for information on the directors of the Registrant. See Item X in Part I hereof for information regarding executive officers of the Registrant. The information under the heading "Other Matters" entitled "Compliance with Section 16(a) of the Securities Exchange Act of 1934" of the Proxy Statement is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information under the heading "Election of Directors" entitled "Compensation of Directors" of the Proxy Statement and the sections under the heading "Executive Compensation" entitled "Summary Compensation Table," "Option Grants in Last Fiscal Year," "Fiscal Year-End Option Value Table" and "Compensation Committee Interlocks and Insider Participant" of the Proxy Statement are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information under the heading "Common Stock Ownership by Management and Principal Shareholders" of the Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information under the heading "Certain Transactions" of the Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are included as part of this report:

                                                                                        PAGE
                                                                                        ----
          (1) Financial Statements:
               Report of Independent Accountants......................................   F-1
               Balance Sheet at March 31, 1996 and 1995...............................   F-2
               Statement of Operations for the three years ended March 31, 1996.......   F-3
               Statement of Changes in Shareholders' Equity (Deficit) for the three
              years ended March 31, 1996..............................................   F-4
               Statement of Cash Flows for the three years ended March 31, 1996.......   F-5
               Notes to Financial Statements..........................................   F-6
          (2) Financial Statement Schedule:
               For the three years ended March 31, 1996
                 II -- Valuation and Qualifying Accounts

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

EXHIBIT                                            DESCRIPTION
- - -------         ---------------------------------------------------------------------------------
  3.1*       -- Amended and Restated Articles of Incorporation of the Company.
  3.2*       -- Amended and Restated Bylaws of the Company.
  4.1*       -- Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1).
  4.2*       -- Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit
                3.2).
  4.3*       -- Specimen Common Stock Certificate Stock Option Plan.
  4.4*       -- Forms of Option Certificates relating to Company's 1992 Stock Option Plan.
  4.5*       -- Form of Warrants to Purchase shares of Common Stock, dated April through
                November, 1994.
  4.6*       -- Warrant issued to The Robinson-Humphrey Company, Inc. on May 23, 1995.
 10.1*       -- Convertible Preferred Stock Purchase Agreement by and among the Company, Chemical
                Bank, as trustee for the Firestone Tire and Rubber Master Trust (the "Firestone
                Trust") and James D. Oelschlager, dated as of December 22, 1994.
 10.2*       -- Convertible Preferred Stock Purchase Agreement by and among the Company, the
                Firestone Trust and James D. Oelschlager, as trustee for the Oak Associates
                Profit Sharing Plan and Trust, dated as of May 23, 1995.
 10.3*       -- Convertible Preferred Stock Purchase Agreement by and between the Company and
                Addison-Wesley Publishing Company, Inc., dated as of August 22, 1995.
 10.4*       -- Form of Convertible Preferred Stock Purchase Agreement by and between the Company and certain investors, dated as of August 30, 1995.
 10.5*       -- Termination Agreement by and between John W. McClaugherty and the Company, effective as of March 31, 1994.
 10.6*       -- ADAM/McClaugherty Termination-Redemption Agreement between the Company and John
                W. McClaugherty, dated August 30, 1995.
 10.7*       -- Irrevocable Standby Letter of Credit issued by NationsBank of Georgia, N.A., for the benefit of the Northwestern Mutual Life Insurance Company.
 10.8*       -- Amended and Restated 1992 Stock Option Plan.
 10.9*       -- 401(k) Adoption Agreement and Trust.
 10.10*      -- Employment Agreement between the Company and Robert S. Cramer, Jr., dated
                December 21, 1994.
 10.11*      -- Employment Agreement between the Company and Curtis A. Cain, dated December 19,
                1994.

EXHIBIT                                            DESCRIPTION
- - -------         ---------------------------------------------------------------------------------
 10.12*      -- Employment Agreement between the Company and Gregory M. Swayne, dated December
                19, 1994.
 10.13*      -- Employee Confidentiality, Non-disclosure and Non-competition Agreement between the Company and Robert A. DiProva, dated September 1, 1995.
 10.14*      -- Severance Agreement between the Company and Robert A. DiProva, dated September 1,
                1995.
 10.15       -- Employee Confidentiality, Non-disclosure and Non-competition Agreement between the Company and David Tranberg dated January 25, 1996.
 10.16       -- Severance Agreement between the Company and David Tranberg, dated January 25,
                1996.
 10.17       -- Employee Confidentiality, Non-disclosure and Non-competition Agreement between the Company and Joseph R. Fuller, dated April 18, 1994.
 10.18       -- Severance Agreement between the Company and Joseph R. Fuller, dated January 15,
                1996.
 10.19*      -- Sublease between I.B.M. Corporation and the Company, dated as of March 1, 1994.
 10.20*      -- Sublease Agreement between PCI Group and the Company, dated as of October 13,
                1994.
 10.21*      -- Lease between Northwestern Mutual Life Insurance Company and the Company, dated as of March 1, 1994.
10.22*+      -- Software Distribution Agreement by and among Matsushita Electric Industrial Co.,
                C.I.T.D. and the Company, dated April 16, 1993.
10.23*+      -- Co-Development Agreement by and among Addison-Wesley Publishing Company, Inc.
                ("Addison-Wesley"), The Benjamin/Cummings Publishing Company, Inc. ("Benjamin/
                Cummings") and the Company, dated June 25, 1993.
10.24*+      -- Product Development Agreement (Physiology Product) between Benjamin/Cummings and the Company, dated August 4, 1994, as amended by Letter Agreement dated May 19,
                1995.
10.25*+      -- Product Development Agreement (Physiology Product -- Modules 4-8) between
                Benjamin/ Cummings and the Company, dated as of September 14, 1995.
10.26*+      -- Software Reseller Agreement by and between Churchill Livingstone, Medical
                Division of Longman Group UK Ltd., and the Company, dated as of December 30, 1993
                (the agreement was assigned by Churchill Livingstone to Pearson Professional
                Limited, its successor, effective as of January 1, 1995).
 10.27*      -- Publishing Agreement by and between Williams & Wilkins and the Company, dated
                February 22, 1994.
 10.28*      -- License Agreement by and between J.S.K., Inc. and the Company, dated April 1,
                1994, as amended on August 30, 1995.
 10.29*      -- Software Reseller Agreement between J.S.K., Inc. and the Company, dated April 29,
                1994, as amended on August 30, 1995.
10.30*+      -- Software Distribution Agreement between Brderbund Software, Inc. and the Company, dated as of June 1, 1994, as amended by Amendment No. 1, dated as of November 1,
                1994.
10.31*+      -- Software Reseller Agreement among the Company, Addison-Wesley, through its
                Addison-Wesley/Benjamin Cummings Group Sales Force Division, Benjamin/Cummings,
                and Addison-Wesley Publishers, Ltd., dated as of August 4, 1994.
10.32*+      -- Software Reseller Agreement between the Company and Addison-Wesley, through its
                Addison-Wesley School Division, dated as of February 9, 1995.
 10.33*      -- Compact Disc Distribution Agreement between Apple Computer, Inc. and the Company, dated August 18, 1994, as amended by Amendment 1, dated as of January 23, 1995 and Amendment 2, dated as of July 11, 1995.
10.34*+      -- Software Reseller Agreement between Longman Asia Limited and the Company, dated as of October 21, 1994, as amended by Amendment No. 1, dated as of November 6,
                1994.
10.35*+      -- Software Reseller Agreement between Churchill Livingstone, Inc. and the Company, dated as of May 8, 1995.
 10.36*      -- Localization Agreement between Sunflowers Interactive Entertainment, a wholly-owned subsidiary of BOMICO, and the Company, dated June 28, 1995.

EXHIBIT                                            DESCRIPTION
- - -------         ---------------------------------------------------------------------------------
 10.37*      -- Software Reseller Agreement between BOMICO UNTERHALTUNGSSOFT-UND-HARDWARE
                VERTRIEBS GMBH and the Company, dated June 28, 1995.
 10.38*      -- Distribution Agreement with Ingram Micro, dated August 10, 1995.
 10.39*      -- Vendor Agreement between ABCO Distributors, Inc. and the Company, dated August
                10, 1994.
 10.40       -- Publishing/Developer Agreement by and between J.S.K., Inc. and the Company dated as of November 30, 1995.
 10.41       -- Software Reseller Agreement between Pearson Professionals (Australia) and the
                Company dated as of December 13, 1995.
 10.42       -- Addendum dated January 19, 1996 to Distribution Agreement with Ingram Micro, dated August 10, 1995.
 10.43       -- Localization Agreement between ZEMI Corp. and the Company dated June 7, 1996.
10.44++      -- Amendment dated June 11, 1996 to Product Development Agreement (Physiology
                Product -- Modules 4-8) between Benjamin/Cummings and the Company, dated as of
                September 14, 1995.
 11.1        -- Computation of Per Share Earnings.
 27.1        -- Financial Data Schedule (for SEC use only).

- - ---------------

* Incorporated by reference to the Company's Registration on Statement on Form S-1, File No. 33-96864
+ The Company has been granted confidential treatment of portions of this Exhibit.
     Accordingly, portions thereof have been omitted and filed separately.
++ The Company has applied for confidential treatment of portions of this Exhibit. Accordingly, portions thereof have been omitted and filed separately.

     (b) Reports on Form 8-K

     No reports on Form 8-K have been filed with the Securities and Exchange Commission during the fourth quarter of fiscal 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          A.D.A.M. SOFTWARE, INC.
                                              (Registrant)

                                          By:        ROBERT S. CRAMER, JR.
                                            ------------------------------------
                                                   Robert S. Cramer, Jr.
                                             Chairman of the Board, Co-Founder
                                                        and Director

Date: June 30, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                  SIGNATURE                                  TITLE                     DATE
- - ---------------------------------------------  ---------------------------------  --------------
            ROBERT S. CRAMER, JR.              Chairman of the Board, Co-Founder  June 30, 1996
- - ---------------------------------------------    and Director
            Robert S. Cramer, Jr.

               CURTIS A. CAIN                  Chief Executive Officer            June 30, 1996
- - ---------------------------------------------    (Principal Executive Officer)
               Curtis A. Cain

              GREGORY M. SWAYNE                President, Co-Founder, Vice-       June 30, 1996
- - ---------------------------------------------    President of Production and
              Gregory M. Swayne                  Director

              ROBERT A. DIPROVA                Chief Financial Officer and Vice-  June 30, 1996
- - ---------------------------------------------    President of Administration
              Robert A. DiProva                  (Principal Financial Officer)

              MICHAEL S. FISHER                Controller (Controller)            June 30, 1996
- - ---------------------------------------------
              Michael S. Fisher

            JOHN W. MCCLAUGHERTY               Director                           June 30, 1996
- - ---------------------------------------------
            John W. McClaugherty


- - ---------------------------------------------  Director                           June 30, 1996
              Sally D. Elliott

            DR. ANTHONY J. GATTI               Director                           June 30, 1996
- - ---------------------------------------------
            Dr. Anthony J. Gatti

           HOLCOMBE T. GREEN, JR.              Director                           June 30, 1996
- - ---------------------------------------------
           Holcombe T. Green, Jr.


- - ---------------------------------------------  Director                           June 30, 1996
               J. Larry Jones

             DR. C. EVERETT KOOP               Director                           June 30, 1996
- - ---------------------------------------------
             Dr. C. Everett Koop

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of A.D.A.M. Software, Inc.

     In our opinion, the financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 20 present fairly, in all material respects, the financial position of A.D.A.M. Software, Inc. at March 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Atlanta, Georgia
May 10, 1996

                            A.D.A.M. SOFTWARE, INC.

                                 BALANCE SHEET

                                                                              MARCH 31,
                                                                       -----------------------
                                                                         1996           1995
                                                                       --------       --------
                                                                        (IN THOUSANDS, EXCEPT
                                                                             SHARE DATA)
                                            ASSETS
Current assets
  Cash and cash equivalents..........................................  $  5,352       $    940
  Short-term investments.............................................    10,981             --
  Accounts receivable, net of allowances of $766 and $110............       448          1,024
  Inventories........................................................       433            170
  Prepaids and other.................................................       115             --
                                                                       --------       --------
          Total current assets.......................................    17,329          2,134
Property and equipment, net..........................................       889          1,014
Software development costs, net......................................       105            368
Restricted certificate of deposit....................................       548            731
                                                                       --------       --------
                                                                       $ 18,871       $  4,247
                                                                       ========       ========
                        LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities
  Accounts payable...................................................  $    526       $    397
  Accrued liabilities................................................       614            446
  Accrued interest...................................................       158            171
  Accrued compensation and employee benefits.........................       182            130
  Deferred rent......................................................       245            196
  Third party advances...............................................       250            250
  Subordinated notes payable to related parties......................        --          1,319
  Current portion of notes payable...................................        --            961
                                                                       --------       --------
          Total current liabilities..................................     1,975          3,870
Notes payable........................................................        --            298
                                                                       --------       --------
          Total liabilities..........................................     1,975          4,168
                                                                       --------       --------
Mandatorily redeemable convertible preferred stock Series A, $0.01 par value; $12 redemption value; 937,500 shares authorized; 0 and
  262,500 shares issued and outstanding..............................        --          2,022
Shareholders' equity (deficit)
  Preferred stock, no par value; 9,062,500 shares authorized; no
     shares issued and outstanding...................................        --             --
  Common stock, $0.01 par value; 20,000,000 shares authorized;
     5,234,647 and 2,696,887 shares issued and outstanding...........        52             27
  Common stock warrants..............................................       135             --
  Additional paid-in capital.........................................    33,783         10,168
  Accumulated deficit................................................   (17,074)       (12,138)
                                                                       --------       --------
                                                                         16,896         (1,943)
Commitments (Note 12)................................................
                                                                       --------       --------
                                                                       $ 18,871       $  4,247
                                                                       ========       ========

   The accompanying notes are an integral part of these financial statements.

                            A.D.A.M. SOFTWARE, INC.

                            STATEMENT OF OPERATIONS

                                                                     YEAR ENDED MARCH 31,
                                                                -------------------------------
                                                                 1996        1995        1994
                                                                -------     -------     -------
                                                                   (IN THOUSANDS, EXCEPT PER
                                                                        SHARE AMOUNTS)
Net revenues..................................................  $ 6,447     $ 5,742     $ 2,813
                                                                -------     -------     -------
Cost and expenses
  Cost of revenues............................................    1,491         791         293
  Sales and marketing.........................................    4,090       3,666       1,965
  Product development.........................................    2,847       2,401       1,759
  General and administrative..................................    2,008       1,774       1,554
                                                                -------     -------     -------
                                                                 10,436       8,632       5,571
                                                                -------     -------     -------
     Operating loss...........................................   (3,989)     (2,890)     (2,758)
Interest expense..............................................     (317)       (383)        (90)
Interest income...............................................      415          43          64
                                                                -------     -------     -------
Loss from continuing operations before income taxes...........   (3,891)     (3,230)     (2,784)
Income taxes..................................................       --          --          --
                                                                -------     -------     -------
     Loss from continuing operations..........................   (3,891)     (3,230)     (2,784)
                                                                -------     -------     -------
Discontinued operations
  Loss from operations of MLI (less applicable income taxes of
     $0)......................................................       --          --        (291)
  Loss on disposal of MLI (less applicable income taxes of
     $0)......................................................       --          --        (109)
                                                                -------     -------     -------
  Loss from discontinued operations before extraordinary
     item.....................................................       --          --        (400)
  Extraordinary loss on extinguishment of debt (net of income
     tax benefit of $29)......................................      (46)         --          --
                                                                -------     -------     -------
     Net loss.................................................  $(3,937)    $(3,230)    $(3,184)
                                                                =======     =======     =======
Net loss per common share and common share equivalent
  Loss before discontinued operations.........................  $ (1.13)    $ (1.22)    $ (1.11)
  Loss from discontinued operations...........................       --          --        (.16)
  Loss from extraordinary item................................     (.01)         --          --
                                                                -------     -------     -------
Net loss per common share.....................................  $ (1.14)    $ (1.22)    $ (1.27)
                                                                =======     =======     =======
Weighted average number of common shares and common share
  equivalents outstanding.....................................    3,673       2,694       2,510
                                                                =======     =======     =======
Unaudited pro forma and supplemental earnings per share
  Pro forma net loss per common share.........................  $  (.99)    $ (1.17)
                                                                =======     =======
  Pro forma weighted average number of common shares
     outstanding..............................................    3,962       2,766
                                                                =======     =======
  Supplemental pro forma net loss per common share............  $  (.92)
                                                                =======
  Supplemental pro forma weighted average number of common
     shares outstanding.......................................    4,055
                                                                =======

   The accompanying notes are an integral part of these financial statements.

                            A.D.A.M. SOFTWARE, INC.

             STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

                                          COMMON STOCK      ADDITIONAL    COMMON
                                       ------------------    PAID-IN      STOCK     ACCUMULATED
                                        SHARES     AMOUNT    CAPITAL     WARRANTS     DEFICIT      TOTAL
                                       ---------   ------   ----------   --------   -----------   -------
                                                       (IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE AT MARCH 31, 1993............  2,169,739    $ 22     $  5,049      $ --      $  (5,724)   $  (653)
Issuance of common stock.............    450,000       4        4,980        --             --      4,984
Net loss.............................         --      --           --        --         (3,184)    (3,184)
Conversion of borrowings from
  shareholder and accrued interest to
  common
  stock..............................     65,515       1          130        --             --        131
Exercise of common stock options.....      2,000      --            6        --             --          6
                                       ---------   ------   ----------   --------   -----------   -------
BALANCE AT MARCH 31, 1994............  2,687,254      27       10,165        --         (8,908)     1,284
Net loss.............................         --      --           --        --         (3,230)    (3,230)
Accretion of discount on mandatorily
  redeemable preferred stock.........         --      --          (47)       --             --        (47)
Notes receivable received for stock
  options exercised..................         --      --          (43)       --             --        (43)
Exercise of common stock options.....      9,633      --           93        --             --         93
                                       ---------   ------   ----------   --------   -----------   -------
BALANCE AT MARCH 31, 1995............  2,696,887      27       10,168        --        (12,138)    (1,943)
Issuance of common stock.............  1,558,600      15       16,489        --             --     16,504
Net loss.............................         --      --           --        --         (3,937)    (3,937)
Retirement of common shares..........   (125,000)     (1)                                 (999)    (1,000)
Conversion of preferred stock........    762,500       8        6,186        --             --      6,194
Accretion of discount on mandatorily
  redeemable preferred stock.........         --      --         (244)       --             --       (244)
Exercise of common stock options.....    341,660       3        1,184        --             --      1,187
Issuance of common stock warrants....         --      --           --       135             --        135
                                       ---------   ------   ----------   --------   -----------   -------
BALANCE AT MARCH 31, 1996............  5,234,647    $ 52     $ 33,783      $135      $ (17,074)   $16,896
                                        ========   ======     =======    =======     =========    =======

   The accompanying notes are an integral part of these financial statements.

                            A.D.A.M. SOFTWARE, INC.

                            STATEMENT OF CASH FLOWS

                                                                       YEAR ENDED MARCH 31,
                                                                   ----------------------------
                                                                     1996      1995      1994
                                                                   --------   -------   -------
                                                                          (IN THOUSANDS)
Cash flows from operating activities
  Net loss.......................................................  $ (3,937)  $(3,230)  $(3,184)
  Adjustments to reconcile net loss to net cash used in operating
     activities Depreciation and amortization....................       796       562       274
     Accretion...................................................      (118)       --        --
     Loss on disposal of property and equipment..................        --        --        16
     Loss on disposal of MLI.....................................        --        --       109
     Loss on extinguishment of debt..............................        75        --        --
     Changes in assets and liabilities
       Decrease (increase) in accounts receivable................       576      (477)      (24)
       (Increase) in inventories.................................      (263)      (14)     (156)
       (Increase) decrease in prepaids and other assets..........      (115)       --        26
       Increase (decrease) in accounts payable...................       129      (141)      338
       Increase (decrease) in accrued liabilities................       168      (499)      325
       (Decrease) increase in accrued interest...................       (13)      132        --
       Increase (decrease) in accrued compensation and employee
          benefits...............................................        52        26        (6)
       Increase in deferred rent.................................        49       137        59
                                                                   --------   -------   -------
          Net cash used in operating activities..................    (2,601)   (3,504)   (2,223)
                                                                   --------   -------   -------
Cash flows from investing activities
  Purchases of short-term investments............................   (20,803)       --        --
  Proceeds from sale of short-term investments...................    10,000        --        --
  Purchases of property and equipment............................      (315)     (180)   (1,159)
  Redemption (purchase) of restricted certificate of deposit.....       183       167      (898)
  Software development costs.....................................       (93)     (449)      (41)
                                                                   --------   -------   -------
          Net cash used in investing activities..................   (11,028)     (462)   (2,098)
                                                                   --------   -------   -------
Cash flows from financing activities
  Proceeds from issuance of common stock, net of issuance costs,
     and exercise of options.....................................    17,691         7     4,990
  Repurchase of common stock.....................................    (1,000)       --        --
  Proceeds from issuance of mandatorily redeemable preferred
     stock, net of issuance costs................................     3,928     1,975        --
  Proceeds from issuance of subordinated debt....................        --     2,244        --
  Borrowings under line of credit................................        --       291       100
  Repayments under line of credit................................        --      (291)     (300)
  Repayments of notes payable....................................    (2,578)      (36)      (30)
  Other..........................................................                  --       (71)
                                                                   --------   -------   -------
     Net cash provided by financing activities...................    18,041     4,190     4,689
                                                                   --------   -------   -------
Increase in cash and cash equivalents............................     4,412       224       368
Cash and cash equivalents, beginning of period...................       940       716       348
                                                                   --------   -------   -------
Cash and cash equivalents, end of period.........................  $  5,352   $   940   $   716
                                                                   ========   =======   =======

   The accompanying notes are an integral part of these financial statements.

                            A.D.A.M. SOFTWARE, INC.

                         NOTES TO FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A.D.A.M. Software, Inc. (A.D.A.M. or the Company) creates, publishes and markets educational multimedia software products that provide anatomical, medical, scientific and health-related information for the academic/professional (academic) and consumer markets. A.D.A.M.(R) products incorporate internally developed, original medical illustrations with text, audio, photography, animation and video in easy-to-use, interactive software applications.

BASIS OF PRESENTATION

     The accompanying financial statements for the year ended March 31, 1994 include the accounts of A.D.A.M. and Medical-Legal Illustrations, Inc. (MLI). Effective June 30, 1992, MLI was merged into A.D.A.M., with MLI operating as the medical illustrations business of A.D.A.M., and the separate corporate existence of MLI ceased. The merger was accounted for as a combination of entities under common control and was accounted for by combining the historical accounts of A.D.A.M. and MLI (in a manner similar to a pooling of interest) since A.D.A.M. and MLI had common shareholders. The shareholders of MLI received 312,760 shares of A.D.A.M. common stock for the 1,250 outstanding common shares of MLI. Subsequently, on March 31, 1994, the Company approved a plan to discontinue the operations and dispose of the medical illustrations business (Note 14). The disposal of MLI was reflected in the March 31, 1994 financial statements.

     Certain prior year amounts in the financial statements have been reclassified to conform to current year presentation.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net revenues and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE RECOGNITION

     The Company sells its products into the academic and consumer markets through alliances with distributors and by direct sales and marketing activities. Revenue from product sales is generally recognized at the time of shipment to customers, distributors or resellers or, in the case of consignment arrangements, at the time of shipment from the consignee to their customers. The Company records allowances for product returns based on historical experience and anticipated returns. Payments received in advance of shipments are recorded as deferred revenue and customer deposits in the accompanying balance sheet and are recognized as revenue when the related software is shipped.

RESTRICTED CERTIFICATE OF DEPOSIT

     In connection with the Company's noncancellable operating lease for its office space, the Company is required to purchase certificates of deposit with a bank securing a letter of credit guaranteeing rental payments under the lease (see Note 12). The certificate of deposit matures May 29, 1996, bears interest at 4.3% and is carried at cost which approximates market.

CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of marketable securities and trade receivables. The Company restricts investment of marketable

                            A.D.A.M. SOFTWARE, INC.

securities to short-term investment grade securities and direct or guaranteed obligations of the United States government.

     A significant portion of the Company's revenues and related receivables are from major distributors. At March 31, 1996, the Company had receivables from two major distributors of approximately $400,000 and $133,000, respectively. Total sales to these distributors were approximately 18% and 5% of net revenues during fiscal 1996.

INVENTORIES

     Inventories consist principally of computer software media and related shipping supplies and are stated at the lower of specific cost or market. Cost is determined using the first-in, first-out method.

PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes over the estimated useful lives of three to five years.

SOFTWARE DEVELOPMENT COST

     Capitalized software development costs consist principally of salaries and certain other expenses directly related to development and modifications of software products capitalized in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed". Capitalization of such costs begins when a working model has been produced as evidenced by completion of design, planning, coding and testing such that the product meets its design specifications and has thereby established technological feasibility as defined in SFAS No. 86. Capitalization of such costs ends when the resulting product is available for general release to the public. Amortization of capitalized software development costs is provided at the greater of the ratio of current product revenue to the total of current and anticipated product revenue or on a straight-line basis over the estimated economic life of the software, which the Company has determined is not more than eighteen months. It is reasonably possible that those estimates of anticipated product revenues, the remaining estimated economic life of the product, or both will be reduced significantly in the near term due to changing technologies. As a result, the carrying amount of capitalized software costs may be reduced materially in the near term.

INCOME TAXES

     On April 1, 1993, the Company adopted SFAS 109, "Accounting for Income Taxes." The adoption of SFAS 109 changed the Company's method of accounting for income taxes from the deferred method to an asset and liability approach. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The adoption of SFAS 109 did not have a significant effect on the financial statements.

LOSS PER SHARE

     Net loss per share is computed using the weighted average number of common shares and common share equivalents outstanding during 1996, 1995 and 1994. The loss per common share gives effect to the accretion of discount on mandatorily redeemable preferred stock. The Company's stock options and warrants are excluded from the calculation of loss per share due to their anti-dilutive effect.

                            A.D.A.M. SOFTWARE, INC.

PRO FORMA NET LOSS PER SHARE (UNAUDITED)

     Pro forma net loss per share has been included to give effect to the conversion of the Company's outstanding convertible preferred stock upon consummation of the initial public offering (see Notes 8 and 9).

     Pro forma net loss per share is computed using the weighted average number of common shares and common share equivalents outstanding during 1996 and 1995. The number of pro forma weighted average shares outstanding during 1996 and 1995 is based on the number of weighted average shares outstanding in each period after giving effect to the estimated number of additional shares (289,000 in fiscal 1996 and 72,000 in fiscal 1995) that would have been outstanding upon conversion of the mandatorily redeemable preferred stock. The Company's stock options and warrants are excluded from the 1996 and 1995 calculation of pro forma net loss per share due to their anti-dilutive effect.

SUPPLEMENTAL PRO FORMA NET LOSS PER SHARE (UNAUDITED)

     Supplemental pro forma net loss per share for 1996 is computed using the pro forma weighted average number of shares of common stock and common stock equivalents increased by the estimated number of additional shares to repay certain indebtedness. This payment was effected after consummation of the initial public offering. Pro forma net loss is decreased to give effect to the reduction in interest costs of approximately $187,000 in fiscal 1996.

NEW PRONOUNCEMENTS

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS 123) which establishes a fair value based method model to value options and determine compensation costs at the date of grant. However, SFAS 123 provides companies with the election to continue to measure compensation cost using the methods prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" (APB 25). Companies making such election must make pro forma comparative disclosures of net income and earnings per share beginning in fiscal years beginning after December 31, 1995 as if SFAS 123 had been applied. The Company intends to elect the disclosure alternative of SFAS 123; therefore, no adjustment as a result of adopting this statement is anticipated.

2.  MARKETABLE SECURITIES

     On March 31, 1996, the Company held investments in marketable securities which it classified as held-to-maturity. Held-to-maturity securities represent those securities that the Company has both the positive intent and ability to hold to maturity and are carried at amortized cost. Securities with a maturity date within one year are classified as short-term investments as a part of Current Assets and are stated at fair value plus accrued interest. These held-to-maturity securities at March 31, 1996 included the following (in thousands):

                                                                                      GROSS
                                                             AMORTIZED    FAIR     UNREALIZED
                                                               COST       VALUE    GAIN/(LOSS)
                                                             ---------   -------   -----------
    Paine Weber Commercial Paper, face value of $2,000,000
      interest at 5.38% due April 1, 1996..................   $ 2,000    $ 1,999      $  (1)
    CIGNA Commercial Paper, face value of $2,000,000
      interest at 5.38%, due April 1, 1996.................     2,000      1,999         (1)
    GMAC Commercial Paper, face value of $2,000,000
      interest at 5.33%, due June 6, 1996..................     1,981      1,979         (2)
    U.S. Treasury Note, face value of $1,000,000 interest
      at 7.25%, due November 30, 1996......................     1,036      1,012        (24)

                            A.D.A.M. SOFTWARE, INC.

                                                                                      GROSS
                                                             AMORTIZED    FAIR     UNREALIZED
                                                               COST       VALUE    GAIN/(LOSS)
                                                             ---------   -------   -----------
    U.S. Treasury Strips, face value of $1,000,000 interest
      at 5.34%, due May 15, 1996...........................       994        994         --
    AMEX -- Commercial Paper, face value of $1,000,000
      interest at 5.56%, due June 3, 1996..................       990        990         --
    CIGNA Financial -- Commercial Paper, face value of
      $1,000,000 interest at 5.34%, due August 30, 1996....       977        977         --
    Federal Home Loan Bank Note, face value of $1,000,000
      interest at 5.4%, due March 28, 1997.................     1,003        999         (4)
                                                             ---------   -------   -----------
                                                              $10,981    $10,949      $ (32)
                                                              =======    =======   =========

     Net unrealized losses on held-to-maturity securities have not been recognized in the accompanying financial statements. There were no realized gains or losses for the years ended March 31, 1996, 1995 and 1994.

3.  INVENTORIES

     The components of inventory are summarized as follows (in thousands):

                                                                               MARCH 31,
                                                                              -----------
                                                                              1996   1995
                                                                              ----   ----
    Raw materials...........................................................  $274   $111
    Finished goods..........................................................   159     59
                                                                              ----   ----
                                                                              $433   $170
                                                                              ====   ====

4.  PROPERTY AND EQUIPMENT

     Property and equipment is summarized as follows (in thousands):

                                                                             MARCH 31,
                                                                          ----------------
                                                                           1996      1995
                                                                          -------   ------
    Computers...........................................................  $ 1,073   $  840
    Equipment...........................................................      257      221
    Furniture and fixtures..............................................      545      515
    Leasehold improvements..............................................      167      161
                                                                          -------   ------
                                                                            2,042    1,737
    Less -- accumulated depreciation and amortization...................   (1,153)    (723)
                                                                          -------   ------
                                                                          $   889   $1,014
                                                                          =======   ======

     Depreciation and amortization of property and equipment totalled approximately $440,000, $443,000 and $271,000 for 1996, 1995 and 1994,
respectively.

                            A.D.A.M. SOFTWARE, INC.

5.  PRODUCT DEVELOPMENT EXPENDITURES

     Product development expenditures are summarized as follows (in thousands):

                                                                   YEAR ENDED MARCH 31,
                                                               ----------------------------
                                                                1996       1995       1994
                                                               ------     ------     ------
    Total development expenditures...........................  $2,940     $2,850     $1,800
    Less: Additions to capitalized software development,
      prior to amortization..................................     (93)      (449)       (41)
                                                               ------     ------     ------
    Product development expense..............................  $2,847     $2,401     $1,759
                                                               ======     ======     ======

     The activity in the capitalized software development account is summarized as follows (in thousands):

                                                                   YEAR ENDED MARCH 31,
                                                               ----------------------------
                                                                1996       1995       1994
                                                               ------     ------     ------
    Balance at beginning of year, net........................  $  368     $   38     $   --
    Additions................................................      93        449         41
    Amortization expense.....................................    (356)      (119)        (3)
                                                               ------     ------     ------
    Balance at end of year, net..............................  $  105     $  368     $   38
                                                               ======     ======     ======

     Capitalized software development costs of approximately $0, $140,000 and $12,000 at March 31, 1996, 1995 and 1994, respectively, were not subject to amortization as products were not available for general release.

6.  DEBT

     Debt consists of the following (in thousands):

                                                                             MARCH 31,
                                                                          ----------------
                                                                          1996      1995
                                                                          ----     -------
    Note payable to bank, bearing interest at 8.5% per annum, payable in monthly principal and interest installments of $5,345 Through
      February 1998 with a final payment due March 15, 1998,
      collateralized by substantially all Company assets and secured by
      guarantees from certain officers and shareholders.................   $--     $   334
    Subordinated notes payable, including notes payable to a shareholder and other related parties of approximately $1,319, bearing interest at 15% per annum, payable in quarterly interest
      installments, and principal payments due April 28, 1995 through
      November 29, 1995.................................................   --        2,244
                                                                          ----     -------
                                                                           --        2,578
      Less current maturities...........................................   --       (2,280)
                                                                          ----     -------
      Long-term debt....................................................   $--     $   298
                                                                          ====     =======

     During fiscal years 1996 and 1995, the Company maintained a line of credit with a bank. At March 31, 1996, borrowings of $450,000 were available under the line of credit agreement through May 1996 bearing interest at prime (8.25% at March 31, 1996) plus 1% with an annual renewal fee of 1% of the unused line of credit. The line of credit is collateralized by substantially all of the Company's assets. At March 31, 1996 and 1995, the Company had no borrowings outstanding under the agreement.

     At March 31, 1996 and 1995, the Company had unsecured advances of $250,000 plus accrued interest payable to a third party. The advances are payable on demand.

                            A.D.A.M. SOFTWARE, INC.

7.  INCOME TAXES

     On April 1, 1993, the Company adopted SFAS 109 and recorded a deferred benefit of approximately $2,066,000 for net operating loss carryforwards and $28,000 of cumulative temporary deductible differences. Simultaneously, the Company recorded a valuation allowance of approximately $2,094,000.

     At March 31, 1996, the Company had net operating loss carryforwards available for tax purposes of approximately $14,775,000, which will expire in years 2004 through 2011. Future sale of shares by certain significant shareholders could create a substantial ownership change (as defined by the Internal Revenue Service) which would limit the amount of the Company's future taxable income that may be offset by preownership change net operating loss carryforwards.

     The provision for income taxes differs from the amount computed by applying the applicable U.S. statutory federal income tax rate of 34 percent to pre-tax loss from continuing operations as a result of the following items (in thousands):

                                                                   YEAR ENDED MARCH 31,
                                                                ---------------------------
                                                                 1996      1995      1994
                                                                -------   -------   -------
     Federal tax benefit on income from continuing operations
       at statutory federal income tax rate...................  $(1,319)  $(1,098)  $  (947)
     (Increase) decrease due to:
       Change in valuation allowance..........................    1,430     1,264     1,295
       Loss attributable to MLI...............................       --        --      (152)
       State taxes............................................     (117)     (128)     (110)
       Research and development credits.......................      (12)      (51)      (48)
       Other..................................................       18        13       (38)
                                                                -------   -------   -------
                                                                $    --   $    --   $    --
                                                                =======   =======   =======

     The components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                                            MARCH 31,
                                                                        -----------------
                                                                         1996      1995
                                                                        -------   -------
     Deferred tax assets Fixed assets.................................  $    23   $     1
       Accrued expenses...............................................       94        89
       Allowance for doubtful accounts................................      286        42
       Net operating loss carryforwards...............................    5,609     4,563
       Research and development credits...............................      111        99
                                                                        -------   -------
                                                                          6,123     4,794
                                                                        -------   -------
     Deferred tax liabilities Software development cost...............      (40)     (141)
                                                                        -------   -------
                                                                            (40)     (141)
                                                                        -------   -------
     Net deferred tax asset before valuation allowance................    6,083     4,653
     Valuation allowance..............................................   (6,083)   (4,653)
                                                                        -------   -------
                                                                        $    --   $    --
                                                                        =======   =======

     Net tax assets increased approximately $1,430,000 for the year ended March 31, 1996, primarily due to an increase in net operating loss carryforwards. Due to the existence of continuing losses, the Company recorded a corresponding increase in the valuation allowance of $1,430,000. Management's estimate of the valuation allowance could be effected in the near term based on taxable income generated in future years.

                            A.D.A.M. SOFTWARE, INC.

8.  MANDATORILY REDEEMABLE PREFERRED STOCK

     During fiscal 1996 and 1995, the Company issued 500,000 shares and 262,500 shares, respectively, of Series A preferred stock (Convertible Preferred stock) at $8.00 per share. The Convertible Preferred stock was convertible into a like number of shares of the Company's common stock. The call features of the Convertible Preferred stock allowed for redemption by the Company of the stock beginning on the fifth anniversary of the initial issuance of the Convertible Preferred stock, and on each anniversary thereafter. Holders of the Convertible Preferred stock could redeem the stock beginning on the fifth anniversary of the initial issuance of the Convertible Preferred stock. The redemption price included a guaranteed annual return of 10% per share and the conversion feature expired on the tenth anniversary of the initial issuance of the Convertible Preferred stock. Accretion of the discount on the mandatorily redeemable preferred stock was recorded as a charge to additional paid-in capital and a credit to the mandatorily redeemable preferred stock account.

     Upon consummation of the initial public offering discussed in Note 9, the 762,500 shares were automatically converted into an equal number of common shares.

9.  SHAREHOLDERS' EQUITY

     In November 1995, the Company completed an initial public offering of 2,000,000 shares of its common stock comprised of 1,558,600 newly-issued Company shares and 441,400 shares sold by Selling Shareholders. Employees and certain shareholders exercised 191,200 options and sold the shares obtained as part of the Offering. The Company used a portion of the proceeds to repay indebtedness and for general corporate purposes.

10.  COMMON STOCK, OPTIONS AND WARRANTS

     A.D.A.M. has two stock option plans under which the Company may grant incentive or non-qualified stock options to full-time employees and key persons. Options are granted at an exercise price which is not less than fair market value as estimated by the Board of Directors and vest ratably over a three-year period. Options granted under the 1991 Option Plan expire five years from the date of grant. Options granted under the 1992 Option Plan expire ten years from the date of grant.

     In addition to the options granted under A.D.A.M.'s incentive and non-qualified stock option plans, A.D.A.M. also granted options to purchase shares of its common stock to certain employees, directors and consultants in connection with their association with the Company. These options are immediately exercisable and expire five years from the date of grant with the exception of 5,000 options granted during fiscal 1995 which expire ten years from the date of grant.

     Additionally, in June 1993, the Company issued options to purchase 245,000 shares of its common stock to an investor at $11.11 per share. These options expired in June 1995 without exercise. In August 1995, the Company issued options to purchase 64,658 shares of its common stock to an investor at $11.11 per share. These options are exercisable for one year from the date of issuance.

                            A.D.A.M. SOFTWARE, INC.

     Transactions related to stock options for the three years ended March 31, 1996 are as follows:

                                                                                OPTION PRICE
                                                                     SHARES      PER SHARE
                                                                    ---------   ------------
    Outstanding at March 31, 1993.................................  1,147,760   $  2.00-7.00
      Granted.....................................................    302,467          11.11
      Exercised...................................................     (2,000)          3.00
      Canceled or expired.........................................     (1,800)         11.11
                                                                    ---------   ------------
    Outstanding at March 31, 1994.................................  1,446,427     2.00-11.11
      Granted.....................................................    151,900     8.00-11.11
      Exercised...................................................     (9,633)     3.00-7.00
      Canceled or expired.........................................    (93,067)    5.00-11.11
                                                                    ---------   ------------
    Outstanding at March 31, 1995.................................  1,495,627     2.00-11.11
      Granted.....................................................    449,758     4.75-12.00
      Exercised...................................................   (341,660)     2.00-7.00
      Canceled or expired.........................................   (473,990)    3.00-11.11
                                                                    ---------   ------------
    Outstanding at March 31, 1996.................................  1,129,735   $ 2.00-12.00
                                                                     ========     ==========

     The options outstanding at March 31, 1996 for 1,129,735 shares are exercisable at prices ranging from $2.00 to $12.00 per share for total exercise value of approximately $7,772,000. The Company has reserved 1,400,000 shares of common stock for issuance under the 1992 Option Plan.

     The subordinated notes payable issued during fiscal 1995 included 112,188 warrants exercisable into a like number of common shares for $8.00 per share. During the first six months of fiscal 1996, the maturity of $1,650,000 aggregate principal amount of subordinated notes was extended for an additional year in exchange for the issuance of 82,500 warrants. An additional 19,375 warrants were issued to the placement agent for the Convertible Preferred Stock. The warrants are exercisable beginning on the first anniversary of the date of notes issuance and expire five years thereafter.

11.  RELATED PARTY TRANSACTIONS

     During 1996, the Company sold approximately $308,000 of product to Benjamin/Cummings, a subsidiary of an investor of the Company. Additionally, the Company had royalty revenues of approximately $93,000 related to Benjamin/Cummings. The Company purchased approximately $30,000 of product from Benjamin/Cummings during the year and paid royalty expense of approximately $47,000.

     During fiscal 1996, an officer and shareholder of the Company borrowed $25,000 as evidenced by a promissory note which bore interest at 12% per annum. The promissory note was repaid in conjunction with the initial public offering.

     During fiscal 1996, the Company sold approximately $64,000 of product to J.S.K., Inc. (JSK), whose president is a director and shareholder of the Company. JSK paid the Company approximately $86,000 in licensing and rental fees during the same period.

     During fiscal 1995, the Company issued subordinated debt in the amount of $718,750 and $600,000 to an officer and shareholder of the Company and to other entities operated by a director of the Company, respectively. The subordinated notes payable bearing interest at 15%, payable in quarterly installments, are due on varying maturity dates from May 2, 1996 through November 29, 1996. The subordinated notes payable issued during fiscal 1995 included 35,938 and 17,500 warrants exercisable into an equal number of shares of common stock for $8.00 per share. During fiscal 1996, the Company repaid the subordinated debt with proceeds from the initial public offering discussed in Note 9.

     Certain officers and shareholders have guaranteed repayment of the Company's bank indebtedness (see Note 6).

                            A.D.A.M. SOFTWARE, INC.

12.  COMMITMENTS

          The Company leases office space and equipment under noncancellable lease agreements expiring on various dates through 2002. At March 31, 1996, future minimum rentals for noncancellable leases with terms in excess of one year were as follows (in thousands):

                                                                                   MINIMUM
                                                                                   ANNUAL
YEAR ENDING MARCH 31,                                                              RENTALS
- - ---------------------                                                              -------
    1997.........................................................................  $  635
    1998.........................................................................     642
    1999.........................................................................     733
    2000.........................................................................     752
    2001.........................................................................     752
    Thereafter...................................................................     940
                                                                                   -------
                                                                                   $4,454
                                                                                   =======

     Rent expense for the years ended March 31, 1996, 1995 and 1994 was approximately $663,000, $670,000 and $341,000, respectively.

     The Company is required to secure rental payments under the office space lease agreement with a letter of credit supported by certificates of deposit. The amount of the certificates of deposit securing the letter of credit decreases over the term of the lease.

     The Company entered into a development agreement in September 1995 whereby the Company is required to fund a minimum of $250,000 for four products to be completed by June 1997. There were no costs capitalized under this agreement during fiscal 1996.

     During December 1994, the Company entered into employment agreements with certain officers of the Company. Each agreement expires on December 31, 1997 (the "Expiration Date") and is automatically renewable for successive one-year periods unless written notice of non-renewal is given by either party. If the agreements are terminated without cause, the Company will be obligated to pay certain amounts as specified by the agreements.

13.  SUPPLEMENTAL CASH FLOW INFORMATION

     Cash and cash equivalents include cash on hand and on deposit and highly liquid investments with an original maturity of three months or less. Cash payments during the year 1996, 1995 and 1994 include interest of approximately $329,000, $252,000 and $63,000, respectively.

     Noncash investing and financing activities having an impact on the balance sheet are as follows:

                                                                       YEAR ENDED MARCH 31,
                                                                       --------------------
                                                                        1996    1995   1994
                                                                       ------   ----   ----
    Conversion of borrowings from shareholder and accrued interest to
      common stock...................................................      --    --    $131
    Notes receivable taken for stock options exercised...............      --   $43      --
    Additions to common stock through decreases in accrued
      liabilities....................................................      --    43      --
    Conversion of preferred stock....................................  $6,194    --      --
    Preferred stock accretion........................................     244    47      --
    Issuance of common stock warrants................................     135    --      --

                            A.D.A.M. SOFTWARE, INC.

14.  DISCONTINUED OPERATIONS

     On March 31, 1994, the Company made the strategic decision to focus its business exclusively on creating educational multimedia software products and to discontinue its customized medical illustration business. As part of this strategic decision, the Company terminated all employees associated with the medical legal illustrations business and entered into an agreement (the Agreement) on April 7, 1994 with a former officer of the Company which licenses the MLI trademark, the right to use electronic anatomical images, and the MLI name in exchange for royalties from future MLI revenues.

     The discontinuance of MLI's operations is recorded as a disposal of a segment as of March 31, 1994 in the accompanying financial statements and, accordingly, the operating results have been classified as discontinued operations for 1994. The historical cash flows from MLI's operations consist of funding its losses through equity transactions and have not been separately stated in the statement of cash flows for 1994. MLI revenues for the year ended March 31, 1994 were approximately $1,006,000. In connection with the Agreement, the Company retained $50,000 of MLI customer deposits, accrued $121,000 of employee severance expenses and transferred equipment with a net book value of $38,000 to MLI at March 31, 1994. Any future royalties derived from the Agreement have not been reflected in the computation of the loss on disposal at March 31, 1994 due to the uncertainty in the realizability of the potential receivable and will be reflected in the Company's future results from operations as the royalties are collected.

     No income tax benefits have been allocated to the division's fiscal 1994 losses or the loss on disposal because there are no realizable taxable benefits available to allocate to the discontinued operation. Such losses are included in the Company's net operating loss carryforwards disclosed in Note 7.

15.  PRODUCT SALES

     The Company exports its products through agreements with international and domestic distributors which grant territorial rights. During 1996, 1995 and 1994, the Company had net revenue from international sales of $983,000, $1,645,000 and $790,000, respectively. A summary of revenues by geographic area for 1996, 1995 and 1994 is as follows (in thousands):

                                                                   YEAR ENDED MARCH 31,
                                                               ----------------------------
                                                                1996       1995       1994
                                                               ------     ------     ------
    United States............................................  $5,464     $4,097     $2,023
    Europe...................................................     359        633        174
    Pacific Rim and Asia.....................................     370        791        464
    Other....................................................     254        221        152
                                                               ------     ------     ------
                                                               $6,447     $5,742     $2,813
                                                               ======     ======     ======

16.  SUBSEQUENT EVENT

     On April 25, 1996 the Company and certain of its officers and directors were named in a class action lawsuit. The complaint alleges violations of
Section 11, 12(2) and 15 of the Securities Act of 1933, violations of the Georgia Securities Act and negligent misrepresentation arising out of alleged disclosure deficiencies in connection with the Company's initial public offering which was completed on November 10, 1995. The complaint seeks compensatory damages and reimbursements for plaintiff's fees and expenses. The Company and its officers and directors intend to defend vigorously against the allegations. The Company cannot estimate the impact of the outcome of the lawsuit on the financial condition or results of operations.

                                                                     SCHEDULE II

                               A.D.A.M. SOFTWARE

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                       FOR THE YEAR ENDED MARCH 31, 1996

                                                         BALANCE
                                                           AT       CHARGED TO   ACCOUNTS   BALANCE AT
                                                        BEGINNING   COSTS AND    WRITTEN      END OF
                     DESCRIPTION                        OF PERIOD    EXPENSES      OFF        PERIOD
- - ------------------------------------------------------  ---------   ----------   --------   ----------
                                                                    (THOUSANDS OF DOLLARS)
Allowance for Doubtful Accounts.......................  $     110    $    687    $     31    $     766
                                                         ========    ========    ========     ========

                       FOR THE YEAR ENDED MARCH 31, 1995

                                                         BALANCE
                                                           AT       CHARGED TO   ACCOUNTS   BALANCE AT
                                                        BEGINNING   COSTS AND    WRITTEN      END OF
                     DESCRIPTION                        OF PERIOD    EXPENSES      OFF        PERIOD
- - ------------------------------------------------------  ---------   ----------   --------   ----------
                                                                    (THOUSANDS OF DOLLARS)
Allowance for Doubtful Accounts.......................  $      51    $     53    $     (6)   $     110
                                                         ========    ========    ========     ========

                       FOR THE YEAR ENDED MARCH 31, 1994

                                                         BALANCE
                                                           AT       CHARGED TO   ACCOUNTS   BALANCE AT
                                                        BEGINNING   COSTS AND    WRITTEN      END OF
                     DESCRIPTION                        OF PERIOD    EXPENSES      OFF        PERIOD
- - ------------------------------------------------------  ---------   ----------   --------   ----------
                                                                    (THOUSANDS OF DOLLARS)
Allowance for Doubtful Accounts.......................  $      40    $     46    $     35    $      51
                                                         ========    ========    ========     ========