Form 10-Q
period 1996-06-30
A D A M SOFTWARE INC
filed 1996-08-14
CIK 863650

                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

                                  FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO FORM 10-Q SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended: June 30, 1996

                                     OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from
                                      ---------------------

Commission file Number:  0-26962


                           A.D.A.M. Software, Inc.
- --------------------------------------------------------------------------------
                        (Exact Name of Registrant as
                          Specified in its charter)

           Georgia                                         58-1878070
- --------------------------------               ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


                      1600 RiverEdge Parkway, Suite 800
                           Atlanta, Georgia  30328
                  ----------------------------------------
                  (Address of principal executive offices)
                                 (Zip Code)

                                770-980-0888
            ----------------------------------------------------
            (Registrant's telephone number, including area code)


                                     N/A
        -------------------------------------------------------------
        (Former name or former address, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes     X           No
                           -------            --------

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

There are 5,274,647 shares of common stock, par value $.01 per share, outstanding as of August 12, 1996.

                           A.D.A.M. Software, Inc.
                                    Index



                        Part I -  Financial Information


  ITEM 1.  Financial Statements

           Condensed Balance Sheet at
           June 30, 1996 and March 31, 1996....................................................... 3


           Condensed Statement of Operations
           for the Three Months Ended
           June 30, 1996 and 1995................................................................. 4


           Condensed Statement of Cash
           Flows for the Three Months
           Ended June 30, 1996 and 1995........................................................... 5


           Notes to Condensed Financial Statements................................................ 6


  ITEM 2.  Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations............................................................................. 9



                                               Part II -  Other Information


  ITEM 6.  Exhibits and Reports on Form 8-K.......................................................11


Part I: FINANCIAL INFORMATION
Financial Statements


                           A.D.A.M. Software, Inc.
                           Condensed Balance Sheet
                      (in thousands, except share data)


                                                                              June 30,          March 31,
                                                                                1996              1996
                                                                                ----              ----
                                                                             (unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                                                   $ 3,769           $ 5,352
   Short-term investments                                                       11,117            10,981
   Accounts receivable (net of allowances
     of $828 and $766, respectively)                                                66               448
   Inventories                                                                     380               433
   Prepaids and other                                                              167               115
                                                                               -------           -------

    Total current assets                                                        15,499            17,329

Property and equipment, net                                                        852               889
Software development costs, net                                                     61               105
Restricted certificate of deposit                                                  548               548
                                                                               -------           -------

                                                                               $16,960           $18,871
                                                                               =======           =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                            $   512           $   526
   Accrued interest                                                                  -               158
   Other accrued expenses                                                        1,147             1,041
   Third party advance                                                               -               250
                                                                               -------           -------

Total current liabilities                                                        1,659             1,975

Long-term obligations                                                                -                 -
                                                                               -------           -------

                                                                                 1,659             1,975

Convertible preferred stock, no par value; 10,000,000 shares authorized;
   0 Series A shares issued and outstanding                                          -                 -

Common Stock, $.01 par value; 20,000,000 authorized; 5,274,647 and
   5,234,647 shares issued and outstanding                                          52                52

Other shareholders' equity                                                      15,249            16,844
                                                                               -------           -------

                                                                               $16,960           $18,871
                                                                               =======           =======

The accompanying notes are an integral part of these financial statements.

                           A.D.A.M. Software, Inc.
                      Condensed Statement of Operations
                      (in thousands, except share data)
                                 (unaudited)


                                                 Three Months Ended
                                                       June 30,
                                                --------------------
                                                  1996         1995
                                                  ----         ----
Net revenues                                    $ 1,050       $1,736
                                                -------       ------

Cost and expenses
  Cost of revenues                                  331          350
  Sales and marketing                             1,310        1,012
  Product development                               878          649
  General and administrative                        608          405
                                                -------       ------
                                                  3,127        2,416
                                                -------       ------

  Operating loss                                 (2,077)        (680)

Interest income                                     369           17
Interest expense                                     (7)        (108)
                                                -------       ------

Loss before income taxes                         (1,715)        (771)

Income taxes                                          -            -
                                                -------       ------

  Net loss                                      ($1,715)       ($771)
                                                =======       ======

Net loss per common share                        ($0.33)      ($0.31)
                                                =======       ======

Weighted average number of common shares
  and common share equivalents outstanding        5,249        2,697
                                                =======       ======

The accompanying notes are an integral part of these financial statements.

                           A.D.A.M. Software, Inc.
                       Condensed Statement of Cash Flow
                                (in thousands)
                                 (unaudited)




                                                         Three Months Ended June 30,
                                                         ---------------------------
                                                            1996            1995
                                                         ----------      -----------
Net cash used in operating activities                      ($1,178)          ($525)

Investing activities
 Purchases of property and equipment                           (76)            (85)
 Purchase of short-term investments                         (8,046)              -
 Proceeds from sale of short term investments                7,910               -
 Software development costs                                     (3)            (68)
                                                           -------          ------

 Net cash used in investing activities                        (215)           (153)

Financing activities
 Repayment of debt                                            (250)             (9)
 Proceeds from issuance of mandatorily
  redeemable preferred stock, net of issuance costs              -             950
 Proceeds from exercise of common stock options                 60               -
                                                           -------          ------

 Net cash provided by financing activities                    (190)            941


Increase in cash and cash equivalents                       (1,583)            263

Cash and cash equivalents, beginning of period               5,352             940
                                                           -------          ------

Cash and cash equivalents, end of period                   $ 3,769          $1,203
                                                           =======          ======

The accompanying notes are an integral part of these financial statements.

                           A.D.A.M. Software, Inc.
           Notes to the Condensed Financial Statements (Unaudited)
                                June 30, 1996


1.       BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the general instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended March 31, 1997. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1996, which include audited financial statements for the year ended March 31, 1996.


2.       SHORT-TERM INVESTMENTS

At June 30, 1996 the Company held certain short-term investments in marketable debt and equity securities which it classified as held-to-maturity. Held-to-maturity securities represent those securities that the Company has both the positive intent and ability to hold to maturity, and are carried at amortized cost. Securities with a maturity date within one year are classified as short-term investments as a part of Current Assets and are stated at fair value plus accrued interest. Net unrealized losses on held-to-maturity securities have not been recognized in the accompanying financial statements. There were no realized gains or losses for the three month periods ended June 30, 1996 and 1995.


3        INVENTORIES

Inventories consist principally of computer software media and related shipping supplies and are stated at the lower of specific cost or market. Cost is determined using the first-in, first-out method.

The components of inventory are summarized as follows (in thousands):

                                                                                June 30,
                                                                            -----------------
                                                                            1996         1995
                                                                            ----         ----
         Raw Materials                                                      $204         $144
         Finished Goods                                                      176          289
                                                                            ----         ----
                                                                            $380         $433
                                                                            ====         ====


4.       LOSS PER COMMON SHARE

Net loss per common share is computed by dividing net loss applicable to common stock by the weighted

                           A.D.A.M. Software, Inc.
           Notes to the Condensed Financial Statements (Unaudited)
                                June 30, 1996
                                 (continued)


average number of outstanding shares of common stock during the applicable periods. The loss per common share gives effect to the accretion of discount on mandatorily redeemable preferred stock. The Company's stock options and warrants are excluded from the calculations of net loss per common share due to their anti-dilutive effect.


5.       LEGAL PROCEEDINGS

On April 25, 1996 the Company and certain of its officer and directors were named in a class action lawsuit. The complaint alleges violations of Section 11, 12(2) and 15 of the Securities Act of 1933, violations of the Georgia Securities Act and negligent misrepresentation arising out of alleged disclosure deficiencies in connection with the Company's initial public offering which was completed on November 10, 1995. The complaint seeks compensatory damages and reimbursements for plaintiff's fees and expenses. The Company and its officers and directors intend to defend vigorously against the allegations. The Company cannot estimate the impact of the outcome of the lawsuit on the financial condition or results of operations.


6.       SOFTWARE DEVELOPMENT COSTS

Capitalized software development costs consist principally of salaries and certain other expenses directly related to development and modifications of software products capitalized in accordance with the provisions of Statement of Financial Accounting Standards No. 86 (SFAS No. 86), "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed."
Capitalization of such costs begins when a working model has been produced as evidenced by the completion of design, planning, coding and testing such that the product meets its design specifications and has thereby established technological feasibility as defined in SFAS No. 86. Capitalization of such costs ends when the resulting product is available for general release to the public. Amortization of capitalized software development costs is provided at the greater of the ratio of current product revenue to the total of current and anticipated product revenue or on a straight-line basis over the estimated economic life of the software, which the Company has determined is not more than eighteen months. It is reasonably possible that those estimates of anticipated product revenues, the remaining estimated economic life of the product, or both will be reduced significantly in the near term due to changing technologies. As a result, the carrying amount of capitalized software costs may be reduced materially in the near term.


7.       SUPPLEMENTAL CASH FLOW INFORMATION

Cash and cash equivalents include cash on hand and on deposit and highly liquid investment investments with an original maturity of three months or less. Cash payments for the three months ended June 30, 1996 and 1995 include interest of approximately $4,700 and $100,200, respectively.

                            A.D.A.M. Software, Inc.
            Notes to the Condensed Financial Statements (Unaudited)
                                 June 30, 1996

(continued)

Noncash investing and financing activities having an impact on the balance sheet are as follows:

                                                                  Three Months Ended
                                                                       June 30,
                                                            -----------------------------
                                                            1996                     1995
                                                            ----                     ----

Preferred stock accretion......................              $  -                     $62
Conversion of convertible
  preferred stock to common....................                 -                       -
Issuance of common stock warrants..............                 -                      75

ITEM 2. MANAGEMENTGS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the financial statements and the notes thereto and in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.

INTRODUCTION


A.D.A.M. Software, Inc. ("A.D.A.M." or the "Company") creates, publishes and markets educational multimedia software products that provide anatomical, medical, scientific and health-related information for the academic/professional and consumer markets. A.D.A.M. products incorporate internally developed, original medical illustrations with text, audio, photography, animation and video in easy-to-use, interactive software applications.


RESULTS OF OPERATIONS


REVENUES. Total net revenues decreased 40% to $1,050,000 for the three months ended June 30, 1996 compared to $1,736,000 for the three months ended June 30, 1995, as a result of changes in distribution mix, a special promotional program, and significantly reduced pricing, which was not offset by the increased unit volumes sold. For the three months ended June 30, 1996, sales of the Company's consumer products were $260,000 and sales of academic products were $772,000, compared to $727,000 and $904,000, respectively, for the three months ended June 30, 1995.

COST OF REVENUES. Cost of revenues decreased 5% to $331,000 for the three months ended June 30, 1996 from $350,000 for the three months ended June 30, 1995. The decreases in cost of revenues primarily resulted from decreases in net revenues and amortization of capitalized software costs for the three months, offset by increased customer support costs. As a percentage of total net revenues, cost of revenues increased to 32% for the three months ended June 30, 1996 from 20% for the three months ended June 30, 1995, primarily due to implementation of significantly lower pricing on education market products.

PRODUCT DEVELOPMENT. Product development expenses increased 35% to $878,000 for the three months ended June 30, 1996 from $649,000 for the three months ended June 30, 1995. The increases in product development costs primarily resulted from reductions in the amount of development costs capitalized during the three months ended June 30, 1996 (See Note 6 in the Notes to the Financial Statements) and increase in fees paid to consultants related to the development of the Company's new products. As a percentage of total net revenues, product development expenses increased to 84% for the three months ended June 30, 1996 compared to 37% for the three months ended June 30, 1995, due to decrease in net revenue and increased expense.

SALES AND MARKETING. Sales and marketing expenses increased 29% to $1,310,000 for the three months ended June 30, 1996 from $1,012,000 for the three months ended June 30, 1995 primarily as a result of increased travel and trade show expenses associated with the introduction of the Company's new products. As a percentage of total net revenues, sales and marketing expenses increased to 125% for the three months ended June 30, 1996 compared to 58% for the three months ended June 30, 1995.

ITEM 2. MANAGEMENTGS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)



GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 50% to $608,000 for the three months ended June 30, 1996 from $405,000 for the three months ended June 30, 1995 primarily as a result of increased professional fees. As a percentage of total net revenues, general and administrative expenses increased to 58% for the three months ended June 30, 1996 compared to 23% for the three months ended June 30, 1995.

As a result of the above factors, operating loss increased $1,397,000 to ($2,077,000) for the three months ended June 30, 1996 from ($680,000) for the three months ended June 30, 1995.

The Company had a net loss of $1,715,000 or 33 cents per share for the three months ended June 30, 1996, compared with a net loss of $771,000 or 31 cents per share for the three months ended June 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1996, the Company had cash and short-term investments of $14,886,000 and working capital of $13,840,000.

At June 30, 1996 the Company had used approximately $2,250,000 of the net proceeds from its initial public offering to repay outstanding indebtedness, consisting of all principal and accrued interest outstanding under the subordinated bridge notes issued to certain investors in fiscal 1995, the Company's term loan with a bank, and a third party advance.

The Company uses its working capital to finance ongoing operations, fund the development and introduction of new products and acquire capital equipment.

The Company expects that cash flows from operations and existing cash and short-term investments will be adequate to meet the Company's cash requirements for the short and long term, i.e. twelve months or less and one to two years, respectively.

                          PART II - OTHER INFORMATION




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits
                27- Financial Data Schedule (for Electronic purposes only)

         (b)  Reports on Form 8-K
                 None

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                      A.D.A.M. SOFTWARE, INC.





DATE          8/14/96                                 Robert A. Diprova
     -----------------------------                    -------------------------
                                                      Robert A. DiProva
                                                      Chief Financial Officer