Form 10-Q
period 1996-09-30
A D A M SOFTWARE INC
filed 1996-11-14
CIK 863650

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO FORM 10-Q SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended: September 30, 1996

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from
                                        ---------------------

Commission file Number:  0-26962


                            A.D.A.M. Software, Inc.
--------------------------------------------------------------------------------
                          (Exact Name of Registrant as
                           Specified in its charter)


          Georgia                                     58-1878070
-------------------------------           ---------------------------------
(State or other jurisdiction of           (IRS Employer Identification No.)
incorporation or organization)



                       1600 RiverEdge Parkway, Suite 800
                            Atlanta, Georgia  30328
                ------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  770-980-0888
                     -------------------------------------
              (Registrant's telephone number, including area code)


                                      N/A
     --------------------------------------------------------------------
         (Former name or former address, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes        X       No
                                   -----------       ----------


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

There are 5,254,647 shares of common stock, par value $.01 per share, outstanding as of November 11, 1996.

                            A.D.A.M. Software, Inc.
                                     Index



                        Part I -  Financial Information



ITEM 1.  Financial Statements

         Condensed Balance Sheet at
         September 30, 1996 and March 31, 1996............................................ 3


         Condensed Statement of Operations
         for the Three and Six Months Ended
         September 30, 1996 and 1995.......................................................4


         Condensed Statement of Cash
         Flows for the Six Months
         Ended September 30, 1996 and 1995.................................................5


         Notes to Condensed Financial Statements...........................................6


ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.....................................9




                          Part II -  Other Information



 ITEM 4. Submission of Matters to a Vote of Security Holders...............................12

 ITEM 6. Exhibits and Reports on Form 8-K..................................................12



PART 1: FINANCIAL INFORMATION          A.D.A.M. Software, Inc.
FINANCIAL STATEMENTS                   Condensed Balance Sheet
                                  (In thousands, excpet share data)

                                                                              September 30,     March 31
                                                                                  1996            1996
                                                                                  ----            ----
                                                                              (unaudited)
Assets

Current assets:
   Cash and cash equivalents                                                  $  5,297          $  5,352
   Short-term investments                                                        7,945            10,981
   Accounts receivable (net of allowances
     of $806 and $766, respectively)                                               296               448
   Inventories                                                                     351               433
   Prepaids and other                                                              156               115
                                                                              --------          --------

    Total current assets                                                        14,045            17,329

Property and equipment, net                                                        880               889
Software development costs, net                                                    106               105
Restricted certificate of deposit                                                  457               548
                                                                              --------          --------
                                                                               $15,488          $ 18,871
                                                                              ========          ========

Liabilities and Shareholders' Equity

Current liabilities:
   Accounts payable                                                           $    606          $    526
   Deferred Revenue                                                                325                 -
   Other accrued expenses                                                        1,472             1,199
   Notes payable and other current obligations                                       -               250
                                                                              --------          --------

Total current liabilities                                                        2,403             1,975

Long-term obligations                                                                -                 -
                                                                              --------          --------

                                                                                 2,403             1,975

Convertible preferred stock, no par value; 10,000,000 shares authorized;
   0 Series A shares issued and outstanding                                          -                 -

Common Stock, $.01 par value; 20,000,000 authorized; 5,254,647 and
   5,234,647 shares issued and outstanding                                          52                52

Other shareholders' equity                                                      13,033            16,844
                                                                              --------          --------

                                                                              $ 15,488          $ 18,871
                                                                              ========          ========

The accompanying notes are an integral part of these financial statements.

                            A.D.A.M. Software, Inc.
                       Condensed Statement of Operations
                       (in thousands, except share data)
                                  (unaudited)

                                                       Three Months Ended     Six Months Ended
                                                          September 30,         September 30,
                                                      --------------------  --------------------
                                                         1996     1995         1996      1995
                                                         ----     ----         ----      ----
Net Revenues                                           $   911   $2,143      $ 1,961   $ 3,879
                                                       -------   ------      -------   -------
Cost and expenses
  Cost of revenues                                         324      447          655       797
  Sales and marketing                                    1,125      880        2,435     1,892
  Product development                                      661      729        1,539     1,378
  General and administrative                               696      424        1,304       829
  Restructuring Charge                                     490      -            490       -
                                                       -------   ------      -------   -------
                                                         3,296    2,480        6,423     4,896
                                                       -------   ------      -------   -------

  Operating loss                                        (2,385)    (337)      (4,462)   (1,017)
Interest income                                            191       23          559        40
Interest expense                                            (1)    (137)          (8)     (246)
                                                       -------   ------      -------   -------

Loss before income taxes                                (2,195)    (451)      (3,911)   (1,223)

Income Taxes                                                 -        -            -         -
                                                       -------   ------      -------   -------

  Net Loss                                             $(2,195)  $ (451)     $(3,911)  $(1,223)
                                                       =======   ======      =======   =======

Net loss per common share                              $ (0.42)  $(0.18)     $ (0.74)  $ (0.46)
                                                       =======   ======      =======   =======
Weighted average number of common shares
  and common share equivalents outstanding               5,255    2,971        5,252     2,986
                                                       =======   ======      =======   =======

Unaudited pro forma and supplemental
  earnings per share

  Pro forma net loss per common share                            $(0.13)               $ (0.36)
                                                                 ======                =======
  Pro forma weighted average number of
    common shares outstanding                                     3,523                  3,392
                                                                 ======                =======

  Supplemental pro forma net loss per common share               $(0.10)               $ (0.27)
                                                                 ======                =======
  Supplemental pro forma weighted average number
    of common shares outstanding                                  3,700                  3,641
                                                                 ======                =======


The accompanying notes are an integral part of these financial statements.

                            A.D.A.M. Software, Inc.
                        Condensed Statement of Cash Flow
                                 (in thousands)
                                  (unaudited)




                                                                  Six Months Ended September 30,
                                                                  ------------------------------
                                                                       1996           1995
                                                                  -------------  ---------------
Net cash used in operating activities                              $   (2,722)     $   (1,076)

Investing activities
 Purchases of property and equipment                                     (218)           (130)
 Purchase of short-term investments                                   (13,005)              -
 Proceeds from sale of short term investments                          16,043               -
 Redemption of restricted certificate of deposit                           91              92
 Software development costs                                               (94)            (85)
                                                                   ----------      ----------
 Net cash used in investing activities                                  2,817            (123)

Financing activities
 Repayment of debt                                                       (250)           (611)
 Proceeds from issuance of mandatorily
  redeemable preferred stock, net of issuance costs                         -           3,928
 Issuance of debt                                                           -
 Repurchase of common stock                                                            (1,000)
 Proceeds from exercise of common stock options                           100             383
                                                                   ----------      ----------
 Proceeds from issuance of common stock                                     -               -

 Net cash provided by financing activities                               (150)          2,700


Increase in cash and cash equivalents                                     (55)          1,501

Cash and cash equivalents, beginning of period                          5,352             940
                                                                   ----------      ----------

Cash and cash equivalents, end of period                           $    5,297      $    2,441
                                                                   ==========      ==========

The accompanying notes are an integral part of these financial statements.

                            A.D.A.M. Software, Inc.
            Notes to the Condensed Financial Statements (Unaudited)
                               September 30, 1996


1. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the general instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended March 31, 1997. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1996, which include audited financial statements for the year ended March 31, 1996.


2. SHORT-TERM INVESTMENTS

At September 30, 1996 the Company held certain short-term investments in marketable debt and equity securities which it classified as held-to-maturity. Held-to-maturity securities represent those securities that the Company has both the positive intent and ability to hold to maturity, and are carried at amortized cost. Securities with a maturity date within one year are classified as short-term investments as a part of Current Assets and are stated at fair value plus accrued interest. Net unrealized losses on held-to-maturity securities have not been recognized in the accompanying financial statements. There were no realized gains or losses for the three and six month periods ended September 30, 1996 and 1995.


3. INVENTORIES

Inventories consist principally of computer software media and related shipping supplies and are stated at the lower of specific cost or market. Cost is determined using the first-in, first-out method.

The components of inventory are summarized as follows (in thousands):


                                                September 30,
                                              ----------------
                                                1996      1995
                                               -----      ----
   Raw Materials                                $231      $233
   Finished Goods                                120       148
                                                ----      ----
                                                $351      $381
                                                ====      ====



4.   LOSS PER COMMON SHARE

Net loss per common share is computed by dividing net loss applicable to common stock by the weighted

                            A.D.A.M. Software, Inc.
            Notes to the Condensed Financial Statements (Unaudited)
                               September 30, 1996
                                  (continued)


average number of outstanding shares of common stock during the applicable periods. The loss per common share for the three months and six months ended September 30, 1995 gives effect to the accretion of discount on mandatory redeemable preferred stock. The Company's stock options and warrants are excluded from the calculations of net loss per common share due to their anti-dilutive effect.

Pro forma net loss per share has been included to give effect to the conversion of the Company's outstanding convertible preferred stock upon consummation of the initial public offering. Pro forma net loss per share is computed using the weighted average number of common shares and common share equivalents outstanding during 1996. The number of pro forma weighted average shares outstanding during 1996 is based on the number of weighted average shares outstanding in each period after giving effect to the estimated number of additional shares (approximately 289,000) that would have been outstanding upon conversion of the mandatorily redeemable preferred stock. The Company's stock options and warrants are excluded from the calculation of pro forma net loss per share due to their anti-dilutive effect.

Supplemental pro forma net loss per share for 1996 is computed using the pro forma weighted average number of shares of common stock and common stock equivalents increased by the estimated number of additional shares to repay certain indebtedness. This payment was effected after consummation of the initial public offering. Pro forma net loss is decreased to give effect to the reduction in interest costs of approximately $84,000 and $225,000 for the three months and six months ended September 30, 1995, respectively.

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


6. SUPPLEMENTAL CASH FLOW INFORMATION

Cash and cash equivalents include cash on hand and on deposit and highly liquid investment investments with an original maturity of three months or less. Cash payments for the six months ended September 30, 1996 and 1995 include interest of approximately $5,200 and $194,500, respectively.

Noncash investing and financing activities having an impact on the balance sheet are as follows:


                                                        Six Months Ended
                                                          September 30,
                                                     ----------------------
                                                     1996            1995
                                                     ----            ----

Preferred stock accretion..............              $  -           $  154
Issuance of common stock warrants......                 -              135

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following information should be read in conjunction with the financial statements and the notes thereto and in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.

A.D.A.M. Software, Inc. ("A.D.A.M." or the "Company") creates, publishes and markets educational multimedia software products, services, content and Internet-ready applications that provide anatomical, medical, scientific and health-related information for the academic, consumer and healthcare markets. A.D.A.M. products incorporate internally developed, original medical illustrations with text, audio, photography, animation and video in easy-to-use, interactive software applications.

On September 4, 1996 the Company announced that its Chief Executive Officer, Curtis A. Cain, had resigned as part of a major cost cutting initiative. The Company also announced that Robert S. Cramer, Jr. would assume the duties of Chief Executive Officer, and will continue to serve as Chairman of the Board of Directors.


RESULTS OF OPERATIONS


REVENUES. Total net revenues decreased 57% to $911,000 for the three months ended September 30, 1996 compared to $2,143,000 for the three months ended September 30, 1995, as a result of decreased unit shipments of consumer product, significantly reduced pricing not offset by increases in unit volumes of academic product sold, and deferred revenue of $325,000 related to upgrade rights granted to purchasers of certain products during the quarter. For the three months ended September 30, 1996, sales of the Company's consumer products decreased 23% to $476,000 and sales of academic products decreased 72% to $416,000, compared to $618,000 and $1,477,000, respectively, for the three months ended September 30, 1995. For the six months ended September 30, 1996, total net revenues decreased 49% to $1,961,000 due to the deferred revenue as noted above, decreased unit shipments of consumer product, and significantly reduced pricing not offset by increases in unit volumes of academic product sold. For the six months ended September 30, 1996, the Company's consumer product sales decreased 45% to $733,000 and academic product sales decreased 49% to $1,188,000 compared to the six months ended September 30, 1995.

COST OF REVENUES. Cost of revenues decreased 28% to $324,000 for the three months ended September 30, 1996 from $447,000 for the three months ended September 30, 1995. For the six months ended September 30, 1996, cost of revenues decreased 18% to $655,000 compared to $797,000 for the six months ended September 30, 1995. The decreases in cost of revenues primarily resulted from decreases in net revenues and amortization of capitalized software costs, offset by increases in customer support costs and inventory valuation allowances for the three months and six months ended September 30, 1996. As a percentage of total net revenues, cost of revenues increased to 36% for the three months ended September 30, 1996 from 21% for the three months ended September 30, 1995, primarily due to implementation of significantly lower pricing on academic products, and deferred revenue as noted above, without a corresponding reduction in cost of revenues. For the six months ended September 30, 1996, as a percentage of total net revenue, cost of revenues increased to 33% compared to 21% for the six months ended September 30, 1995 for the same reasons as noted above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


SALES AND MARKETING. Sales and marketing expenses increased 28% to $1,125,000 for the three months ended September 30, 1996 from $880,000 for the three months ended September 30, 1995 primarily as a result of increased travel and trade show expenses associated with the introduction of the Company's new products and increased personnel costs. For the six months ended September 30, 1996, sales and marketing expenses increased 29% to $2,435,000 compared to $1,892,000 for the six months ended September 30, 1995 due to increased personnel, travel, trade show, and direct mail costs. As a percentage of total net revenues, sales and marketing expenses increased to 123% and 124%, respectively for the three months and six months ended September 30, 1996 compared to 41% and 49%, respectively for the three months and six months ended September 30, 1995.

PRODUCT DEVELOPMENT. Product development expenses decreased 9% to $661,000 for the three months ended September 30, 1996 from $729,000 for the three months ended September 30, 1995, and increased 12% to $1,539,000 for the six months ended September 30, 1996 compared to $1,378,000 for the six months ended September 30, 1995. The decrease in product development costs primarily resulted from increases in the amount of development costs capitalized during the three months ended September 30, 1996. The increase in product development costs for the six month period ended September 30, 1996 compared to six months ended September 30, 1995 is mainly due to increased content acquisition and localization expenditures. As a percentage of total net revenues, product development expenses increased to 73% and 78% for the three months and six months ended September 30, 1996, respectively compared to 34% and 36% for the three months and six months ended September 30, 1995.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 64% to $696,000 for the three months ended September 30, 1996 from $424,000 for the three months ended September 30, 1995 primarily as a result of increased professional fees and bad debt expenses due to a Chapter 11 bankruptcy proceeding of a consumer products reseller. For the six months ended September 30, 1996, general and administrative expenses increased 57% to $1,304,000 compared to $829,000 the six months ended September 30, 1995 as a result of increased professional fees, and increased general liability and health benefit insurance premiums. As a percentage of total net revenues, general and administrative expenses increased to 76% and 66%, respectively for the three and six months ended September 30, 1996 compared to 20% and 21% for the three months and six months ended September 30, 1995.

RESTRUCTURING CHARGE. The Company recorded a restructuring charge of $490,000 for the three months ended September 30, 1996 which consisted primarily of severance benefits and space reduction costs associated with the Company's cost reduction program implemented in September.

As a result of the above factors, operating loss increased $2,048,000 to ($2,385,000) for the three months ended September 30, 1996 from ($337,000) for the three months ended September 30, 1995. For the six months ended September 30, 1996, operating loss increased $3,445,000 to ($4,462,000) from ($1,017,000)
for the six months ended September 30, 1995.

The Company had a net loss of $2,195,000 or 42 cents per share for the three months ended September 30, 1996, compared with a net loss of $451,000 or 18 cents per share for the three months ended September 30, 1995. For the six months ended September 30, 1996, the Company had a net loss of $3,911,000 or 74 cents per share compared with a net loss of $1,223,000 or 46 cents per share for the six months ended September 30, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (concluded)


LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1996, the Company had cash and short-term investments of $13,242,000 and working capital of $11,642,000.

At September 30, 1996 the Company had used approximately $2,250,000 of the net proceeds from its initial public offering to repay outstanding indebtedness, consisting of all principal and accrued interest outstanding under the subordinated bridge notes issued to certain investors in fiscal 1995, the Company's term loan with a bank, and a third party advance.

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

                          PART II - OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A.D.A.M. Software, Inc. held its 1996 Annual Shareholders Meeting on September 18, 1996. The following items were voted upon and the results of the voting were as follows:

1. To elect three directors to serve for the ensuing three years or until their successors have been duly elected and qualified and one director to serve for the ensuing one year or until his successor is duly elected and qualified. The nominees Messrs. Cramer, Gatti, McClaugherty and Tedesco respectively were elected to the Company's Board of Directors. There were 3,488,826 votes for and 51,083 votes withheld for Mr. Cramer; 3,488,726 votes for and 51,183 votes withheld for Mr. Gatti; 3,456,276 votes for and 83,633 votes withheld for Mr. McClaugherty; and 3,487,876 for and 52,033 votes withheld for Mr. Tedesco.

2. To ratify the appointment of Price Waterhouse, LLP as the Company's independent auditors for the fiscal year ending March 31, 1997. The votes of the stockholders to ratify the appointment of Price Waterhouse, LLP as the Company's independent auditors were as follows: 3,519,286 in favor, 5,950 opposed and 14,673 abstained.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits
             27- Financial Data Schedule (for Electronic Filing purposes only)

     (b)  Reports on Form 8-K
             None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     A.D.A.M. SOFTWARE, INC.





DATE    11/14/96                     Robert A. Diprova
      ---------------------          -----------------------
                                     Robert A. DiProva
                                     Chief Financial Officer