Form 10-Q
period 1996-12-31
A D A M SOFTWARE INC
filed 1997-02-14
CIK 863650

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO FORM 10-Q SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended: December 31, 1996

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from
                                      ---------------------

Commission file Number: 0-26962


                            A.D.A.M. Software, Inc.
       ------------------------------------------------------------------

                          (Exact Name of Registrant as
                           Specified in its charter)


                   Georgia                          58-1878070
       -------------------------------  ---------------------------------
       (State or other jurisdiction of (IRS Employer Identification No.) incorporation or organization)


                      1600 RiverEdge Parkway, Suite 800
                           Atlanta, Georgia  30328
            ----------------------------------------------------
                  (Address of principal executive offices)
                                 (Zip Code)

                                770-980-0888
                      --------------------------------
            (Registrant's telephone number, including area code)


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

                Yes   X                 No
                    -----                 -----

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

There are 5,254,647 shares of common stock, par value $.01 per share, outstanding as of February 12, 1997.

                            A.D.A.M. Software, Inc.
                                     Index



                        Part I - Financial Information



ITEM 1.  Financial Statements

         Condensed Balance Sheet at
         December 31, 1996 and March 31, 1996..........................................................................  3


         Condensed Statement of Operations
         for the Three and Nine Months Ended
         December 31, 1996 and 1995....................................................................................  4


         Condensed Statement of Cash
         Flows for the Nine Months
         Ended December 31, 1996 and 1995..............................................................................  5


         Notes to Condensed Financial Statements.......................................................................  6


ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.................................................................  9



                                                 Part II - Other Information



 ITEM 6. Exhibits and Reports on Form 8-K.............................................................................. 12

PART I: FINANCIAL INFORMATION        A.D.A.M. Software, Inc.
FINANCIAL STATEMENTS                Condensed Balance Sheet
                                (in thousands, except share data)

                                                                                 December 31,  March 31,
                                                                                    1996         1996
                                                                                    ----         ----
                                                                                 (unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                                                        $ 1,813     $ 5,352
  Short-term investments                                                             9,996      10,981
  Accounts receivable (net of allowances
     of $712 and $766, respectively)                                                   607         448
  Inventories                                                                          448         433
  Prepaids and other                                                                   113         115
                                                                                   -------     -------

    Total current assets                                                            12,977      17,329

Property and equipment, net                                                            771         889
Software development costs, net                                                        247         105
Restricted certificate of deposit                                                      457         548
                                                                                   -------     -------

                                                                                   $14,452     $18,871
                                                                                   =======     =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                 $   544     $   526
  Deferred revenue                                                                     340           -
  Other accrued expenses                                                             1,119       1,199
  Notes payable and other current obligations                                            -         250
                                                                                   -------     -------

Total current liabilities                                                            2,003       1,975

Long-term obligations                                                                    -           -
                                                                                   -------     -------

                                                                                     2,003       1,975

Convertible preferred stock, no par value; 10,000,000 shares authorized;
  0 Series A shares issued and outstanding                                               -           -

Common Stock, $.01 par value; 20,000,000 authorized; 5,254,647 and
  5,234,647 shares issued and outstanding                                               52          52

Other shareholders' equity                                                          12,397      16,844
                                                                                   -------     -------

                                                                                   $14,452     $18,871
                                                                                   =======     =======

The accompanying notes are an integral part of these financial statements.

                           A.D.A.M. Software, Inc.
                      Condensed Statement of Operations
                      (in thousands, except share data)
                                 (unaudited)

                                                        Three Months Ended         Nine Months Ended
                                                            December 31,              December 31,
                                                       --------------------       ------------------
                                                       1996           1995        1996         1995
                                                       ----           ----        ----         ----
Net revenues                                          $1,503         $2,017     $ 3,464      $ 5,896
                                                      ------         ------     -------      -------
Cost and expenses
   Cost of revenues                                      274            316         929        1,113
   Sales and marketing                                 1,064          1,062       3,499        2,954
   Product development                                   400            701       1,939        2,079
   General and administrative                            565            502       1,869        1,331
   Restructuring charge                                    -              -         490            -
                                                      ------         ------     -------      -------
                                                       2,303          2,581       8,726        7,477
                                                      ------         ------     -------      -------

Operating loss                                          (800)          (564)     (5,262)      (1,581)
   Interest income                                       164            137         723          177
   Interest expense                                       (1)           (62)         (9)        (308)
                                                      ------         ------     -------      -------

Loss before income taxes                                (637)          (489)     (4,548)      (1,712)

   Income Taxes                                            -              -           -            -
                                                      ------         ------     -------      -------

Loss before extraordinary item                          (637)          (489)     (4,548)      (1,712)

   Extraordinary loss from early extinguishment
    of debt, net of income tax benefit of $29              -            (46)          -          (46)
                                                      ------         ------     -------      -------

Net loss                                              $ (637)        $ (535)    $(4,548)     $(1,758)

Net loss per common share                             $(0.12)        $(0.13)    $ (0.87)     $ (0.56)
                                                      ======         ======     =======      =======
Weighted average number of common shares
   and common share equivalents outstanding            5,255          4,102       5,252        3,151
                                                      ======         ======     =======      =======
Unaudited pro forma and supplemental
  earnings per share

Pro forma net loss per common share                                  $(0.18)                 $ (0.52)
                                                                     ======                  =======
Pro forma weighted average number of
  common shares outstanding                                           3,747                    3,369
                                                                     ======                  =======
Supplemental pro forma net loss per common share                      (0.12)                   (0.41)
                                                                     ======                  =======

Supplemental pro forma weighted average number
  of common shares outstanding                                        3,927                    3,513
                                                                     ======                  =======


The accompanying notes are an integral part of these financial statements.

                           A.D.A.M. Software, Inc.
                      Condensed Statement of Cash Flow
                               (in thousands)
                                 (unaudited)


                                                         Nine Months Ended December 31,
                                                         ------------------------------
                                                            1996                1995
                                                         ---------            ---------
Net cash used in operating activities                     $ (3,994)            $ (1,495)

Investing activities
 Purchases of property and equipment                          (223)                (185)
 Purchase of short-term investments                        (15,059)             (11,875)
 Proceeds from sale of short term investments               16,043                    -
 Redemption of restricted certificate of deposit                91                  137
 Software development costs                                   (247)                 (93)
                                                          --------             --------

 Net cash used in investing activities                         605              (12,016)

Financing activities
 Repayment of debt                                            (250)              (2,442)
 Proceeds from issuance of mandatorily
  redeemable preferred stock, net of issuance costs              -                3,928
 Issuance of debt                                                -
 Repurchase of common stock                                                      (1,000)
 Proceeds from exercise of common stock options                100                1,187
 Proceeds from issuance of common stock                          -               16,489
                                                          --------             --------

 Net cash provided by financing activities                    (150)              18,162


Increase in cash and cash equivalents                       (3,539)               4,651

Cash and cash equivalents, beginning of period               5,352                  940
                                                          --------             --------

Cash and cash equivalents, end of period                  $  1,813             $  5,591
                                                          ========             ========

The accompanying notes are an integral part of these financial statements.

                            A.D.A.M. Software, Inc.
            Notes to the Condensed Financial Statements (Unaudited)
                               December 31, 1996


1.     BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the general instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ended March 31, 1997. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1996, which include audited financial statements for the year ended March 31, 1996.


2.     SHORT-TERM INVESTMENTS

At December 31, 1996 the Company held certain short-term investments in marketable debt and equity securities which it classified as held-to-maturity. Held-to-maturity securities represent those securities that the Company has both the positive intent and ability to hold to maturity, and are carried at amortized cost. Securities with a maturity date within one year are classified as short-term investments as a part of Current Assets and are stated at fair value plus accrued interest. Net unrealized losses on held-to-maturity securities have not been recognized in the accompanying financial statements. There were no realized gains or losses for the three and nine month periods ended December 31, 1996 and 1995.


3.     INVENTORIES

Inventories consist principally of computer software media and related shipping supplies and are stated at the lower of specific cost or market. Cost is determined using the first-in, first-out method.

The components of inventory are summarized as follows (in thousands):


                                    December 31,
                                 ------------------
                                  1996         1995
                                 -----        -----
       Raw Materials             $ 232        $ 315
       Finished Goods              216          224
                                 -----        -----
                                 $ 448        $ 539
                                 =====        =====


4.     LOSS PER COMMON SHARE

Net loss per common share is computed by dividing net loss applicable to common stock by the weighted average number of outstanding shares of common stock during the applicable periods. The loss per common share for the three months and nine months ended December 31, 1995 gives effect to the accretion of discount on mandatory redeemable preferred stock. The Company's stock options and warrants are excluded from the calculations of net loss per common share due to their anti-dilutive effect.

                            A.D.A.M. Software, Inc.
            Notes to the Condensed Financial Statements (Unaudited)
                               December 31, 1996
                                  (continued)



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

Supplemental pro forma net loss per share for 1996 is computed using the pro forma weighted average number of shares of common stock and common stock equivalents increased by the estimated number of additional shares to repay certain indebtedness. This payment was effected after consummation of the initial public offering. Pro forma net loss is decreased to give effect to the reduction in interest costs of approximately $53,000 and $279,000 for the three months and nine months ended December 31, 1995, respectively.


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


6.     SUPPLEMENTAL CASH FLOW INFORMATION

Cash and cash equivalents include cash on hand and on deposit and highly liquid investment investments with an original maturity of three months or less. Cash payments for the nine months ended December 30, 1996 and 1995 include interest of approximately $500 and $282,000, respectively.

                            A.D.A.M. Software, Inc.
            Notes to the Condensed Financial Statements (Unaudited)
                               December 31, 1996
                                  (continued)



Noncash investing and financing activities having an impact on the balance sheet are as follows:



                                                 Nine Months Ended
                                                    December 31,
                                                -------------------
                                                1996           1995
                                                ----           ----
Preferred stock accretion..............         $  -          $ 244
Conversion of convertible
 preferred stock to common.............            -            763
Issuance of common stock warrants......            -            135

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

On January 28, 1997 the Company announced that its Chief Financial Officer, Robert DiProva, had resigned as part of ongoing cost cutting and streamlining initiatives. The Company also announced that Michael Fisher (formerly A.D.A.M.'s Controller) would assume the duties of Chief Financial Officer, with a new title of Director of Finance. In addition, Joseph Fuller, Vice President of Business Development, had tendered his resignation to pursue other interests. Fuller's responsibilities have been absorbed by A.D.A.M.'s Sales and Marketing organization.


RESULTS OF OPERATIONS


REVENUES. Total net revenues decreased 25% to $1,503,000 for the three months ended December 31, 1996 compared to $2,017,000 for the three months ended December 31, 1995, as a result of decreased unit shipments of consumer product and significantly reduced pricing not offset by increases in unit volumes of academic product sold. For the three months ended December 31, 1996, sales of the Company's consumer products decreased 29% to $710,000 and sales of academic products decreased 22% to $769,000, compared to $998,000 and $980,000, respectively, for the three months ended December 31, 1995. For the nine months ended December 31, 1996, total net revenues decreased 41% to $3,464,000 compared to $5,896,000 for the nine months ended December 31, 1995 due to decreased unit shipments of consumer product, and significantly reduced pricing not offset by increases in unit volumes of academic product sold. The Company deferred recognition of $342,000 of revenue related to upgrade rights granted to purchasers of certain products during the nine month period ended December 31, 1996. For the nine months ended December 31, 1996, the Company's consumer product sales decreased 38% to $1,451,000 and academic product sales decreased 42% to $1,952,000 compared to the nine months ended December 31, 1995.

COST OF REVENUES. Cost of revenues decreased 13% to $274,000 for the three months ended December 31, 1996 from $316,000 for the three months ended December 31, 1995. For the nine months ended December 31, 1996, cost of revenues decreased 17% to $929,000 compared to $1,113,000 for the nine months ended December 31, 1995. The decreases in cost of revenues primarily resulted from decreases in net revenues and amortization of capitalized software costs for the three and nine months ended December 31, 1996, offset by increases in customer support costs and inventory valuation allowances in the current year's three and nine month periods. As a percentage of total net revenues, cost of revenues increased to 18% for the three months ended December 31, 1996 from 16% for the three months ended December 31, 1995, primarily due to implementation of significantly lower pricing on academic products. For the nine months ended December 31, 1996, as a percentage of total net revenue, cost of revenues increased to 27% compared to 19% for the nine months ended December 31, 1995 primarily due to improved packaging costs for consumer products and write down of inventory value for potential obsolescence.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


SALES AND MARKETING. Sales and marketing expenses were essentially unchanged at $1,064,000 for the three months ended December 31, 1996 compared to $1,062,000 for the three months ended December 31, 1995. Sales and marketing expenses for the three months ended December 31, 1996 included increases in travel and trade show expenses associated with the introduction of the Company's new products and increased compensation costs, offset by reductions of consulting, shipping, outside commissions, marketing co-op, and marketing supplies expenses. For the nine months ended December 31, 1996, sales and marketing expenses increased 18% to $3,499,000 compared to $2,954,000 for the nine months ended December 31, 1995 due to increased compensation as a result of higher commission and bonus payments, travel and trade show expense as a result of increased attendance, and direct mail costs. As a percentage of total net revenues, sales and marketing expenses increased to 71% and 101%, respectively for the three months and nine months ended December 31, 1996 compared to 53% and 50%, respectively for the three months and nine months ended December 31, 1995.

PRODUCT DEVELOPMENT. Product development expenses decreased 43% to $400,000 for the three months ended December 31, 1996 from $701,000 for the three months ended December 31, 1995, and decreased 7% to $1,939,000 for the nine months ended December 31, 1996 compared to $2,079,000 for the nine months ended December 31, 1995. The decrease in product development costs primarily resulted from increases in the amount of development costs capitalized during the three and nine months ended December 31, 1996, partially offset by increased content acquisition and localization expenditures. As a percentage of total net revenues, product development expenses increased to 27% and 56% for the three months and nine months ended December 31, 1996, respectively compared to 35% and 35% for the three months and nine months ended December 31, 1995.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 13% to $565,000 for the three months ended December 31, 1996 from $502,000 for the three months ended December 31, 1995 primarily as a result of increased professional fees, partially offset by reduction of bad debt expense. For the nine months ended December 31, 1996, general and administrative expenses increased 40% to $1,869,000 compared to $1,331,000 the nine months ended December 31, 1995 as a result of increased professional fees, including increased legal and accounting activity as a result of becoming a publicly reporting Company, and bad debt expense. As a percentage of total net revenues, general and administrative expenses increased to 38% and 54%, respectively for the three and nine months ended December 31, 1996 compared to 25% and 23% for the three months and nine months ended December 31, 1995.

RESTRUCTURING CHARGE. The Company recorded a restructuring charge of $490,000 in the quarter ended September 30, 1996 which consisted primarily of severance benefits and, to a lesser extent, space reduction costs associated with the Company's cost reduction program implemented in September.

As a result of the above factors, operating loss increased $236,000 to ($800,000) for the three months ended December 31, 1996 from ($564,000) for the three months ended December 31, 1995. For the nine months ended December 31, 1996, operating loss increased $3,681,000 to ($5,262,000) from ($1,581,000) for the nine months ended December 31, 1995.

The Company had a net loss of ($637,000) or 12 cents per share for the three months ended December 31, 1996, compared with a net loss of ($535,000) or 13 cents per share for the three months ended December 31, 1995. For the nine months ended December 31, 1996, the Company had a net loss of ($4,548,000) or 87 cents per share compared with a net loss of ($1,758,000) or 56 cents per share for the nine months ended December 31, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (concluded)


LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1996, the Company had cash and short-term investments of $11,809,000 and working capital of $10,974,000.

At December 31, 1996 the Company had used approximately $2,250,000 of the net proceeds from its initial public offering to repay outstanding indebtedness, consisting of all principal and accrued interest outstanding under the subordinated bridge notes issued to certain investors in fiscal 1995, the Company's term loan with a bank and a third party advance.

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



                                             A.D.A.M. SOFTWARE, INC.





DATE    2/14/97                              /s/ Robert A. DiProva
    -----------------                        -----------------------
                                             Robert A. DiProva
                                             Chief Financial Officer