Form 10-K
period 1997-03-31
A D A M SOFTWARE INC
filed 1997-06-30
CIK 863650

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    ---------
                                    FORM 10-K
                                    ---------




                                   (MARK ONE)

      [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   (NO FEE REQUIRED EFFECTIVE OCTOBER 7, 1996)

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1997

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                  FOR THE TRANSITION PERIOD FROM       TO
                                                 -----    -----

                         Commission file number 0-26962

                             A.D.A.M. SOFTWARE, INC.
             (Exact name of Registrant as specified in its charter)


            GEORGIA                                        58-1878070
 (State or other jurisdiction of                        (I.R.S. employer
   incorporation or organization)                       identification no.)


                             1600 RiverEdge Parkway
                                    Suite 800
                             Atlanta, Georgia 30328
                    (Address of Principal Executive Offices)
                                 (770) 980-0888
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12 (b) of the Act:

                                      NONE

          Securities registered pursuant to Section 12 (g) of the Act:

    Title of Each Class              Name of Each Exchange on which Registered
Common Stock, $.01 par value                Nasdaq National Market System


                                    ---------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ----   ----

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                            ----

    The aggregate market value of the voting stock held by non-affiliates of the Registrant was $6,785,278 at June 26, 1997 based on the closing market price of the Common Stock on such date as reported by the Nasdaq Stock Market's National Market. As of such date, there were 4,901,897 shares of the Registrant's Common Stock, par value $.01 per share, outstanding, excluding shares held in treasury by the Registrant.

DOCUMENTS INCORPORATED BY REFERENCE

    None.

TABLE OF CONTENTS


PART I                                                                                            Page
                                                                                                  ----
    Item   1.     Business                                                                         1
    Item   2.     Properties                                                                      13
    Item   3.     Legal Proceedings                                                               13
    Item   4.     Submission of Matters to a Vote of Security Holders                             13

PART II
    Item   5.     Market for Registrant's Common Equity and Related
                      Stockholder Matters                                                         14
    Item   6.     Selected Financial Data                                                         15
    Item   7.     Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                         16
    Item   8.     Financial Statements and Supplementary Data                                     23
    Item   9.     Changes in and Disagreements With Accountants on
                      Accounting and Financial Disclosures                                        23

PART III
    Item   10.    Directors and Executive Officers of the Registrant                              24
    Item   11.    Executive Compensation                                                          27
    Item   12.    Security Ownership of Certain Beneficial Owners
                      and Management                                                              30
    Item   13.    Certain Relationships and Related Transactions                                  31

PART IV
    Item   14.    Exhibits, Financial Statement Schedules and Reports
                      on Form 8-K                                                                 33

SIGNATURES

PART I

ITEM 1.   BUSINESS

General

     A.D.A.M. Software, Inc. ("the Company" or "A.D.A.M.") creates, publishes and markets educational multimedia software products, services, content and Internet-ready applications that provide anatomical, medical, scientific and health-related information for the academic, consumer and professional markets. A.D.A.M. products use the Company's proprietary Image Database, which currently contains approximately 70 gigabytes of visual anatomical and medical content in the form of illustrations, animations, three-dimensional ("3-D") models and interactive, dissectible imagery.

     The Company creates educational multimedia software products with varying levels of content, functionality and price for the academic, consumer and professional markets. The A.D.A.M. Scholar Series includes products for the medical school, undergraduate and allied health institutional and student markets. The A.D.A.M. At School Series serves the K-12 market and the A.D.A.M. At Home Series includes products for children and adult consumers. The newly created A.D.A.M. Interactive Healthcare and Legal Divisions sell A.D.A.M. products from the various educational product lines into the professional markets, which include healthcare, pharmaceutical and legal markets. A.D.A.M. also licenses its content and provides custom development services.

     A.D.A.M. Software has taken significant steps during the fiscal year ended March 31, 1997 ("fiscal 1997") to restructure its business model, including licensing the retail distribution rights for its consumer product line and completing development of its new flagship product, A.D.A.M. Interactive Anatomy ("AIA"), to serve the higher education and healthcare professional markets.

    The Company was incorporated as a Georgia corporation and commenced operations in March 1990. The Company was organized by the management of Medical-Legal Illustrations, Inc. ("MLI"), a predecessor company, which was founded in 1984 and merged into the Company effective June 30, 1992. MLI, which produced customized medical illustrations, operated as a division of the Company until March 31, 1994, when the Company made the strategic decision to discontinue its customized medical illustration business.

STRATEGY

    The Company's strategy is to deploy its expanded product line and proprietary assets to large markets such as academic, healthcare, pharmaceutical, legal and consumer. Using CD-ROM, the Internet and broadcast and print media, the Company intends to capitalize on its recognized brand name and become a leading provider of anatomical and medical content.

The key elements of the Company's business strategy are to continue to:

- Develop and Enhance High Quality, Market-Driven Products and Services. The Company offers a range of educational multimedia software products and has a large Image Database from which to develop new products, license content and create custom projects. The newly released A.D.A.M. Interactive Anatomy ("AIA") also provides for new libraries of content and functionality to be added or plugged in to the core AIA foundation module. Because of the Company's unique vertical integration, potential users may become aware of the Company and its products at home, in school or in a professional environment. They then may choose to stay abreast of new products and new content and/or functionality libraries through the Company's web-site or other avenues. Importantly, as many of the Company's current users in the academic market are preparing for a healthcare-related career, the Company believes it is well positioned to continue to provide content and products to this next generation of healthcare professionals.

- Further Establish the "A.D.A.M." Brand Name as a Recognized Leader in Anatomical and Medical Content. Management of the Company believes that the established brand name recognition for "A.D.A.M." across the Company's various markets is an important element of the Company's long-term goal. The Company continues to invest significant time and resources in these new content and functionality libraries and believes that these investments create a strong competitive advantage while enhancing customer satisfaction and building a loyal customer base.


- Open New Professional Markets for A.D.A.M. Products and Content. The professional markets, consisting of healthcare, pharmaceutical and legal markets, are new, large opportunities for the Company to deploy its products and content. The Company intends to market its products and content to gain a growing presence among this new set of potential customers. The Company's goal is for doctors to use A.D.A.M. products for patient education and informed consent, pharmaceutical companies to use A.D.A.M. products to train their sales force in anatomy and physiology and lawyers to use A.D.A.M. products as demonstrative evidence in settlement and trial negotiations.

- Maintain Tight Controls on Expenses and Employee Headcount. The Company intends to vigorously monitor and control expenses and employee headcount as it moves forward. The Company has produced an expanded product line that it believes is well positioned to meet the needs of its various markets. In addition, the decision to outsource consumer distribution allows the Company to reduce sales and marketing expenses. Furthermore, the Company completed a major restructuring in fiscal 1997 and, as a result, has significantly reduced headcount and operating costs.

PRODUCTS

General

     The Company creates educational multimedia software products with varying levels of content, functionality and price for the academic, consumer and professional markets. The A.D.A.M. Scholar Series includes products for the medical school, undergraduate and allied health institutional and student markets. The A.D.A.M. At School Series serves the K-12 market and the A.D.A.M. At Home Series includes products for children and adult consumers. The newly created A.D.A.M. Interactive Healthcare and Legal Divisions sell A.D.A.M. products from the various educational product lines into the professional markets. A.D.A.M. also licenses its content and provides custom development services. The Company's products are provided on CD-ROM disks that can be used on Apple Macintosh or Windows-based multimedia PC's.

     All of the Company's products incorporate images from the A.D.A.M. Image Database. The initial database was assembled by a team of master degreed medical illustrators, anatomists, commercial illustrators, multimedia experts and software engineers over a three and one-half year period. Each year the Company creates additional content, placing recent emphasis on 3-D models. Currently, the A.D.A.M. Image Database contains approximately 70 gigabytes of visual anatomical and medical content in the form of illustrations, animations, 3-D models and interactive, dissectible imagery. Many A.D.A.M. images have been assembled and linked together to present an interactive view of the human anatomy, allowing users to observe and identify anatomical structures at different magnification levels, "peel-back" successive layers of anatomy (i.e., to go from the skin to the bone, layer by layer, at a given point on the body), highlight individual anatomical systems or structures and view anatomical systems or structures from multiple perspectives.

     The Company's educational multimedia software products have received significant media and professional recognition, including five 1997 Software Publishers Association Codie awards for Best Education Program, Best Education Upgrade, Best Comprehensive School Software Program, Best Simulation Software Program and Best Curriculum Software for Secondary/Post Secondary Schools. Additionally, the Company received two 1996 Software Publishers Association Codie awards for Best Curriculum-Based Education Program and Best Education Program for Middle Schools, and two 1995 Software Publishers Association Codie Awards for Best Overall Education Program and Best Home Learning Program. The Codie Awards are sponsored annually by the Software Publishers Association ("SPA"), an industry trade group consisting of most software publishers. In 1997, 1996 and 1995, over 1,000, 900 and 680 products, respectively, were entered into the Codie competition. One award is given in each of a number of categories and winners are selected via ballot by SPA member companies.


A.D.A.M. SCHOLAR SERIES PRODUCTS

     A.D.A.M. Interactive Anatomy ("AIA"), the Company's new flagship product released in the first fiscal quarter of 1998, provides an integrated environment for the teaching and study of human anatomy at the higher education and professional levels. Powerful tools and search capabilities offer the user unprecedented access to over 20,000 anatomical structures in six different views. Three dimensional images based on the Visible Human data set, cadaver photographs from the Bassett collection, pinned anatomical images and Slide Show (a built-in curriculum integration and authoring tool) augment AIA's digital medical illustrations. Also, one-button Internet Access provides solutions for distance learning as well as offering seamless integration of the Internet and its capabilities.

     A.D.A.M. Benjamin/Cummings Interactive Physiology ("IP") is a series of five co-developed products between A.D.A.M. Software, Inc. and Addison Wesley Longman, Inc., which were designed for the undergraduate health sciences curriculum and completed during fiscal 1997. Each module is designed to complement A.D.A.M. Standard, integrating anatomical structures with physiological functions. IP uses animation, audio, narration and video to explain difficult and complicated physiology concepts and processes. Its organization and self-test features provide the methodology for curriculum integration. The five modules are described below:

- Cardiovascular System offers colorful images and informative animations that present topics related to heart and blood vessel physiology. Covered in this module are: Heart Physiology-Anatomy Review of the Heart, Intrinsic Conduction System, Cardiac Action Potential, Cardiac Cycle, Cardiac Output Blood Vessel Physiology, Blood Vessel Structure and Function, Factors That Affect Blood Pressure, Measuring Blood Pressure and Autregulation and Capillary Dynamics.

- Muscular System uses the detailed and accurate illustrations of muscles at gross and micro-levels to demonstrate the structure and function of the muscular system. Topics covered in the Muscular Module include: Anatomy Review-Skeletal Muscle Tissue, The Neuromuscular Junction, Sliding Filament Theory, Muscle Metabolism, Contraction of Motor Units and Contraction of Whole Muscle.

- Respiratory System offers detailed information at the gross and cellular level on this vital system of the body. The module includes: Anatomy Review-Respiratory Structures, Pulmonary Ventilation, Gas Exchange, Gas Transport and Control of Respiration.

- Nervous System, sub-titled "The Neuron: The Action Potential," presents in-depth information on Neurons, Resting Membrane Potential and the Generation/Propagation of the Action Potential with the Nervous System. The module includes: Orientation, Anatomy Review, Ion Channels, Membrane Potential and Action Potential.

- Urinary Systems details Glomerular Filtraton, Early Filtrate Processing and Late Filtrate Processing. The Anatomy Review includes key features of: The Nephron, Tubular Segments and Associated Blood Vessels and Renal Corpuscle.


     A.D.A.M. Practice Practical ("APP") is a new program that simulates gross anatomy practical exams, complete with pinned atlas images and time limits. Tests can be customized by region, system or specific course syllabus. APP combines 15,000 questions with over 500 detailed A.D.A.M. illustrations, cadaver photographs and radiographs.

     A.D.A.M. Comprehensive is designed for the medical school, graduate institution and medically-related professional marketplace. The key features of A.D.A.M. Comprehensive include (1) Approximately 1,000 layers of anatomy and 22,000 identifiable anatomical structures; (2) Extensive medical terminology and comprehensive labeling designed for graduate level study; (3) Anterior, posterior, medial and lateral dissectible views of anatomy; (4) Three levels of magnification; (5) Histologies, cross-sections, radiologies, MRIs, text overviews and select audio pronunciations; and (6) Interactive systems study that permits exploration of each system of the human body.

     A.D.A.M. Standard is designed primarily for undergraduate institutions with health science programs. It is the intermediate-level application in the A.D.A.M. Scholar Series and provides a thorough overview of human anatomy. The key features of A.D.A.M. Standard are: (1) Approximately 200 layers of anatomy and 18,000 identifiable anatomical structures; (2) Scientific and medical terminology consistent with undergraduate level of study; (3) Anterior, posterior and limited lateral dissectible views of anatomy and a static medial view; (4) Three levels of magnification; (5) Histologies, cross-sections, MRI's, text, overviews and select audio pronunciations; and (6) Interactive systems study that permits exploration of each system of the human body.

     CD-ROM Animation Books include A.D.A.M. Trauma, A.D.A.M. Obstetrics and Gynecology and A.D.A.M. Orthopedic and are intended primarily for the graduate education and professional markets. A.D.A.M. Trauma contains a set of interactive animations, patient education documents and accompanying tools for simulating typical head, back and burn injuries. A.D.A.M. Obstetrics and Gynecology offers a selection of birth and gynecological procedures for anatomy/medical instruction, physicians' reference and patient communication. A.D.A.M. Orthopedic contains a series of animations of various surgical procedures for anatomy of the lower limbs.

     The A.D.A.M. Scholar Series products contributed approximately 44.7%, 57.2% and 73.0% of net revenues in fiscal 1997, fiscal 1996 and fiscal 1995, respectively. The Company anticipates that it will continue to devote resources to developing products for the academic market.

A.D.A.M. AT HOME SERIES PRODUCTS

     A.D.A.M. The Inside Story 1997 Edition is an upgraded version of the Company's flagship consumer title, which includes new features such as 3-D content, the "Quizmeister" testing feature, one-button Internet access, additional imagery and new print capabilities.

     A.D.A.M. The Inside Story is a consumer "edutainment" product designed for use by all members of the family which provides A.D.A.M. anatomy in an easy-to-use software application. A.D.A.M. The Inside Story features a "Family Scrapbook" in which modern-day Adam and Eve characters lead a light-hearted, animated tour through each system of the body. These characters are given personalities and provide an entertaining story-line approach to the exploration of human anatomy. Fifty-two animations, six interactive puzzles and a medical glossary provide an engaging and educational multimedia experience.

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

     Life's Greatest Mysteries is a consumer "edutainment" product designed for use by all members of the family that provides an interactive exploration of the myths, mysteries and curiosities of the human body. Using detailed animations and a simple "Q&A" format, a live entertaining character named Bob Winkle reveals answers to dozens of questions ranging from "What is cancer?" and "What causes Alzheimer's Disease?" to curiosities such as "What causes headaches?" and "Why does hair turn gray?" Life's Greatest Mysteries also includes activities to help reinforce key concepts, a supplemental text reference section and a glossary of key terms.

     Physician's Home Assistant and Pediatric Home Assistant, licensed by A.D.A.M. Software in Fall 1996, are easy-to-use symptom analysis tools and medical reference guides intent on creating an informed patient. These products offers extensive disease, nutrition, surgery, medical record, drug side-effect and interaction databases. The product was developed and produced by Applied Medical Informatics, now owned by Mosby Consumer Health, and A.D.A.M. Software serves as its exclusive distributor to the retail marketplace.

     The A.D.A.M. At Home Series products contributed approximately 43.1%, 39.3% and 21.0% of net revenues in fiscal 1997, fiscal 1996 and fiscal 1995, respectively. Because of changes in the retail market and the outsourcing of consumer distribution, the Company has decided to discontinue further development of consumer titles that would be solely funded by the Company.

A.D.A.M. AT SCHOOL SERIES PRODUCTS

     In fiscal 1997, the Company created the A.D.A.M. At School series to serve the K-12 market. The A.D.A.M. At School series products accounted for approximately 10.2% of net revenues in fiscal 1997. Sales of these products were included in the A.D.A.M. Scholar Series products during prior fiscal years.

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

     A.D.A.M. Essentials - School Edition is a curriculum-oriented solution for the study of human anatomy and physiology at the high school level. It combines A.D.A.M. Essentials with a comprehensive Teachers' Guide that includes student worksheets, ideas for classroom activities, laboratory exercises, a bibliography of additional learning resources and teacher reference materials.

    A.D.A.M. At Home Series - School Editions include A.D.A.M. The Inside Story
- School Edition, Nine Month Miracle - School Edition and Life's Greatest Mysteries - School Edition. These products combine the stand-alone A.D.A.M. At Home Products with comprehensive Teachers' Guides to meet the needs of a classroom setting. A.D.A.M. The Inside Story - School Edition enables study of human anatomy and physiology in a middle school biology or life sciences course, while Nine Month Miracle - School Edition is designed to supplement the study of human reproduction at the high school level. The Teachers' Guides for each product include student worksheets, ideas for classroom activities, laboratory exercises, a bibliography of additional learning resources and teacher reference materials. The A.D.A.M. At Home Series - School Editions accounted for approximately 3.8% of net revenues in fiscal 1997.

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

    Upon completion of the specification stage, products enter the product development stage. It is during this stage that the Company's designers, illustrators, programmers and other creative talent become actively involved in developing the product. At several points during the development stage the product is sent to various evaluators, including potential customers, to conduct functionality tests and to gain user feedback, the results of which are integrated back into the design specifications. In addition to the functionality and testing, management believes it is important for the Company to continually market test products at several other levels. Since the Company is producing information products, it is necessary to constantly assess the accuracy of the content, which includes text, illustrations, animations, video and audio. Products also undergo usability testing to determine the friendliness of the interface, appropriateness of tools and other aspects of a user's interaction with the product.

    Capitalized software development costs consist principally of salaries and certain other expenses directly related to development and modifications of software products capitalized in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Capitalization of such costs begins when a working model has been produced as evidenced by completion of design, planning, coding and testing such that the product meets its design specifications and has thereby established technological feasibility as defined in SFAS No. 86. Capitalization of such costs ends when the resulting product is available for general release to the public. Amortization of capitalized software development costs is provided at the greater of the ratio of current product revenue to the total of current and anticipated product revenue or on a straight-line basis over the estimated economic life of the software.

SERVICES

    The Company uses its Image Database to create custom services for various customers, including book publishers and pharmaceutical companies. The A.D.A.M. production staff works closely with its customers to create content and presentations that are medically accurate and visually engaging. A.D.A.M. Software typically retains copyright ownership on its custom development work.

SALES, MARKETING AND DISTRIBUTION

    The Company employs a wide range of marketing and distribution strategies in the academic and professional markets to promote brand name recognition and broaden product distribution. In fiscal 1997, the Company licensed its consumer product line to Mindscape, Inc. for distribution into the retail market, relieving the Company of sales, marketing and distribution responsibilities in the consumer market. During fiscal 1997, the Company had one distributor that accounted for more than 10% of net revenues.

    In the academic market, the Company markets its products through both direct and indirect channels. The Company employs approximately five direct telesales representatives and two field sales people, and has a network of value added resellers and catalog resellers to sell its institutional products. In addition, the Company works non-exclusively with Churchill Livingstone USA, Addison Wesley Longman, Williams and Wilkins and various educational distributors in addressing the student market. Sales and marketing activities include advertising, media relations, direct mailings, distribution of brochures, participation in educational seminars, campus visits by field sales personnel, telemarketing and telesales efforts. Marketing support for the Company's indirect sales efforts includes the development of print and electronic catalogs, creation and supply of special demonstrative software, training kits and media relations.

    In the academic market, the Company ended the exclusivity attributes of its relationship with Churchill Livingstone UK at the end of fiscal 1997 for the higher education European market in order to work with various country-specific educational resellers and publishers to market and sell its educational products. The Company maintains exclusive distribution relationships with Matsushita in Japan, Pearson Professional in Australia and a non-exclusive distribution relationship with Churchill Livingstone UK in Europe. Revenues from such relationships were immaterial in fiscal 1997. International revenues comprised 15.4%, 15.2% and 28.6% of the Company's total net revenues in fiscal 1997, fiscal 1996 and fiscal 1995, respectively.

    The Company has designated two employees to pursue the professional markets including healthcare, pharmaceutical, and legal. The Company sales, marketing and distribution evolves around building awareness of A.D.A.M.'s products, attending industry events, establishing relationships with prospective companies and customers and doing thorough market research. The Company intends to employ both a direct and indirect sales strategy in the professional market.

STRATEGIC ALLIANCES

    The Company has established a number of important relationships with various companies that operate in the markets A.D.A.M. Software serves. A summary of the Company's significant alliances is set forth below:

    Addison Wesley Longman Publishing Company, a subsidiary of Pearson PLC

    Addison Wesley Longman, Inc.("AWL") is a major publisher for the undergraduate market for science, health science, nursing and allied health. AWL is a shareholder of the Company and has product development and distribution relationships with the Company. The Company and AWL (through their subsidiary Benjamin/Cummings) co-developed a series of multimedia products, known as A.D.A.M. Benjamin/Cummings Interactive Physiology, for the undergraduate health science market. Both companies sell these products, with A.D.A.M. Software focused on the institutional market and AWL focused on the student market.

    Mindscape, Inc., a subsidiary of Pearson, PLC

    In March 1997, A.D.A.M.Software, Inc. and Mindscape, Inc. entered into a worldwide distribution agreement for distribution of A.D.A.M.'s consumer products into the retail marketplace. The agreement provided Mindscape with exclusive distribution rights for English language consumer products in retail, other equipment manufacturers and direct mail, and non-exclusive in other areas including K-12 and on-line.

ANATOMICAL REVIEW BOARD

    The Company has established an Anatomical Review Board composed of individuals with expertise in the fields of anatomy, biology and medicine to assist the Company in its endeavor to ensure that the A.D.A.M. Image Database conforms to the highest standards of anatomical accuracy and instructional utility. Members of the Anatomical Review Board make periodic recommendations to the Company with respect to content accuracy and testing reliance of the Company's products and product development candidates.

    As of March 31, 1997 the members of the Anatomical Review Board were as follows:


     Name                                                Affiliation
     ----                                                -----------
     Anne Agur, B.Sc. (OT), M.Sc. ................   Associate Professor, Anatomy and Cell
                                                     Biology, University of Toronto, Faculty of
                                                     Medicine

     Arthur W. English, Ph.D......................   Professor of Anatomy, Emory University
                                                     School of Medicine

     Keith L. Moore, Ph.D.........................   Professor, Anatomy and Cell Biology,
                                                     University of Toronto, Faculty of Medicine

     Wojciech (Albert) Pawlina, M.D...............   Assistant Professor, Anatomy and Cell
                                                     Biology, University of Florida College of
                                                     Medicine

     Vick Williams, M.D., Ph.D....................   Professor, Cellular and Structural Biology,
                                                     University of Texas Health Science Center at
                                                     San Antonio

     Kyle W. Peterson, Ph.D.........................  Professor of Anatomy, Emory University
                                                     School of Medicine

     John V. Urbas, B.S., M.S., Ph.D. .............  Heinrich-Heine-Rin65, Germany


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

PROPRIETARY RIGHTS AND LICENSES

    The Company regards its software and the A.D.A.M. Image Database as proprietary and relies primarily on a combination of copyright, trademark, trade secret and confidential information laws, employee and third-party nondisclosure agreements and other methods to protect its proprietary rights. There can be no assurance that these protections will be adequate to protect the Company's intellectual property rights or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technologies. The Company has obtained federal registrations of its trademarks "A.D.A.M.," "SCHOLAR SERIES," "NINE MONTH MIRACLE," and the "WALKING MAN" logo in the United States. The Company has applied for registration of approximately ten additional trademarks in the United States. The Company has also obtained registrations of the "A.D.A.M." trademark in 22 foreign countries and has applications for registration of the mark pending in an additional five countries. The Company does not currently hold any patents or have any patent applications pending. The Company believes that, due to the rapid pace of innovation within the multimedia and software industries, factors such as the technological and creative skills of its personnel and the quality of the content of its products are more important in establishing and maintaining a leadership position within the industry than are the various legal protections of its technology.

    The Company licenses certain software programs from third-party developers and incorporates them into its products. Such software products are widely licensed by the respective developers thereof for incorporation by other developers (like A.D.A.M.) in their products and provide specific functionality required in order to operate the product. For example, the Company licenses Macromind Director, a program distributed by Macromedia, which permits a product to display animated sequences. This product is incorporated in several A.D.A.M. products. Generally, the licenses grant to the Company non-exclusive, worldwide licenses with respect to the subject program and terminate only upon a material breach by the Company. Certain of the licenses require payment of annual license fees (but such annual license fees do not exceed $25,000 per annum in the aggregate). If a third-party agreement for licensed software expires or terminates and the Company is unable to renew or extend the agreement, the Company could be required to engage in independent development of replacement software or to obtain a suitable replacement. The Company generally believes that licenses for alternative software programs are generally available on commercial terms from a number of licensors. The Company owns and does not license the anatomical illustrations included in the A.D.A.M. Image Database, but licenses certain additional multimedia content included in its products, including video, photographs, music and text, from various third parties that is incorporated in its products. Such licenses generally provide the Company with fully-paid perpetual, worldwide licenses to include the licensed content in a designated product.

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

    In the K-12 academic marketplace, the Company faces direct competition from other companies offering educational software products. In the consumer market, the Company faces direct competition from other companies offering educational software products, as well as competition for shelf space from companies offering entertainment and consumer software products. Numerous companies serve the healthcare, pharmaceutical and legal markets, including large publishers such as Mosby, Thomson and Reed Elsevier, as well as numerous small companies that may have many more years of industry experience and contacts than A.D.A.M. Since the Company has not previously sold to these markets, the Company expects professional sales to grow fairly slowly.

    Moreover, competition for the Company's products is influenced by the timing of competitive product releases and the similarity of such products to those of the Company, which may result in significant price competition, reduced profit margins, loss of shelf space or a reduction in sell-through of the company's products at retail stores. There can be no assurance that any of the Company's software products will compete effectively against other interactive multimedia software products in general or anatomical, health, medical and educational information products, in particular. The Company's competitors include many companies, most of which have substantially greater financial, development, marketing and personnel resources than those of the Company. Moreover, the price of the Company's products and the computer hardware required to operate them may be higher in cost than alternative competitive informational sources such as anatomy textbooks.


EMPLOYEES

    As of March 31, 1997, the Company employed 58 persons. Of these, 19 were engaged primarily in product development, 17 in sales, seven in marketing and 15 in finance and administration. The Company currently employs eight degreed medical illustrators. None of the Company's employees is covered by a collective bargaining agreement and the Company has experienced no work stoppages. The Company considers its employee relations to be good. Management believes that the Company's future growth and success will depend upon its ability to retain and continue to attract highly skilled and motivated personnel in all areas of its operations.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

    Portions of this Annual Report include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Important factors that could cause actual results to differ materially from the Company's current expectations are disclosed in conjunction with the forward-looking statements included herein.

ITEM 2.  PROPERTIES

    The Company's headquarters and principal operations are located in approximately 26,000 square feet of leased office space in Atlanta, Georgia. The space is leased for a term ending in 2002. Management of the Company believes that the Company's current facilities will be adequate through at least 1998. If additional facilities are required, the Company believes that suitable facilities will be available.


ITEM 3.  LEGAL PROCEEDINGS

    On April 25, 1996, a class action lawsuit was filed in Fulton County Superior Court in Atlanta, Georgia by an owner of 1,000 shares of A.D.A.M. common stock against the Company and certain of its then officers and directors (Robert S. Cramer, Jr., Curtis A. Cain, Gregory M. Swayne, Holcombe P. Green, Jr. and John W. McClaugherty). The complaint alleges violations of sections 11, 12(2) and 15 of the Securities Act of 1933, violations of the Georgia Securities Act and negligent misrepresentation arising out of alleged disclosure deficiencies in connection with the Company's initial public offering which was completed on November 10, 1995. The complaint seeks compensatory damages and reimbursements for plaintiff's fees and expenses. The Company and its officers and directors are vigorously defending against the allegations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1997.

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


                                                                      High           Low
                                                                      ----           ---

     FISCAL 1996
     Fiscal Third Quarter (commencing
       November 10, 1995) ..................................        $14-1/8         $4-3/8
     Fourth Quarter ........................................           7             4-1/2

     FISCAL 1997
     First Quarter .........................................           5              3
     Second Quarter ........................................           5             2-1/8
     Third Quarter .........................................           4             2-1/8
     Fourth Quarter ........................................          2-7/8           2

     FISCAL 1998
     First Quarter (through June 23, 1997) .................         2-5/16          1-3/4


    At June 27, 1997 there were approximately 214 record holders of the Company's Common Stock.

    The Company has never paid or declared any cash dividends on its Common Stock and does not intend to pay dividends on its Common Stock in the near future. To date, the Company has incurred losses and presently expects to retain its future anticipated earnings to finance development of and expansion of its business. The payment by the Company of dividends, if any, on its Common Stock in the future is subject to the discretion of the Board of Directors and will depend on the Company's earnings, financial condition, capital requirements and other relevant factors.

ITEM 6.  SELECTED FINANCIAL DATA



                                                                   Fiscal Year Ended March 31,
                                                    ---------------------------------------------------------
                                                      1997         1996        1995        1994        1993
                                                    --------     --------     -------     -------     -------
                                                             (in thousands, except per share amounts)

STATEMENT OF OPERATIONS:
   Net revenues                                     $  4,591     $  6,447     $ 5,742     $ 2,813     $   976

   Cost and expenses:
      Cost of revenues                                 1,280        1,491         791         293         114
      Sales and marketing                              4,494        4,090       3,666       1,965       1,141
      Product development                              2,260        2,847       2,401       1,759       1,023
      General and administrative                       2,369        2,008       1,774       1,554       1,200
      Restructuring charge                               490         --          --          --          --
                                                    --------     --------     -------     -------     -------

        Total costs and expenses                      10,893       10,436       8,632       5,571       3,478
                                                    --------     --------     -------     -------     -------

      Operating loss                                  (6,302)      (3,989)     (2,890)     (2,758)     (2,502)
   Interest expense                                       (8)        (317)       (383)        (90)       (117)
   Interest income                                       869          415          43          64           3
                                                    --------     --------     -------     -------     -------

      Loss from continuing operations                 (5,441)      (3,891)     (3,230)     (2,784)     (2,616)
   Loss from discontinued operations                    --           --          --          (400)       (185)
                                                    --------     --------     -------     -------     -------

      Loss before extraordinary item                  (5,441)      (3,891)     (3,230)     (3,184)     (2,801)
   Extraordinary loss from early extinguishment
      of debt, net of income tax benefit of $29         --            (46)       --          --          --

        Net loss                                    $ (5,441)    $ (3,937)    $(3,230)    $(3,184)    $(2,801)
                                                    ========     ========     =======     =======     =======

   Net loss per share from continuing operations    $  (1.03)    $  (1.13)    $ (1.22)    $ (1.11)    $ (1.35)

   Net loss per share                                  (1.03)       (1.14)      (1.22)      (1.27)      (1.44)

   Weighted average number of common shares
      and share equivalents outstanding                5,258        3,673       2,694       2,510       1,939
                                                    ========     ========     =======     =======     =======

                                                                          As of March 31,
                                                      -------------------------------------------------------
                                                       1997         1996        1995         1994        1993
                                                      ------       ------       -----       -----       -----
                                                                         (in thousands)

BALANCE SHEET DATA:
   Cash and cash equivalents                           2,422        5,352         940         716         348
   Working capital (deficiency)                        9,982       15,354      (1,736)       (593)       (550)
   Total assets                                       13,662       18,871       4,247       3,632       1,340
   Short-term debt                                      --            250       2,530         284         480
   Long-term debt                                       --           --           298         336         546
   Convertible Preferred Stock                          --           --         2,022        --          --
   Total shareholders' equity (deficit)               11,555       16,896      (1,943)     (1,284)       (653)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the Financial Statements and Notes thereto of the Company presented elsewhere herein.

OVERVIEW

    A.D.A.M. Software, Inc. ("the Company" or "A.D.A.M.") creates, publishes and markets educational multimedia software products, services, content and Internet-ready applications that provide anatomical, medical, scientific and health-related information for the academic, consumer and professional markets. The Company sells its products into the academic markets through alliances with distributors and by direct sales and marketing activities. As of March 1997 consumer distribution has been outsourced to Mindscape, Inc. Revenue from product sales is generally recognized at the time of shipment to customers, distributors and resellers or, in the case of consignment arrangements, at the time of shipment from the consignee to their customers. The Company records allowances for product returns based on historical experience and anticipated returns. Payments received in advance of shipments are recorded as deferred revenue in the balance sheet and are recognized as revenue when the related software is shipped and all related obligations are fulfilled.

    The Company's first products addressed the graduate education and professional markets, which were characterized by higher unit prices, lower cost of goods sold as a percentage of selling price and lower unit volumes than the Company's consumer products. Accordingly, such products had a significantly higher gross margin than the Company's consumer products. In early 1994, the Company made the strategic decision to leverage its A.D.A.M. Image Database and multimedia capabilities into developing products for the larger consumer and general education markets. As a result, the Company's product mix shifted from predominately higher priced products for graduate education and professional markets to a broad array of products with lower price points for the general education and consumer markets. The Company's consumer products generally have a lower unit price, higher cost of goods sold as a percent of price and lower gross margin. The average net revenues received by the Company were approximately $24.00 per unit for the 189,000 units of software sold in fiscal 1997 as compared to approximately $50.00 per unit for the 129,000 units of software sold in fiscal 1996 and approximately $101.00 per unit for the 56,700 units of software sold in fiscal 1995. The significant reduction in price points due to changes in product mix, as well as up to 40% price reductions in April 1996 of several academic products, has resulted in lower gross margins and higher costs of revenue as a percentage of net revenue. However, the Company does not expect these trends to continue due to the release in the first quarter of fiscal 1998 of a new, flagship product to the academic market with a retail price of $1,295.00, as well as a less costly means by which to sell its consumer products, specifically, the distribution agreement reached with Mindscape, Inc. in March 1997.

    The Company has experienced substantial losses since its inception resulting in an accumulated deficit of approximately $22.5 million as of March 31, 1997. For the fiscal years ended March 31, 1997, 1996 and 1995, the Company incurred net losses of approximately $5.4 million, $3.9 million and $3.2 million, respectively. Management believes that the Company has successfully implemented its restructuring Plan (the "Plan") during fiscal 1997, and will be better able to bring costs in line with anticipated revenues in order to approach profitability. The Plan was designed to enhance overall competitiveness, productivity and efficiency through the reduction of overhead costs. The major costs associated with the Plan included severance costs, employee termination costs, and costs associated with the termination of a non-cancelable lease. The basis for determination of the cost accrued with respect to the noncancelable leases was gross rental payments due through the end of the lease plus broker's commission less expected rental receipts from subleasing the space. The lease was for additional space on another floor in the same office building as the Company's headquarters. The Company is currently able to locate all employees on one floor, and does not anticipate a need for additional capacity in the foreseeable future. The cost benefits due to reduction of personnel have been largely realized in the third and fourth quarters of fiscal 1997, and the lease termination will be realized after March 31, 1997.

    At March 31, 1997, the Company had net operating loss carryforwards available for tax purposes of approximately $19.9 million, which will expire in years 2007 through 2012. Future sale of shares by certain significant shareholders could create a substantial ownership change (as defined by the Internal Revenue Service) which would limit the amount of the Company's future taxable income that may be offset by pre-ownership net operating loss carryforwards.

RESULTS OF OPERATIONS

    The following table sets forth for the periods indicated selected financial data and the percentages of the Company's net revenues represented by each line item and the percentage change in each line item.


                                                                       PERCENTAGE CHANGE
                                       FISCAL YEAR ENDED MARCH 31,     ------------------
                                       --------------------------      1996 TO    1995 TO
                                       1997       1996       1995       1997       1996
                                       ----       ----       ----       ----       ----
Net revenues                            100%       100%       100%     (28.5)%    12.3%
Costs and expenses:
   Cost of revenues                    27.9       23.1       13.8      (14.2)     88.5
   Sales and marketing                 97.9       63.4       63.8        9.9      11.6
   Product development                 49.2       44.2       41.8      (20.6)     18.6
   General and administration          51.6       31.1       30.9       18.0      13.2
   Restructuring charge                10.7       --         --          N/A       N/A
                                     ------      -----      -----

          Total costs and expenses    237.3      161.8      150.3
                                     ------      -----      -----

Operating loss                       (137.3)     (61.8)     (50.3)



    The following table sets forth for the periods indicated the revenues derived by the Company from the academic, consumer and professional markets and from other sources. Other revenues include royalty income, license fees and support services.


                                  FISCAL YEAR ENDED MARCH 31,
                                  ---------------------------
                                   1997      1996      1995
                                   ----      ----      ----

Academic                          $2,523    $3,688    $4,194
Consumer                           1,978     2,533     1,207
Professional                        --        --        --
Other revenues                        90       226       341
                                  ------    ------    ------

     Net revenues                 $4,591    $6,447    $5,742
                                  ======    ======    ======


Fiscal 1997 Compared to Fiscal 1996

    Total net revenues decreased 28.8% to $4,591,000 in fiscal 1997 compared to $6,447,000 in fiscal 1996 as a result of decreased sales of the Company's products to both the consumer and academic markets. Total unit shipments of the Company's products increased to approximately 189,000 units in fiscal 1997 from approximately 129,000 units in fiscal 1996. The decreased net revenues and increased unit shipments reflect lower revenues per unit shipped, which are the result of lower pricing of the Company's aging consumer products, price decreases for academic products implemented in April, 1996, increased unit sales of lower priced academic products such as A.D.A.M., The Inside Story- School Edition and A.D.A.M. Practice Practical, heavy discounting of the high end A.D.A.M. Comprehensive product in anticipation of release of A.D.A.M. Interactive Anatomy, and significantly increased volume sales of the newest flagship consumer title, A.D.A.M. The Inside Story - 1997 Edition (ATIS '97).

    Net revenues from the academic market decreased 31.6% to $2,523,000 in fiscal 1997 from $3,688,000 in fiscal 1996 due primarily to lower sales of the flagship academic product, A.D.A.M. Comprehensive, in anticipation by the market of an upgraded flagship product, as well as price reductions implemented at the beginning of fiscal 1997 which were not offset by the increased volume of units shipped. Also, the Company deferred approximately $389,000 of revenue during the second and third quarters of fiscal 1997 related to upgrade rights granted to purchasers of certain products, The upgraded versions were not released until after the close of fiscal 1997. As a percent of total net revenues, net revenues from the academic market decreased to 54.9% in fiscal 1997 compared to 57.2% in fiscal 1996.

    Net revenues from the consumer market decreased 21.9% to $1,978,000 in fiscal 1997 from $2,533,000 in fiscal 1996 due primarily to lower selling prices of aging consumer titles not offset by the increased unit volumes shipped of the newly released ATIS '97. Lower selling prices per unit of titles in the aging consumer product line, such as Nine Month Miracle and Life's Greatest Mysteries, have not resulted in significant increases in unit shipments of those titles, adversely affecting overall revenues per unit in the consumer market. As a percent of total net revenues, net revenues from the consumer market increased to 43.1% in fiscal 1997 compared to 39.3% in fiscal 1996.

    The Company believes that anticipated future revenue growth will depend on, among other things, its ability to successfully introduce its new flagship academic product, A.D.A.M. Interactive Anatomy, and other planned products to the marketplace. Additionally, the extent of competition, unit pricing trends, the demand for its software in the academic, consumer and professional markets and the performance of the Company's strategic partners in areas of marketing, sales and distribution of the Company's products will be significant factors. In this regard, the Company considers its future revenues to be unpredictable.

    Cost of revenues decreased 14.2% to $1,280,000 in fiscal 1997 compared to $1,491,000 in fiscal 1996. Cost of revenues, which includes the cost of support, packaging, documentation, royalties, and amortization of capitalized software development costs, decreased primarily from decreases in amortization of capitalized software development costs, as well as operating efficiencies and new cost controls which offset the cost for significantly increased units shipped for fiscal 1997. As a percent of total net revenues, cost of revenues increased to 27.9% in fiscal 1997 compared to 23.1% in fiscal 1996 due to changes in the product mix sold, specifically, the increased unit sales of lower priced, lower margin consumer and academic products, and the impact on net revenues from the deferral of income for certain academic product sales.

    Sales and marketing expenses increased 9.9% to $4,494,000 in fiscal 1997 from $4,090,000 in fiscal 1995, primarily as a result of increased marketing activities such as the ADAM Across America Tour and Mothers Day promotions in support of A.D.A.M. The Inside Story - 1997 Edition and Nine Month Miracle consumer products, respectively. Also, increased marketing activities relating to the launch (in the first quarter of fiscal 1998) of A.D.A.M. Interactive Anatomy and development of the professional market have not resulted in significant revenue for fiscal 1997. As a percentage of total net revenues, sales and marketing expenses increased to 97.9% in fiscal 1997 from 63.4% in fiscal 1996.

    Product development costs decreased 20.6% to $2,260,000 in fiscal 1997 from $2,847,000 in fiscal 1996 due primarily to decreases in consulting costs related to product development activity and a $408,000 increase in the amount of development costs capitalized for fiscal 1997 compared to fiscal 1996. The increase in capitalized development costs is primarily related to the significant resources allocated to A.D.A.M. Interactive Anatomy. This product was released in the first quarter of fiscal 1998. As a percentage of total net revenues, product development expenses increased to 49.2% in fiscal 1997 from 44.2% in fiscal 1996. Total expenditures for product development, including capitalized expenses, decreased to $2,761,000 in fiscal 1997 compared to $2,940,000 in fiscal 1996. The Company capitalized product development expenses of $501,000 and $93,000 in fiscal 1997 and fiscal 1996, respectively, which represented 18.1% and 3.2% of total expenditure for product development in these respective periods. Amortization of capitalized product development cost totaled $119,000 and $356,000 in fiscal 1997 and 1996, respectively, and is charged to and included in cost of revenues described above.

    General and administrative expenses increased 18.0% to $2,369,000 in fiscal 1997 from $2,008,000 in fiscal 1996. As a percentage of total net revenues, general and administrative expenses increased to 51.6% in fiscal 1997 from 31.1% in fiscal 1996. The increase was mostly due to legal fees of approximately $212,000 relating to the shareholder class action lawsuit. The Company does not expect these costs to continue in fiscal 1998 and expects to recover defense costs from its insurance carrier in the event of a favorable adjudication. The decrease in premises rental cost as a result of the restructuring will be realized beginning April 1, 1997.

    During the second quarter of fiscal 1997, the Company implemented a restructuring Plan (the "Plan") designed to enhance overall competitiveness, productivity and efficiency through the reduction of overhead costs. The Plan resulted in a pre-tax charge of approximately $490,000. The charge principally reflects severance costs resulting from workforce reductions of 29 employees and realignments throughout the Company, employee termination costs and costs associated with non-cancelable leases net of estimated sublease rental income. Total payments of approximately $301,000, primarily related to severance agreements were made subsequent to the implementation of the Plan. Accrued restructuring at March 31, 1997 is approximately $189,000.

    Interest expense decreased 97.5% to $8,000 in fiscal 1997 from $317,000 in fiscal 1996 primarily due to the repayment of outstanding indebtedness, consisting of principal and accrued interest outstanding under the subordinated bridge notes issued to certain investors in fiscal 1995, the Company's term loan with a bank and third party advances.

    Interest income increased 109.4% to $869,000 in fiscal 1997 from $415,000 in fiscal 1996 due to interest on the net proceeds from the Company's initial public offering completed in November, 1995.

    The increase in capitalized software development costs in fiscal 1997 is due mainly to development costs related to ADAM Interactive Anatomy. During fiscal 1996 and fiscal 1995, the majority of the Company's development efforts were focused on consumer products, which generally reach TF much later in the development cycle due to their newly designed functionalities and uncertain content. Accordingly, development cost capitalization periods for the newly created consumer products was shorter than for AIA, which, as an academic product, drew upon a more established content and core technology base.

    The Company deferred the recognition of approximately $389,000 of revenue during the second and third quarters of fiscal 1997 due to free upgrade rights granted with the sale of certain academic products. Accordingly, the Company has a deferred liability at March 31, 1997 which it expects to recognize as income during the first and second quarters of fiscal 1998.

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

    Cost of revenues increased 88.5% to $1,491,000 in fiscal 1996 compared to $791,000 in fiscal 1995. Cost of revenues, which includes the cost of support, packaging, documentation, royalties, and amortization of capitalized software development costs, increased primarily from increases in net revenues, specifically in the consumer market and an increase in amortization of capitalized product. As a percent of total net revenues, cost of revenues increased to 23.1% in fiscal 1996 compared to 13.8% in fiscal 1995 due to the above factors, as well as a shift in the Company's product mix towards higher volume, lower priced consumer products.

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

    Product development costs increased 18.6% to $2,847,000 in fiscal 1996 from $2,401,000 in fiscal 1995 due primarily to an increase in consulting costs related to product development activity and a $356,000 reduction in the amount of development costs capitalized for fiscal 1996 compared to fiscal 1995. The reduction in capitalized development costs was due to focus on development of consumer products, which generally reach TF much later in the development cycle due to their newly designed functionalities and uncertain content. Accordingly, development cost capitalization periods for the newly created consumer products was shorter, resulting in lower capitalized costs as compared to mostly academic products developed in the prior year, which drew upon a more established content and core technology base. As a percentage of total net revenues, product development expenses increased to 44.2% in fiscal 1996 from 41.8% in fiscal 1995. Total expenditures for product development, including capitalized expenses, increased to $2,940,000 in fiscal 1996 compared to $2,850,000 in fiscal 1995. The Company capitalized product development expenses of $93,000 and $449,000 in fiscal 1996 and fiscal 1995, respectively which represented 3.2% and 15.8% of total expenditure for product development in these respective periods. Amortization of capitalized product development cost totaled $356,000 and $119,000 in fiscal 1996 and 1995, respectively, and is charged to and included in cost of revenues described above.

    General and administrative expenses increased 13.2% to $2,008,000 in fiscal 1996 from $1,774,000 in fiscal 1995 primarily as a result of increased consulting and professional fees associated with being a public company. As a percentage of total net revenues, general and administrative expenses increased to 31.1% in fiscal 1996 from 30.9% in fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

    At March 31, 1997 the Company had cash and cash equivalents of $2,422,000, short-term investments of $8,546,000, and working capital of $9,982,000. Cash used in operating activities was $4,858,000 in fiscal 1997, $2,601,000 in fiscal 1996 and $3,504,000 in fiscal 1995, principally as a result of net losses for these periods.

    The Company uses its working capital to finance ongoing operations and to fund expansion and development of its product lines. In addition, the Company evaluates from time to time other acquisitions of products or companies that compliment the Company's business. At this time, the Company is not committed to incur any significant capital expenditure in fiscal 1998.

    During April 1997 the Board of Directors adopted a stock repurchase program. The program authorizes repurchase of the Company's Common Stock from time to time prior to December 31, 1997 in open market transactions on the Nasdaq Stock market at an aggregate purchase price of up to $1 million. Any repurchase of the Company's Common Stock will be made based upon market conditions and other factors. The Company will use cash on hand to fund the repurchase program, and the repurchased stock will be held as treasury stock. As of June 27, 1997 the Company has repurchased 372,750 shares of Common Stock on the open market for an average price of approximately $1.95 per common share for an aggregate purchase price of approximately $729,000. Repurchased shares represent approximately 6.9% of the shares of Common Stock issued and outstanding.

    The Company expects that cash flow from operations and existing cash and short-term investments will be adequate to meet the Company's cash requirements for at least the next two years.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  This information is set forth under Item 14(a)(1) and (2).



ITEM. 9           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  FINANCIAL DISCLOSURES

                  Not applicable

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


NAME                                     AGE                POSITIONS WITH THE COMPANY
----                                     ---                --------------------------

Robert S. Cramer, Jr.                    36                 Chairman of the Board, Co-Founder, Chief
                                                            Executive Officer

Gregory M. Swayne                        39                 Co-Founder, Vice-Chairman, Vice President of
                                                            Production and Director

Sally D. Elliott                         44                 Director

Anthony J. Gatti, M.D.                   49                 Director

Daniel S. Howe                           37                 Director

J. Larry Jones                           56                 Director

John W. McClaugherty                     38                 Director

Francis J. Tedesco, M.D.                 53                 Director

Michael S. Fisher                        34                 Corporate Secretary, Director of Finance and
                                                            Administration


             ROBERT S. CRAMER, JR. Mr. Cramer, a co-founder of the Company, has served as Chairman of the Board and a Director since the Company's inception in March 1990, and Chief Executive Officer since September 1996. From 1987 to 1992, he served as Chairman of the Board of Directors of Medical Legal Illustrations, Inc. ("MLI"), a predecessor to the Company. In 1989, Mr. Cramer served as an Executive Editor and Co-Publisher of Atlanta Computer Spectrum, a regional technology publication he helped to create. Also, since 1994 Mr. Cramer has served as Chairman of the Board of the Atlanta Task Force for the Homeless, a community-wide non profit organization working with and on the behalf of homeless people.

             GREGORY M. SWAYNE. Mr. Swayne, a co-founder of the Company, has served as Vice President of Production and Vice-Chairman of the Company since March 1997 and as a Director since March 1990. Previously, he served as President from March 1990 until March 1997. As the original founder of MLI, he served as President from 1985 until February 1992, and as a director of MLI from 1985 until the merger of MLI and the Company in May 1992. Mr. Swayne is a master degree medical illustrator who completed a three year graduate program in medical illustration that required him to participate in all the first year medical school courses (including gross anatomy, histology, embryology and neuroanatomy) as well as a full year of direct surgical observation and illustration.

             SALLY D. ELLIOTT. Ms. Elliott has been a Director of the Company since June 1993. Ms. Elliott has served since June 1991 as President of the Consumer Publishing Group, Addison Wesley Longman, Inc., formerly known as Benjamin/Cummings Publishing Company, Inc. ("Benjamin/Cummings"), a publisher of college textbooks and a subsidiary of Addison Wesley

Longman, a minority shareholder of the Company and an indirect subsidiary of Pearson PLC ("Addison Wesley Longman"), a minority shareholder of the Company. Prior thereto, Ms. Elliott served as General Manager of Benjamin/Cummings from June 1989 to June 1991 and Editorial Director of Benjamin/Cummings from June 1987 to June 1989. Ms. Elliott is also a director of Addison Wesley Longman.

             ANTHONY J. GATTI. Dr. Gatti has been a Director of the Company since May 1993. Dr. Gatti has been a doctor of podiatric medicine in private practice since 1974. He is President and a director of National Podiatry Management, a preferred provider organization offering podiatry services to major health providers, and a director of several other national and state podiatric medicine groups.

             DANIEL S. HOWE. Mr. Howe has been a Director of the Company since December, 1996. Mr. Howe is President of DSH Enterprises, Inc., a real estate development and investment company and has served in that capacity since January 1990.

             J. LARRY JONES. Mr. Jones has been a director of the Company since August 1995. In 1988, Mr. Jones became a director and President, Educational Publishing Division, of Addison Wesley Longman, became President of Addison Wesley Longman in October 1992, Chief Executive Officer of Addison Wesley Longman in October 1994 and Chairman of the Board of Addison Wesley Longman in January 1995.

             JOHN W. MCCLAUGHERTY. Mr. McClaugherty, a co-founder of the Company, has served as a Director of the Company since its inception in March 1990. Currently, Mr. McClaugherty serves as President of J.S.K., Inc., a medical illustration company. Mr. McClaugherty served as Chief Executive Officer of the Company from its inception until March 1994. Prior thereto, Mr. McClaugherty was the Vice President of Sales and Marketing and a director of MLI, predecessor to the Company, from March 1985 until March 1990. Since 1994, Mr. McClaugherty has served as President of J.S.K., Inc., a provider of medical illustrations to the legal profession and a licensee of the Company. See "Certain Transactions."

             FRANCIS J. TEDESCO. Dr. Tedesco has been a Director of the Company since July 1996. He has served as Chief Executive Officer of Health Sciences University and as President of the Medical College of Georgia ("MCG") since 1988, and has been a Professor of Medicine at MCG since 1981. He also is a consultant to Dwight David Eisenhower Medical Center -- Fort Gordon, Georgia; Veterans Administration Medical Center --Augusta, Georgia and Walter Reed Army Medical Center -- Washington, D.C. Prior to coming to MCG in 1978, Dr. Tedesco held academic appointments beginning in 1971 at the Hospital of the University of Pennsylvania; Washington University School of Medicine, St. Louis, Missouri; and University of Miami School of Medicine. Dr. Tedesco currently serves on the Board of Directors and is Vice President of the Georgia Division of the American Cancer Society, and he is a director of URO Health, a medical products manufacturer.

             MICHAEL S. FISHER. Mr. Fisher joined the Company in September 1993 as Controller, became Director of Finance and Administration in February 1997 and was appointed Corporate Secretary in March 1997. From June 1990 through August 1993 he served as Controller for Morgan Medical Holdings, Inc., a publicly held medical diagnostic services firm, and was responsible for all financial functions. Previously thereto, he served two years as an accountant with BDO/Seidman. Mr. Fisher is eligible and has satisfied all requirements for CPA certification.

SECTION 16(A)  BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Exchange Act requires executive officers and directors of the Company and persons who beneficially own more than ten percent of the Company's Common Stock to file with the Securities and Exchange Commission certain reports, and to furnish copies thereof to the Company, with respect to each such person's beneficial ownership of the Company's equity securities. Based solely upon a review of the copies of such reports furnished to the Company and certain representations of such persons, all such persons have complied with the applicable reporting requirements, except for Michael Fisher who inadvertently filed his Form 3 approximately one month late.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

             The table below sets forth certain information relating to the compensation earned during fiscal 1997 and the fiscal year ended March 31, 1996 ("fiscal 1996") and the fiscal year ended March 31, 1995 ("fiscal 1995") by the Chief Executive Officer and all executive officers that received salary and bonus in excess of $100,000 for fiscal 1997 (the "Named Executive Officers").


                                                                                                                     LONG-TERM
                                                                     ANNUAL COMPENSATION                            COMPENSATION
                                                                     -------------------                            ------------
                                                                                                  SECURITIES            ALL
                                                   FISCAL                                         UNDERLYING           OTHER
NAME AND PRINCIPAL POSITIONS                        YEAR          SALARY($)         BONUS($)       OPTIONS(#)       COMPENSATION
----------------------------                        ----          ---------         --------       ----------       ------------
Robert S. Cramer, Jr                                1997          $155,000             --              --            $  2,111(1)
(Chairman of the Board                              1996          $128,750             --            75,000          $  2,140(1)
of Directors, Chief Executive                       1995          $126,583          $ 4,500          20,000              --
Officer, Co-Founder and Director)

Gregory M. Swayne                                   1997          $155,000             --              --            $  4,185(1)
(Vice-Chairman, Vice                                1996          $128,750          $ 9,000          75,000          $  4,245(1)
President of Production and Director)               1995          $126,583          $ 4,500          20,000              --

Curtis A. Cain (2)                                  1997          $ 76,973             --              --            $330,000(3)
(Former Chief Executive Officer)                    1996          $135,000          $12,340          90,000              --
                                                    1995          $113,333          $ 9,500          20,000              --

Robert A. DiProva (4)                               1997          $100,625             --              --            $ 60,000(5)
(Former Chief Financial Officer)                    1996          $ 72,083          $12,340          33,000              --


David Tranberg (6)                                  1997          $132,494             --             5,000          $ 80,000(5)
(Former Vice-President of Sales                     1996          $ 23,872             --            30,000              --
Marketing)

-----------------------------------

(1) Represents life insurance premiums paid on behalf of such executive officers.
(2)          Mr. Cain ceased to be an employee of the Company effective
             September 4, 1997.
(3) Represents lump sum severance payment of $150,000 plus $180,000 payable in twelve equal monthly installments through September 1997.
(4) Mr. DiProva ceased to be an employee of the Company effective February 15, 1997. Mr. Diprova joined the Company in September, 1995, and therefore received no compensation for fiscal 1995.
(5)          Represents lump sum severance payment.
(6) Mr. Tranberg ceased to be an employee of the Company effective March 31, 1997. Mr. Tranberg joined the Company in January 1996, and therefor received no compensation for fiscal 1995.


OPTION GRANTS IN LAST FISCAL YEAR

           The following table provides information regarding stock options granted to the Named Executive Officers during fiscal 1997.


                                                INDIVIDUAL GRANTS                           POTENTIAL REALIZABLE
                            NUMBER OF                                                         VALUE AT ASSUMED
                           SECURITIES        % OF TOTAL                                     ANNUAL RATES OF STOCK
                           UNDERLYING      OPTIONS GRANTED  EXERCISE OR                       PRICE APPRECIATION
                             OPTIONS        TO EMPLOYEES    BASE PRICE     EXPIRATION           FOR OPTION TERM
NAME                       GRANTED (#)     IN FISCAL YEAR    ($/SHARE)        DATE        5% ($)(1)         10%($)(1)
----                       -----------     --------------    ---------        ----        ---------         ---------

Robert S. Cramer, Jr            --               --             --               --           --               --
Gregory M. Swayne               --               --             --               --           --               --
Curtis A. Cain (3)              --               --             --               --           --               --
Robert A. DiProva (4)          5,000             6.0%          $2.50            (2)        $ 7,075          $17,930
                               5,000             6.0%          $2.25          3/25/02      $ 7,075          $17,930
David Tranberg (5)             5,000             6.0%          $2.50            (2)        $ 7,075          $17,930


(1) The potential realizable value portion of the foregoing table illustrates value that might be realized upon exercise of the options immediately prior to the expiration of their term, assuming the specified compounded rates of appreciation on the Common Stock over the term of the options. These numbers do not take into account plan provisions providing for termination of the option following termination of employment or nontransferability.
(2) Forfeited in connection with such officer's cessation of employment.
(3)          Mr. Cain ceased to be an employee of the Company effective
             September 4, 1997.
(4) Mr. DiProva ceased to be an employee of the Company effective February 15, 1997.
(5)          Mr. Tranberg ceased to be an employee of the Company effective
             March 31, 1997.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

    The following table shows the number and value of exercisable and unexercisable options held by the Company's Named Executive Officers as of the end of fiscal 1997. Value is determined as the difference between exercise price and fair market value. No stock appreciation rights were outstanding in fiscal 1997.

                                                                   NUMBER OF UNEXERCISED
                                          SHARES         VALUE       OPTIONS AT FISCAL
                                         ACQUIRED      REALIZED        YEAR-END (#)
                                      ON EXERCISE(#)   ($)(1)    EXERCISABLE/UNEXERCISABLE
                                                                 -------------------------
Robert S. Cramer, Jr ..............       20,000        $5,000       150,000/50,000(2)
Gregory M. Swayne .................         --            --          150,000/50,000
Curtis A. Cain ....................         --            --             None/None
Robert A. DiProva .................         --            --            5,000/None
David Tranberg ....................         --            --             None/None

-------------------
(1) Based on the difference between the fair market value of the Company's Common Stock at the date of exercise, less the exercise price.
(2) Does not include warrants to purchase 42,938 shares of Common Stock issued in connection with Subordinated Bridge Notes.

EMPLOYMENT AGREEMENTS

    The Company has entered into employment agreements with Messrs. Cramer and Swayne. Each agreement expires on December 31, 1997 (the "Expiration Date") and is automatically renewable for successive one-year periods unless written notice of non-renewal is given by either party. Each agreement also may be terminated by the Company with or without cause or upon the employee's death or inability to perform his duties on account of a disability for a period of twelve consecutive months or by the employee. If any agreement is terminated prior to the Expiration Date for any reason, except by the employee, by the Company for cause or upon the employee's death or disability, the Company must continue to pay the employee's base salary and bonus either (i) for the period from the date of termination through the Expiration Date if the agreement is terminated prior to the first anniversary thereof or (ii) for the two year period following the date of termination if the agreement is terminated after the first anniversary thereof. If the agreement is terminated because of the death or disability of the employee, the Company must pay the employee or his beneficiaries his base salary and bonus for a period of one year following the date of termination; provided, however, that, in the case of termination for disability, the Company may elect, in lieu of making such payments, to provide the employee with disability insurance coverage. The agreements provide for a minimum base salary of $120,000 for each of Messrs. Cramer and Swayne, and for annual discretionary bonuses. Each agreement also contains a two year noncompetition, customer and employee nonsolicitation and confidentiality provision. In addition, the Company has executed Employee Confidentiality, Nondisclosure and Noncompetition Agreements with all of its employees.

COMPENSATION OF DIRECTORS

     To date, Directors have not received cash compensation for their services as directors of the Company. In April 1997, the non-employee directors of the Company were granted the following options to purchase Common Stock: Messrs. McClaugherty and Gatti: 3,000 options; Messrs. Tedesco and Howe: 10,000 options.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During fiscal 1997, the Compensation Committee of the Company consisted of Mssrs. Cramer, Jones, and Howe. During fiscal 1997, the Company sold approximately $11,000 of product to Addison Wesley Longman. Mr. Jones is a director of Addison Wesley Longman. Additionally, the Company had royalty revenues of approximately $134,000 related to Benjamin/Cummings Publishing Company, Inc., a subsidiary of Addison Wesley Longman. The Company purchased approximately $22,000 of product from Benjamin/Cummings during fiscal 1997 and paid royalty expense to Benjamin/Cummings of approximately $70,000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth the beneficial ownership of shares of Common Stock as of June 27, 1997 for (i) directors of the Company, (ii) the Named Executive Officers, including three individuals who are no longer employed by the Company, (iii) the directors and executive officers of the Company as a group and (iv) each person who is a shareholder of the Company holding more than a 5% interest in the Company. Unless otherwise indicated in the footnotes, all of such interests are owned directly, and the indicated person or entity has sole voting and disposition power. The number of shares represents (a) the number of shares of Common Stock the person beneficially owns plus (b) the number of shares issuable upon exercise of currently exercisable options and warrants.

                                                                    NUMBER
                                                                   OF SHARES
  NAME AND ADDRESS OF                                            BENEFICIALLY
  BENEFICIAL OWNER                                                   OWNED                       PERCENT OF CLASS(1)
  ----------------                                               ------------                    -------------------

Robert S. Cramer, Jr.(2)................................              683,557                         13.6%
Gregory M. Swayne.(3)...................................              332,854                          6.7
Curtis A. Cain..........................................                2,000                          *
Robert A. DiProva (4)...................................                5,500                          *
David Tranberg..........................................                2,000                          *
Sally D. Elliott(5).....................................                   --                          --
Daniel S. Howe (6)......................................               21,000                          *
Dr. Anthony J. Gatti(7).................................              205,000                          4.2
J. Larry Jones (8)......................................              700,000                         14.3
John W. McClaugherty....................................               26,202                          *
Francis J. Tedesco, M.D.................................                   --                          --
Addison Wesley Longman..................................              700,000                         14.3
James D. Oelschlager(9).................................              418,750                          8.5
Firestone Tire and Rubber Master Trust(10)                            356,250                          7.2
All executive officers and directors as a group
  (9 persons)(11).......................................            1,963,430                         40.1%

---------------------------------

*    Less than 1%.

(1) Assumes 4,901,897 shares outstanding, excluding shares held in treasury by the Company. Except as indicated in the footnotes set forth below, the persons named in the table, to the Company's knowledge, have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them. The number of shares shown as owned by, and the voting power of, individual shareholders include shares which are not currently outstanding but which such shareholders are entitled to acquire or will be entitled to acquire within 60 days. Suchshares are deemed to be outstanding for the purpose of computing the percentage of outstanding Common Stock owned by the particular shareholder, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.
(2) Includes 95,500 shares issuable upon exercise of outstanding options and 42,938 shares issuable upon exercise of outstanding warrants, and 90,666 shares held in trust for Mr. Cramer's children, for which Mr. Cramer disclaims beneficial ownership.
(3)  Includes 95,500 shares issuable upon exercise of outstanding options.
(4) Mr. DiProva ceased to be an employee of the Company effective February 15, 1997.

     Includes 5,000 shares issuable upon exercise of outstanding options.
(5)  Ms. Elliott is a director of Addison Wesley Longman.
(6) Represents 3,000 shares issuable upon exercise of outstanding options and 18,000 shares issuable upon exercise of outstanding warrants.
(7) Includes 108,500 shares jointly held by Dr. Gatti and his wife. Dr. Gatti shares voting and dispositive power with respect to the 108,500 shares and disclaims beneficial ownership of such shares. Includes 70,250 shares held by Anthony J. Gatti, D.P.M., P.C. Money Pension Plan of which Dr. Gatti is Trustee and over which Dr. Gatti holds sole voting and dispositive power. Dr. Gatti disclaims beneficial ownership of such shares. Includes 16,250 shares held by Anthony J. Gatti, D.P.M., P.C. Profit Sharing Plan, of which Dr. Gatti is Trustee and over which Dr. Gatti holds sole voting and dispositive power. Dr. Gatti disclaims beneficial ownership of such shares. Includes 5,000 shares issuable upon exercise of outstanding options.
(8) Mr. Jones, chief executive officer and director of Addison Wesley Longman, disclaims beneficial ownership of these shares. Mr. Jones' address is c/o A.D.A.M. Software, Inc., 1600 RiverEdge Parkway, Suite 800, Atlanta, Georgia 30328.
(9) Includes 356,250 shares held by the Firestone Tire and Rubber Master Trust (the "Firestone Trust"), for which Oak Associates, of which Mr. Oelschlager is President, is the fund manager. Includes 12,500 shares held by the Oak Associates Profit Sharing Plan and Trust, of which Mr. Oelschlager is the trustee. Mr. Oelschlager's address is c/o Oak Associates, 3875 Embassy Parkway, Suite 250, Akron, Ohio 44333. The information included in the table is based on statements filed with the Securities and Exchange Commission pursuant to Section 13(d) or 13(g) of the Securities Exchange Act of 1934, as amended.
(10) The Firestone Trust's address is Chemical Bank, as trustee for Firestone Rubber and Tire Master Trust (R.D. 4615504) c/o Oak Associates, 3875 Embassy Parkway, Suite 250, Akron, Ohio 44333. The information included in the table is based on statements filed with the Securities and Exchange Commission pursuant to Section 13(d) or 13(g) of the Securities Exchange Act of 1934, as amended.
(11) Includes, for each director and executive officer, his or her respective shares issuable upon exercise of outstanding options and warrants.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On March 31, 1994, the Company entered into a license agreement (the
"MLI License Agreement") with J.S.K., Inc. ("JSK"), a company controlled by Mr. McClaugherty, a Director of the Company, pursuant to which JSK was granted the right to use the A.D.A.M. Image Database to produce printed customized medical illustrations and videotapes for use by lawyers as demonstrative evidence pieces for a two-year term in return for a fixed fee. JSK was also granted a license to use the "Medical-Legal Illustrations" service mark for a two-year term. The Company continues to hold all legal title in the A.D.A.M. Image Database and owns all copyright interest in illustrations and videotapes produced by JSK pursuant to the MLI License Agreement. The MLI License Agreement was amended on August 30, 1995 to extend the initial term to July 7, 1997 and to fix the monthly license fee payable to the Company at $6,200 per month. The Company also authorized JSK to act as a reseller of the Company's products pursuant to a Reseller Agreement dated April 24, 1994. During fiscal 1997, the Company sold approximately $64,000 of product to JSK pursuant to the Reseller Agreement. JSK paid the Company approximately $68,000 in licensing and rental fees during fiscal 1997 pursuant to the MLI License Agreement.

     During fiscal 1997, the Company sold approximately $11,000 of product to Addison Wesley Longman. Ms. Elliot and Mr. Jones are directors of Addison Wesley Longman. Additionally, the Company had royalty revenues of approximately $134,000 related to Benjamin/Cummings Publishing Company, Inc., a subsidiary of Addison Wesley Longman. The Company purchased approximately $22,000 of product from Benjamin/Cummings during fiscal 1997 and paid royalty expense to Benjamin/Cummings of approximately $70,000.

     It is the Company's policy that all future transactions, if any, with affiliated parties will be approved by the disinterested members of the Company's Board of Directors (or a committee thereof) or by the shareholders of the Company.

PART IV


ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
               REPORTS ON FORM 8-K

 (a)   The following documents are included as part of this report:


                                                                                                Page
                                                                                                ----
        (1)   Financial Statements:
              Report of Independent Accountants                                                 F-1
              Balance Sheet at March 31, 1997 and 1996                                          F-2
              Statement of Operations for the three years ended March 31, 1997                  F-3
              Statement of Changes in Shareholders' Equity for the
                 three years ended March 31, 1997                                               F-4
              Statement of Cash Flows for the three years ended March 31, 1997                  F-5
              Notes to Financial Statements                                                     F-6


       (2)    Financial Statement Schedule:
              For the three years ended March 31, 1997
                 II- Valuation and Qualifying Accounts

        All other schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Financial Statements or Notes thereto.


EXHIBIT
NO.             DESCRIPTION
---             -----------

 *3.1    Amended and Restated Articles of Incorporation of the Company.
 *3.2    Amended and Restated By-Laws of the Company.
  4.1    Amended and Restated Articles of Incorporation of the Company
         (incorporated by reference to Exhibit 3.1).
  4.2    Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2).
 *4.3    Specimen Common Stock Certificate
 *4.4    Form of Option Certificate relating to the Company's 1992 Stock Option
         Plan
 *4.5    Form of Warrants to Purchase shares of Common Stock, dated April through November 1994
 *4.6    Warrant issued to The Robinson-Humphrey Company on May 23, 1995
*10.1    Convertible Preferred Stock Purchase Agreement by and between the
         Company and certain investors dated as of August 30, 1995.
*10.2    ADAM/McClaugherty Termination-Redemption Agreement between the Company and John W. McClaugherty, dated August 30, 1995.
*10.3    Amended and Restated 1992 Stock Option Plan
*10.4    401(k) Adoption Agreement and Trust.
*10.5    Employment Agreement between the Company and Robert S. Cramer, Jr., dated December 21, 1994.
*10.6    Employment Agreement between the Company and Gregory M. Swayne, dated


         December 19, 1994.
  10.7   Severance Agreement between the Company and Curtis A. Cain, dated
         September 3, 1996.
  10.8   Severance Agreement between the Company and Robert A. DiProva, dated
         January 20, 1997.
 *10.9 Publishing Agreement by and between Williams & Wilkins and the Company, dated February 22, 1994
 *10.10  License Agreement by and between J.S.K., Inc. and the Company, dated
         April 1, 1994, as amended on August 30, 1995.
 *10.11  Software Reseller Agreement between J.S.K., Inc. and the Company, dated
         April 29, 1994, as amended on August 30, 1995.
*+10.12 Software Distribution Agreement between Broderbund Software, Inc. and the Company, dated as of June 1, 1994, as amended by Amendment No. 1, dated as of November 1, 1994.
*+10.13 Software Reseller Agreement among the Company, Addison Wesley Longman, through its Addison Wesley/Benjamin Cummings Group Sales Force
         Division, Benjamin/Cummings, and Addison Wesley Publishers Ltd., dated as of August 4, 1994.
*+10.14  Software Reseller Agreement among the Company and Addison Wesley
         Longman, through its Addison Wesley School Division, dated as of February 9, 1995.
*+10.15  Software Reseller Agreement between Churchill Livingstone, Inc. and the
         Company, dated as of May 8, 1995.
  10.16  Amendment to Software Reseller Agreement between Churchill Livingstone,
         Inc. and the Company, dated as of December 23, 1996
 *10.17 Localization Agreement between Sunflowers Interactive Entertainment, a wholly- owned subsidiary of BOMICO, and the Company, dated June 28, 1995.
 *10.18  Software Reseller Agreement between BOMICO UNTERHALTUNGSSOFT-UND-
         HARDWARE VERTRIEBS GMBH and the Company, dated June 28, 1995.
 *10.19  Distribution Agreement with Ingram Micro, dated August 10, 1995
**10.20  Addendum dated January 19, 1996 to Distribution Agreement with Ingram
         Micro, dated August 10, 1995.
 *10.21  Vendor Agreement between ABCO Distributors, Inc. and the Company, dated
         August 10, 1994.
**10.22 Publishing/Developer Agreement by and between J.S.K., Inc. and the Company, dated as of November 30, 1995.
**10.23  Localization Agreement between ZEMI Corp. and the Company dated June 7,
         1996.
  10.24 Letter Agreement with Mindscape, Inc., dated February 26, 1997, setting forth distribution terms.
  23.1   Consent of Price Waterhouse LLP
  27.1   Financial Data Schedule (for SEC use only)

---------------

* Incorporated by reference to the Company's Registration Statement on Form S-1, File No. 33-96864, dated September 12, 1995, as amended).
** Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.
+ The Company has been granted confidential treatment of portions of this Exhibit. Accordingly, portions thereof have been omitted and filed separately.

(B) REPORTS ON FORM 8-K

    No reports on Form 8-K have been filed with the Securities and Exchange Commission during the fourth quarter of fiscal 1997.

                      REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of A.D.A.M. Software, Inc.

In our opinion, the financial statements listed in the index appearing under
Item 14(a) (1) and (2) on page 33 present fairly, in all material respects, the financial position of A.D.A.M. Software, Inc., at March 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP
Atlanta, Georgia
May 6, 1997

A.D.A.M. SOFTWARE, INC.

BALANCE SHEET
(IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------

                                                                                MARCH 31,
                                                                            ---------------
                                                                            1997       1996
                                                                            ----       ----
                         ASSETS
Current assets
   Cash and cash equivalents                                             $  2,422    $  5,352
   Short-term investments                                                   8,546      10,981
   Accounts receivable, net of allowances of $459
      and $766                                                                638         448
   Inventories                                                                375         433
   Prepaids and other                                                         108         115
                                                                         --------    --------
           Total current assets                                            12,089      17,329

Property and equipment, net                                                   729         889
Software development costs, net                                               487         105
Restricted certificate of deposit                                             357         548
                                                                         --------    --------
                                                                         $ 13,662    $ 18,871
                                                                         ========    ========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Accounts payable                                                      $    434    $    526
   Accrued liabilities                                                        562         614
   Accrued interest                                                            --         158
   Accrued compensation and employee benefits                                 259         182
   Accrued restructuring costs                                                189          --
   Deferred rent                                                              173         245
   Deferred revenue                                                           490          --
   Third party advances                                                        --         250
                                                                         --------    --------
           Total current liabilities                                        2,107       1,975

Long-term obligations                                                          --          --
                                                                         --------    --------
           Total liabilities                                                2,107       1,975
                                                                         --------    --------


Shareholders' equity
   Preferred stock, no par value; 9,062,500 shares authorized;
      no shares issued and outstanding                                         --          --
   Common stock, $0.01 par value; 20,000,000 shares authorized;
      5,274,677 and 5,234,647 shares issued and outstanding                    52          52
   Common stock warrants                                                      135         135
   Additional paid-in capital                                              33,883      33,783
   Accumulated deficit                                                    (22,515)    (17,074)
                                                                         --------    --------
                                                                           11,555      16,896
Commitments and contingencies (Note 13)

                                                                         --------    --------
                                                                         $ 13,662    $ 18,871
                                                                         ========    ========



   The accompanying notes are an integral part of these financial statements.

A.D.A.M. SOFTWARE, INC.

STATEMENT OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                                           Year ended March 31,
                                                                    -------------------------------
                                                                        1997       1996       1995
                                                                        ----       ----       ----

Net revenues                                                        $  4,591    $  6,447    $ 5,742
                                                                    --------    --------    -------

Cost and expenses
   Cost of revenues                                                    1,280       1,491        791
   Sales and marketing                                                 4,494       4,090      3,666
   Product development                                                 2,260       2,847      2,401
   General and administrative                                          2,369       2,008      1,774
   Restructuring charge                                                  490          --         --
                                                                    --------    --------    -------
                                                                      10,893      10,436      8,632
                                                                    --------    --------    -------
        Operating loss                                                (6,302)     (3,989)    (2,890)

Interest expense                                                          (8)       (317)      (383)
Interest income                                                          869         415         43
                                                                    --------    --------    -------
        Loss and extraordinary items before income taxes              (5,441)     (3,891)    (3,230)

Income taxes                                                              --          --         --
                                                                    --------    --------    -------
        Loss before extraordinary item                                (5,441)     (3,891)    (3,230)

   Extraordinary loss on extinguishment of debt
      (net of  income tax benefit of $29)                                 --         (46)        --
                                                                    --------    --------    -------
        Net loss                                                    $ (5,441)   $ (3,937)   $(3,230)
                                                                    ========    ========    =======

Net loss per common share and common share equivalent
   Loss before extraordinary item                                   $  (1.03)   $  (1.13)   $ (1.22)
   Loss from extraordinary item                                           --        (.01)        --
                                                                    --------    --------    -------
Net loss per common share                                           $  (1.03)   $  (1.14)   $ (1.22)
                                                                    ========    ========    =======


Weighted average number of common shares and
   common share equivalents outstanding                                5,258       3,673      2,694
                                                                    ========    ========    =======

Unaudited pro forma and supplemental earnings per share
   Pro forma net loss per common share                                          $   (.99)   $ (1.17)
                                                                                ========    =======

   Pro forma weighted average number of common
      shares outstanding                                                           3,962      2,766
                                                                                ========    =======

   Supplemental pro forma net loss per common share                             $   (.92)
                                                                                ========

   Supplemental pro forma weighted average number of
      common shares outstanding                                                    4,055
                                                                                ========



   The accompanying notes are an integral part of these financial statements.

A.D.A.M. SOFTWARE, INC.

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------



                                                  COMMON STOCK          ADDITIONAL    COMMON
                                             ---------------------       PAID-IN      STOCK     ACCUMULATED
                                              SHARES        AMOUNT       CAPITAL     WARRANTS      DEFICIT        TOTAL
                                              ------        ------       -------     --------      -------        -----
BALANCE AT MARCH 31, 1994                    2,687,254      $  27     $   10,165     $     -    $   (8,908)   $   1,284
Net loss                                             -          -              -           -        (3,230)      (3,230)
Accretion of discount on mandatorily
   redeemable convertible preferred stock            -          -            (47)          -             -          (47)
Notes receivable received for
   stock options exercised                           -          -            (43)          -             -          (43)
Exercise of common stock options                 9,633          -             93           -             -           93
                                             ---------      -----     ----------     -------    ----------    ---------

BALANCE AT MARCH 31, 1995                    2,696,887         27         10,168           -       (12,138)      (1,943)
Issuance of common stock                     1,558,600         15         16,489           -             -       16,504
Net loss                                             -          -              -           -        (3,937)      (3,937)
Retirement of common shares                   (125,000)        (1)                                    (999)      (1,000)
Accretion of discount on mandatorily
   redeemable convertible preferred stock            -          -           (244)          -             -         (244)
Conversion of mandatorily redeemable
   convertible preferred stock                 762,500          8          6,186           -             -        6,194
Exercise of common stock options               341,660          3          1,184           -             -        1,187
Issuance of common stock warrants                    -          -              -         135             -          135
                                             ---------      -----     ----------     -------    ----------    ---------

BALANCE AT MARCH 31, 1996                    5,234,647         52         33,783         135       (17,074)      16,896
Net loss                                             -          -              -           -        (5,441)      (5,441)
Exercise of common stock options                40,000          -            100           -             -          100
                                             ---------      -----     ----------     -------    ----------    ---------

BALANCE AT MARCH 31, 1997                    5,274,647      $  52     $   33,883     $   135    $  (22,515)   $  11,555
                                             =========      =====     ==========     =======    ==========    =========


   The accompanying notes are an integral part of these financial statements.

A.D.A.M. SOFTWARE, INC.

STATEMENT OF CASH FLOWS
(In thousands)
--------------------------------------------------------------------------------

                                                                                   YEAR ENDED MARCH 31,
                                                                          ---------------------------------------
                                                                             1997          1996          1995
                                                                             ----          ----          ----
Cash flows from operating activities
   Net loss                                                               $   (5,441)   $   (3,937)   $   (3,230)
   Adjustments to reconcile net loss to net cash used
      in operating activities
        Depreciation and amortization                                            576           796           562
        Accretion                                                                  -          (118)            -
        Loss on extinguishment of debt                                                          75             -
        Changes in assets and liabilities
           (Increase) decrease in accounts receivable                           (190)          576          (477)
           Decrease (increase) in inventories                                     58          (263)          (14)
           Decrease (increase) in prepaids and other assets                        7          (115)            -
           (Decrease ) increase in accounts payable                              (92)          129          (141)
           (Decrease ) increase in accrued liabilities                           (52)          168          (499)
           (Decrease) increase in accrued interest                              (158)          (13)          132
           Increase in accrued compensation and
              employee benefits                                                   77            52            26
           Increase in accrued restructuring costs                               189             -             -
           (Decrease) increase in deferred rent                                  (72)           49           137
           Increase in deferred revenue                                          490             -             -
           Decrease in third party advances                                     (250)            -             -
                                                                          ----------    ----------    ----------
              Net cash used in operating activities                           (4,858)       (2,601)       (3,504)
                                                                          ----------    ----------    ----------


Cash flows from investing activities
   Purchases of short-term investments                                       (29,363)      (20,803)            -
   Proceeds from sale of short-term investments                               31,798        10,000             -
   Purchases of property and equipment                                          (297)         (315)         (180)
   Redemption of restricted certificate of deposit                               191           183           167
   Software development costs                                                   (501)          (93)         (449)
                                                                          ----------    ----------    ----------
              Net cash used in investing activities                            1,828       (11,028)         (462)
                                                                          ----------    ----------    ----------


Cash flows from financing activities
   Proceeds from issuance of common stock, net of
      issuance costs, and exercise of options                                    100        17,691             7
   Repurchase of common stock                                                      -        (1,000)            -
   Proceeds from issuance of mandatorily redeemable
      preferred stock, net of issuance costs                                       -         3,928         1,975
   Proceeds from issuance of subordinated debt                                     -             -         2,244
   Borrowings under line of credit                                                 -             -           291
   Repayments under line of credit                                                 -             -          (291)
   Repayments of notes payable                                                     -        (2,578)          (36)
                                                                          ----------    ----------    ----------
              Net cash provided by financing activities                          100        18,041         4,190
                                                                          ----------    ----------    ----------


(Decrease) increase in cash and cash equivalents                              (2,930)        4,412           224
Cash and cash equivalents, beginning of period                                 5,352           940           716
                                                                          ----------    ----------    ----------
Cash and cash equivalents, end of period                                  $    2,422    $    5,352    $      940
                                                                          ==========    ==========    ==========




   The accompanying notes are an integral part of these financial statements.

A.D.A.M. SOFTWARE, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.    DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
      POLICIES

      A.D.A.M. Software, Inc. (A.D.A.M. or the Company) creates, publishes and markets educational multimedia software products that provide anatomical, medical, scientific and health-related information for the academic, professional and consumer markets. The Company sells its products into the academic and consumer markets through alliances with distributors and original equipment manufacturers (OEMs) and by direct sales and marketing activities. A.D.A.M.(R) products incorporate internally developed, original medical illustrations with text, audio, photography, animation and video in easy-to-use, interactive software applications.

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

      REVENUE RECOGNITION
      Revenues are primarily derived from the sale of software products and from royalty agreements. Revenue from product sales is generally recognized at the time of shipment to customers, distributors or resellers or, in the case of consignment arrangements, at the time of shipment from the consignee to their customers. Allowances for estimated returns are provided at the time of sale. The Company evaluates the adequacy of allowances for returns and doubtful accounts primarily based upon its evaluation of historical and expected sales experience and by channel of distribution. The estimates determined for reserves for returns and allowances are based upon information available at the reporting date. To the extent the future market, sell through experience, channels of distribution and general economic conditions change, the estimated reserves required for returns and allowances may also change. Revenues from royalty agreements are recognized as earned based upon performance or product shipment. Payments received in advance of shipments are recorded as deferred revenue in the accompanying balance sheet and are recognized as revenue when the related software is shipped.

      CONCENTRATION OF CREDIT RISK
      Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of marketable securities and trade receivables. The Company restricts investment of marketable securities to short-term investment grade securities and direct or guaranteed obligations of the United States government.

      A significant portion of the Company's revenues and related receivables are from major distributors. At March 31, 1997, the Company had receivables from each of two major

A.D.A.M. SOFTWARE, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

      distributors of approximately $269,000 and $137,000, respectively. Total sales to these distributors were approximately 16% and 3%, respectively, of net revenues during fiscal 1997.

      FAIR VALUE OF FINANCIAL INSTRUMENTS
      The carrying amounts of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued compensation and other accrued liabilities, approximate fair value due to their short maturities.

      INVENTORIES
      Inventories consist principally of computer software media and related shipping materials and are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

      PROPERTY AND EQUIPMENT
      Property and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes over the estimated useful lives of three to five years.

      SOFTWARE DEVELOPMENT COSTS
      Capitalized software development costs consist principally of salaries and certain other expenses directly related to development and modifications of software products capitalized in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed". Capitalization of such costs begins when a working model has been produced as evidenced by completion of design, planning, coding and testing such that the product meets its design specifications and has thereby established technological feasibility as defined in SFAS No. 86. Capitalization of such costs ends when the resulting product is available for general release to the public. Amortization of capitalized software development costs is provided at the greater of the ratio of current product revenue to the total of current and anticipated product revenue or on a straight-line basis over the estimated economic life of the software, which the Company has determined ranges from eighteen to twenty-four months. It is reasonably possible that those estimates of anticipated product revenues, the remaining estimated economic life of the product, or both will be reduced significantly in the near term due to changing technologies. As a result, the carrying amount of capitalized software costs may be reduced materially in the near term.

      RESTRICTED CERTIFICATE OF DEPOSIT
      In connection with the Company's noncancelable operating lease for its office space, the Company is required to purchase certificates of deposit with a bank securing a letter of credit guaranteeing rental payments under the lease (see Note 13). The certificate of deposit matures May 27, 1997, bears interest at 4.75% and is carried at cost which approximates market.

A.D.A.M. SOFTWARE, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

      INCOME TAXES
      The Company accounts for income taxes utilizing the liability method and deferred income taxes are determined based on the estimated future tax effects of differences between the financial reporting and income tax basis of assets and liabilities given the provisions of the enacted tax laws. A valuation allowance is provided against deferred tax assets for which it is more likely than not that the asset will not be realized
 .
      STOCK-BASED COMPENSATION
      The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations and to elect the disclosure option of SFAS 123, "Accounting for Stock-Based Compensation". Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

      LOSS PER COMMON SHARE
      Net loss per share is computed using the weighted average number of common shares and common share equivalents outstanding during 1997, 1996 and 1995. The 1996 and 1995 loss per common share gives effect to the accretion of discount on mandatorily redeemable preferred stock. The Company's stock options and warrants are excluded from the calculation of loss per common share due to their anti-dilutive effect.

      PRO FORMA NET LOSS PER COMMON SHARE (UNAUDITED)
      Pro forma net loss per common share has been included to give effect to the conversion of the Company's outstanding Convertible Preferred Stock upon consummation of the initial public offering (see Notes 8 and 9).

      Pro forma net loss per common share is computed using the weighted average number of common shares and common share equivalents outstanding during 1996 and 1995. The number of pro forma weighted average shares outstanding during 1996 and 1995 is based on the number of weighted average shares outstanding in each period after giving effect to the estimated number of additional shares (289,000 in fiscal 1996 and 72,000 in fiscal 1995) that would have been outstanding upon conversion of the mandatorily redeemable preferred stock. The Company's stock options and warrants are excluded from the 1996 and 1995 calculation of pro forma net loss per common share due to their anti-dilutive effect.

      SUPPLEMENTAL PRO FORMA NET LOSS PER COMMON SHARE (UNAUDITED)
      Supplemental pro forma net loss per common share for 1996 is computed using the pro forma weighted average number of shares of common stock and common stock equivalents increased by the estimated number of additional shares to repay certain indebtedness. This payment was

A.D.A.M. SOFTWARE, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

      effected after consummation of the initial public offering. Pro forma net loss is decreased to give effect to the reduction in interest costs of approximately $187,000 in fiscal 1996.

      RECENT ACCOUNTING PRONOUNCEMENT
      In February 1997, the Financial Accounting Standards Board issued SFAS 128, "Earnings per Share". SFAS 128 will be effective for financial statements for periods ending after December 31, 1997, including interim periods, and establishes standards for computing and presenting earnings per share. In its financial statements for the year ending March 31, 1998, the Company will make the required disclosures of basic and diluted earnings per share, as applicable, and provide a reconciliation of the numerator and denominator of its basic and diluted earnings per share computations. All prior period earnings per share data will be restated by the Company in the period of adoption of SFAS 128, which is not expected to have a material effect on the presentation of the Company's earnings
      (loss) per common share data.


2.    MARKETABLE SECURITIES

      On March 31, 1997 and 1996, the Company held investments in marketable securities which it classified as held-to-maturity. Held-to-maturity securities represent those securities that the Company has both the positive intent and ability to hold to maturity and are carried at amortized cost. Securities with a maturity date within one year are classified as short-term investments and are stated at cost plus accrued interest. Held-to-maturity securities at March 31, 1997 included the following (in thousands):

                                                                                                             GROSS
                                                                               AMORTIZED        FAIR       UNREALIZED
                                                                                 COST           VALUE      GAIN/(LOSS)
                                                                                 ----           -----      -----------
AMEX Commercial Paper, face value of
      $1,000,000, interest at 5.24% due April 1, 1997                           $  999          $  999          $--

Ford Motor Credit Paper, face value of
      $1,000,000, interest at 5.23%, due April 2, 1997                             999             995          (4)


Ford Motor Credit Paper, face value of
      $1,000,000, interest at 5.22%, due April 28, 1997                          1,013           1,013          --

Northwest Financial Commercial Paper, face value
      of $1,000,000, interest at 5.21%, due May 13,
      1997                                                                       1,010           1,009          (1)

John Deere Commercial Paper, face value of
      $1,000,000, interest at 5.24%, due May 14, 1997                            1,010           1,009          (1)


A.D.A.M. SOFTWARE, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

      GE Capital Commercial Paper, face value of
            $500,000, interest at 5.27%, due May 22, 1997                                505              505            --

      AMEX Commercial Paper, face value of
            $1,000,000, interest at 5.15%, due June 24, 1997                           1,005            1,004            (1)

      GE Capital Commercial Paper, face value of
            $1,000,000, interest at 5.45%, due June 24, 1997                           1,001            1,003             2

      GE Capital Commercial Paper, face value of
            $1,000,000, interest at 5.22%, due June 27, 1997                           1,004            1,004            --
                                                                                      ------          -------           ---
                                                                                      $8,546          $ 8,541           $(5)
                                                                                      ======          =======           ===


      Net unrealized losses on held-to-maturity securities have not been recognized in the accompanying financial statements. There were no realized gains or losses for the years ended March 31, 1997, 1996 and 1995.


3.    INVENTORIES

      The components of inventory are summarized as follows (in thousands):

                                                   MARCH 31,
                                              ------------------
                                              1997          1996
                                              ----          ----

      Raw materials                           $158          $274
      Finished goods                           217           159
                                              ----          ----
                                              $375          $433
                                              ====          ====



4.    PROPERTY AND EQUIPMENT

      Property and equipment is summarized as follows (in thousands):

                                                                                     MARCH 31,
                                                                              ----------------------
                                                                              1997              1996
                                                                              ----              ----

       Computers                                                             $ 1,260           $ 1,073
       Equipment                                                                 271               257
       Furniture and fixtures                                                    528               545
       Leasehold improvements                                                    151               167
                                                                             -------           -------
                                                                               2,210             2,042
       Less - Accumulated depreciation and amortization                       (1,481)           (1,153)
                                                                             -------           -------
                                                                             $   729           $   889
                                                                             =======           =======

A.D.A.M. SOFTWARE, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

      Depreciation and amortization of property and equipment totaled approximately $457,000, $440,000 and $443,000 for 1997, 1996 and 1995,
      respectively.


5.    PRODUCT DEVELOPMENT EXPENDITURES

      Product development expenditures are summarized as follows (in thousands):

                                                                    YEAR ENDED MARCH 31,
                                                         -----------------------------------------
                                                         1997              1996               1995
                                                         ----              ----               ----

       Total development expenditures                   $ 2,761           $ 2,940           $ 2,850
       Less: Additions to capitalized software
          development, prior to amortization               (501)              (93)             (449)
                                                        -------           -------           -------
       Product development expense                      $ 2,260           $ 2,847           $ 2,401
                                                        =======           =======           =======



      The activity in the capitalized software development account is summarized as follows (in thousands):

                                                                      YEAR ENDED MARCH 31,
                                                               ------------------------------------
                                                               1997           1996             1995
                                                               ----           ----             ----
       Balance at beginning of year, net                      $ 105           $ 368           $  38
       Additions                                                501              93             449
       Amortization expense                                    (119)           (356)           (119)
                                                              -----           -----           -----
       Balance at end of year, net                            $ 487           $ 105           $ 368
                                                              =====           =====           =====


      Capitalized software development costs of approximately $469,000, $-0- and $140,000 at March 31, 1997, 1996 and 1995, respectively, were not subject to amortization as products were not available for general release.


6.    DEBT

      During fiscal 1996, the Company maintained a line of credit with a bank. At March 31, 1996, borrowings of $450,000 were available under the line of credit agreement through May 1996 bearing interest at prime (8.25% at March 31, 1996) plus 1% with an annual renewal fee of 1% of the unused line of credit. The line of credit was collateralized by substantially all of the Company's assets. The Company terminated the line of credit agreement during fiscal 1997.

A.D.A.M. SOFTWARE, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

      At March 31, 1996, the Company had unsecured advances of $250,000 plus accrued interest payable to a third party. The advances were paid in full during the period ended March 31, 1997.


7.    INCOME TAXES

      At March 31, 1997, the Company had net operating loss and general business credit carryforwards available for tax purposes of approximately $19,912,000 and $150,000, respectively, which will expire in years 2007 through 2012. Future sale of shares by certain significant shareholders could create a substantial ownership change (as defined by the Internal Revenue Service) which would limit the amount of the Company's future taxable income that may be offset by preownership change net operating loss carryforwards.

      The provision for income taxes differs from the amount computed by applying the applicable U.S. statutory federal income tax rate of 34 percent to loss before income taxes and extraordinary item as a result of the following (in thousands):

                                                                                   YEAR ENDED MARCH 31,
                                                                      --------------------------------------------
                                                                        1997              1996              1995
                                                                        ----              ----              ----
       Federal tax benefit loss before income
          taxes and extraordinary item at statutory
          federal income tax rate                                     $(1,850)          $(1,319)          $(1,098)

       (Increase) decrease due to:
          Change in valuation allowance                                 2,042             1,430             1,264
          State taxes                                                    (255)             (117)             (128)
          Research and development credits                                (38)              (12)              (51)
          Other                                                           101                18                13
                                                                      -------           -------           -------
                                                                      $     -          $      -           $     -
                                                                      =======           =======           =======


A.D.A.M. SOFTWARE, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

      The components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                            MARCH 31,
                                                      ----------------------
                                                      1997              1996
                                                      ----              ----
       Deferred tax assets
          Fixed assets                              $    --           $    23
          Accrued expenses                              229                94
          Deferred revenue                              186                --
          Allowance for doubtful accounts               174               286
          Research and development credits              150               111
          Net operating loss carryforwards            7,559             5,609
                                                    -------           -------
                                                      8,298             6,123
                                                    -------           -------
       Deferred tax liabilities
          Software development cost                    (185)              (40)
          Fixed assets                                   12                --
                                                    -------           -------
                                                       (173)              (40)
                                                    -------           -------

       Net deferred tax asset before
          valuation allowance                         8,125             6,083

       Valuation allowance                           (8,125)           (6,083)
                                                    -------           -------
                                                    $     -           $     -
                                                    =======           =======


      Net tax assets increased approximately $2,042,000 for the year ended March 31, 1997, primarily due to an increase in net operating loss carryforwards. Due to the existence of continuing losses, the Company recorded a corresponding increase in the valuation allowance of $2,042,000. Management's estimate of the valuation allowance could be effected in the near term based on taxable income generated in future years.


8.    MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

      During fiscal 1996 and 1995, the Company issued 500,000 shares and 262,500 shares, respectively, of Series A mandatorily redeemable convertible preferred stock (Convertible Preferred Stock) at $8.00 per share. The Convertible Preferred Stock was convertible into a like number of shares of the Company's common stock. The call features of the Convertible Preferred Stock allowed for redemption by the Company of the stock beginning on the fifth anniversary of the initial issuance of the Convertible Preferred Stock, and on each anniversary thereafter. Holders of the Convertible Preferred Stock could redeem the stock beginning on the fifth anniversary of the initial issuance of the Convertible Preferred Stock. The redemption price included a guaranteed annual return of 10% per share and the conversion feature expired on the

A.D.A.M. SOFTWARE, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

      tenth anniversary of the initial issuance of the Convertible Preferred Stock. Accretion of the discount on the Convertible Preferred Stock was recorded as a charge to additional paid-in capital and a credit to the Convertible Preferred Stock account.

      Upon consummation of the initial public offering discussed in Note 9, the 762,500 shares were automatically converted into an equal number of common shares.


9.    SHAREHOLDERS' EQUITY

      In November 1995, the Company completed an initial public offering (the Offering) of 2,000,000 shares of its common stock comprised of 1,558,600 newly-issued Company shares and 441,400 shares sold by selling shareholders. Employees and certain shareholders exercised 191,200 options and sold the shares obtained as part of the Offering. The Company used a portion of the proceeds from the offering to repay indebtedness and for general corporate purposes.


10.   COMMON STOCK, OPTIONS AND WARRANTS

      A.D.A.M. has two stock option plans under which the Company may grant incentive or non-qualified stock options to full-time employees and key persons. Options are granted at an exercise price which is not less than fair market value as estimated by the Board of Directors and vest ratably over a three-year period. Options granted under the 1992 Option Plan expire ten years from the date of grant. As of March 31, 1997, all options granted under the 1991 Option Plan have been exercised or expired. No further grants under the 1991 Option Plan are authorized.

      In addition to the options granted under A.D.A.M.'s incentive and non-qualified stock option plans, A.D.A.M. also granted options to purchase shares of its common stock to certain employees, directors and consultants in connection with their association with the Company. These options are immediately exercisable and expire five years from the date of grant with the exception of 17,000 and 2,000 options granted during fiscal 1997 and 1996, respectively, which vest one year from the date of grant and 6,000 and 5,000 options granted during fiscal 1996 and 1995, respectively, which expire ten years from the date of grant.

      Additionally, in June 1993, the Company issued options to purchase 245,000 shares of its common stock to an investor at $11.11 per share. These options expired in June 1995 without exercise. In August 1995, the Company issued options to purchase 64,658 shares of its common stock to an investor at $11.11 per share. These options expired in August 1996 without exercise.

A.D.A.M. SOFTWARE, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

      Transactions related to stock options for the three years ended March 31, 1997 are as follows:

                                                                                                OPTION PRICE
                                                                                SHARES            PER SHARE
                                                                                ------            ---------
      Outstanding at March 31, 1994                                            1,446,427      $   2.00-11.11

         Granted                                                                 151,900          8.00-11.11
         Exercised                                                                (9,633)          3.00-7.00
         Canceled or expired                                                     (93,067)         5.00-11.11
                                                                               ---------      --------------
      Outstanding at March 31, 1995                                            1,495,627          2.00-11.11

         Granted                                                                 449,758          4.75-12.00
         Exercised                                                              (341,660)          2.00-7.00
         Canceled or expired                                                    (473,990)         3.00-11.11
                                                                               ---------      --------------
      Outstanding at March 31, 1996                                            1,129,735          2.00-12.00

         Granted                                                                  83,400           2.25-2.50
         Exercised                                                               (40,000)          2.00-3.00
         Canceled or expired                                                    (551,108)         2.38-11.11
                                                                               ---------      --------------
      Outstanding at March 31, 1997                                              622,027      $   2.25-12.00
                                                                               =========      ==============


      The options outstanding at March 31, 1997 for 444,523 shares are exercisable at prices ranging from $2.25 to $12.00 per share for a total exercise value of approximately $2,985,000. The Company has reserved 1,400,000 shares of common stock for issuance under the 1992 Option Plan.

      During 1995, the Company issued subordinated notes payable that included 112,188 warrants exercisable into a like number of common shares for $8.00 per share. During the first six months of fiscal 1996, the maturity of $1,650,000 aggregate principal amount of subordinated notes was extended for an additional year in exchange for the issuance of 82,500 warrants. The warrants are exercisable beginning on the first anniversary of the date of the issuance of the notes and expire five years thereafter. During May 1995, an additional 19,375 warrants were issued to the placement agent for the Convertible Preferred Stock. The warrants are exercisable on the first anniversary of the date of issuance and expire five years thereafter.

A.D.A.M. SOFTWARE, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

11.   STOCK COMPENSATION

      The Company has adopted the disclosure only provisions of SFAS 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for options issued to employees under the stock option plan. Had compensation cost for the Company's stock option grants described in Note 10 been determined based on the fair value at the grant date for awards in fiscal 1997 and 1996 consistent with the provisions of SFAS 123, the Company's net loss and loss per share would have been changed to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                                 1997           1996

         Net loss            As reported                   $     (5,441)   $    (3,937)
                             Pro forma                           (5,566)        (4,395)

         Net loss per share
            Primary          As reported                   $      (1.03)   $     (1.14)
                             Pro forma                            (1.05)         (1.19)


      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 1997 and 1996, respectively: dividend yield of 0% for all years; expected volatility of 56% for all years; risk-free interest rate of 5.88% and 6.22%; and expected life of 3.5 years for all years.

      A summary of the status of the Company's stock option grants as of March 31, 1997 and 1996 and changes during the years ending on those dates is presented below:

                                                                         1997                        1996
                                                                 ----------------------       ----------------------
                                                                               WEIGHTED                     WEIGHTED
                                                                                AVERAGE                     AVERAGE
                                                                               EXERCISE                     EXERCISE
               OPTIONS                                            SHARES         PRICE         SHARES        PRICE

     Outstanding at beginning of year                            1,129,735    $   6.20        1,495,627   $    5.85
     Granted                                                        83,400        2.41          449,758       17.11
     Exercised                                                     (40,000)       2.41         (341,660)       3.48
     Forfeited                                                    (551,108)       6.75         (473,990)       7.28
                                                                ----------                   ----------
     Outstanding at end of year                                    622,027        6.03        1,129,735        6.20
                                                                ==========                   ==========

     Options exercisable at end of year                            444,523                      670,835

     Weighted-average fair value of
       options granted during the year                          $     1.18                   $     4.44

A.D.A.M. SOFTWARE, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

      The following table summarizes information about stock options outstanding at March 31, 1997:

                                                              OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                                                   -----------------------------------      -----------------------
                                                                 WEIGHTED
                                                                  AVERAGE     WEIGHTED                     WEIGHTED
                                                     NUMBER      REMAINING     AVERAGE        NUMBER        AVERAGE
                  RANGE OF                         OUTSTANDING  CONTRACTUAL   EXERCISE      EXERCISABLE    EXERCISE
               EXERCISE PRICES                     AT 3/31/97      LIFE         PRICE       AT 3/31/97       PRICE

              $  2.25 to 2.50                         66,800    7.3 years      $  2.36          10,000    $   2.25
              $  4.75 to 7.00                        289,459    4.7               5.80         284,792        5.82
              $  8.00 to 12.00                       265,768    8.6               8.84         149,731        9.08
                                                     -------                                   -------
              $  2.25 to 12.00                       622,027    6.6               6.73         444,523        6.84
                                                     =======                                   =======



12.   RELATED PARTY TRANSACTIONS

      During fiscal 1997 the Company sold approximately $11,000 of product to Addison Wesley Longman, Inc., an investor of the Company. During fiscal 1997 and 1996, the Company sold approximately $-0- and $308,000, respectively, of product to Benjamin/Cummings (BC), a subsidiary of the investor. The Company had royalty revenues of approximately $134,000 and $93,000 related to BC during fiscal 1997 and 1996. Additionally, the Company purchased approximately $22,000 and $30,000 of product from BC during fiscal 1997 and 1996 and paid royalty expense of approximately $70,000 and $47,000, respectively.

      During fiscal 1997 and 1996, the J.S.K., Inc. (JSK), whose president is a director and shareholder of the Company, paid the Company approximately $68,000 and $86,000 in licensing and rental fees, respectively. Additionally, during fiscal 1996, the Company sold approximately $64,000 of product to JSK.

      During fiscal 1996, an officer and shareholder of the Company borrowed $25,000 as evidenced by a Promissory Note which bore interest at 12% per annum. The Promissory Note was repaid in conjunction with the initial public offering discussed in Note 9.

      During fiscal 1995, the Company issued subordinated debt in the amount of $718,750 and $600,000 to an officer and shareholder of the Company and to other entities operated by a director of the Company, respectively. The subordinated notes payable bearing interest at 15%, payable in quarterly instalments, were due on varying maturity dates from May 2, 1996 through November 29, 1996. The subordinated notes payable issued during fiscal 1995 included 35,938 and 17,500 warrants exercisable into an equal number of shares of common stock for $8.00 per share. The warrants are exercisable beginning on the first anniversary date of the issuance of the notes and expire five years thereafter. During fiscal 1996, the Company repaid the subordinated debt with proceeds from the initial public offering discussed in Note 9. The related warrants are outstanding as of March 31, 1997.

A.D.A.M. SOFTWARE, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

13.   COMMITMENTS AND CONTINGENCIES

      The Company leases office space and equipment under noncancelable lease agreements expiring on various dates through 2002. At March 31, 1997, future minimum rentals for noncancelable leases with terms in excess of one year were as follows (in thousands):

                                                                 MINIMUM
                YEAR ENDING                                       ANNUAL
                 MARCH 31,                                       RENTALS
                 ---------                                       -------
                  1998                                               401
                  1999                                               481
                  2000                                               463
                  2001                                               463
                  2002                                               463
                  Thereafter                                         116
                                                              ----------
                                                              $    2,387
                                                              ==========



      Rent expense for the years ended March 31, 1997, 1996 and 1995 was approximately $640,000, $663,000 and $670,000, respectively.

      The Company is required to secure rental payments under the office space lease agreement with a letter of credit supported by certificates of deposit. The amount of the certificates of deposit securing the letter of credit decreases over the term of the lease.

      During December 1994, the Company entered into employment agreements with certain officers of the Company. Each agreement expires on December 31, 1997 (the Expiration Date) and is automatically renewable for successive one-year periods unless written notice of non-renewal is given by either party. If the agreements are terminated without cause, the Company will be obligated to pay certain amounts as specified by the agreements. One agreement was terminated during fiscal 1997 in conjunction with the restructuring discussed in Note 16. Amounts remaining to be paid under the terminated agreement at March 31, 1997 are approximately $75,000 and are included in accrued restructuring in the accompanying balance sheet.

      On April 25, 1996 the Company and certain of its officers and directors were named in a class action lawsuit. The complaint alleges violations of
      Section 11, 12(2) and 15 of the Securities Act of 1933, violations of the Georgia Securities Act and negligent misrepresentation arising out of alleged disclosure deficiencies in connection with the Company's initial public offering which was completed on November 10, 1995. The complaint seeks compensatory damages and reimbursements for plaintiff's fees and expenses. The Company and its officers and directors are vigorously defending against the allegations. The Company cannot estimate the impact of the outcome of the lawsuit on the financial condition or results of operations.

A.D.A.M. SOFTWARE, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


14.   SUPPLEMENTAL CASH FLOW INFORMATION

      Cash and cash equivalents include cash on hand and on deposit and highly liquid investments with an original maturity of three months or less. Cash payments for interest during fiscal years 1997, 1996 and 1995 were approximately $-0-, $329,000 and $252,000, respectively.

      Noncash investing and financing activities having an impact on the balance sheet are as follows:

                                                                                     YEAR ENDED MARCH 31,
                                                                                 ----------------------------

                                                                                 1997      1996          1995
                                                                                 ----      ----          ----

      Notes receivable taken for stock options exercised                           -             -    $    43
      Additions to common stock through decreases in
         accrued liabilities                                                       -             -    $    43
      Convertible Preferred Stock accretion                                        -    $      244    $    47
      Conversion of Preferred Stock                                                -    $    6,194          -
      Issuance of common stock warrants                                            -    $      135          -


15.   PRODUCT SALES

      The Company exports its products through agreements with international and domestic distributors which grant territorial rights. During the periods ended March 31, 1997, 1996 and 1995, the Company had net revenue from international sales of approximately $709,000, $983,000 and $1,645,000, respectively. A summary of revenues by geographic area is as follows (in thousands):

                                                                                   YEAR ENDED MARCH 31,
                                                                            ---------------------------------
                                                                            1997           1996          1995
                                                                            ----           ----          ----

           United States                                                  $    3,882    $    5,464    $    4,097
           Europe                                                                474           359           633
           Pacific Rim and Asia                                                  119           370           791
           Other                                                                 116           254           221
                                                                          ----------    ----------    ----------
                                                                          $    4,591    $    6,447    $    5,742
                                                                          ==========    ==========    ==========


      No geographic region within Europe accounted for more than 10% of total sales during the three year period ended March 31, 1997.

A.D.A.M. SOFTWARE, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

16.   RESTRUCTURING

      During the second quarter of fiscal 1997, the Company implemented a restructuring Plan (the Plan) designed to enhance overall competitiveness, productivity and efficiency through the reduction of overhead costs. The Plan resulted in a pre-tax charge of approximately $490,000. The charge principally reflects severance costs resulting from workforce reductions of 29 employees and realignments throughout the Company, employee termination costs and costs associated with non-cancelable leases net of estimated sublease rental income. Total payments of approximately $301,000, primarily related to severance agreements were made subsequent to the implementation of the Plan. Accrued restructuring at March 31, 1997 is approximately $189,000.


17.   SUBSEQUENT EVENT

      During April 1997, the Board of Directors adopted a stock repurchase program. The program authorizes repurchase of the Company's Common Stock from time to time prior to December 31, 1997 in open market transactions on the Nasdaq Stock market at an aggregate purchase price of up to $1 million. Any repurchase of the Company's Common Stock will be made based upon market conditions and other factors. The Company will use cash on hand to fund the repurchase program, and the repurchased stock will be held as treasury stock.

      In April 1997, the Company granted non-qualified stock options to two officers of the Company to acquire 120,000 shares each of the Company's common stock. The vesting period for 60,000 of the options granted to each officer is one-third per year for three years. The vesting period of the remaining 60,000 options granted to each officer is one-third per year for three years or, if the Company's stock price reaches certain targets, vesting will occur in blocks of 20,000 options for each target price met. The exercise price for the first 20,000 options granted to each officer is $5.00 per share. The exercise price for the remaining options increases by $1.00 for each block of 20,000 options.

                                                                     SCHEDULE II


                                A.D.A.M. SOFTWARE
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



                        FOR THE YEAR ENDED MARCH 31, 1997
                             (THOUSANDS OF DOLLARS)

                                                  BALANCE AT                                          BALANCE AT
                                                   BEGINNING        CHARGED TO          ACCOUNTS          END
                                                      OF             COSTS AND           WRITTEN          OF
     DESCRIPTION                                    PERIOD           EXPENSES              OFF          PERIOD
     -----------                                    ------           --------              ---          ------

Allowance for Doubtful Accounts                 $       766         $        79        $     386      $      459
                                                ===========         ===========        =========      ==========



                        FOR THE YEAR ENDED MARCH 31, 1996
                             (THOUSANDS OF DOLLARS)

                                                  BALANCE AT                                          BALANCE AT
                                                   BEGINNING        CHARGED TO          ACCOUNTS          END
                                                      OF             COSTS AND           WRITTEN          OF
     DESCRIPTION                                    PERIOD           EXPENSES              OFF          PERIOD
     -----------                                    ------           --------              ---          ------

Allowance for Doubtful Accounts                 $       110         $       687        $      31      $      766
                                                ===========         ===========        =========      ==========



                        FOR THE YEAR ENDED MARCH 31, 1995
                             (THOUSANDS OF DOLLARS)

                                                  BALANCE AT                                          BALANCE AT
                                                   BEGINNING        CHARGED TO          ACCOUNTS          END
                                                      OF             COSTS AND           WRITTEN          OF
     DESCRIPTION                                    PERIOD           EXPENSES              OFF          PERIOD
     -----------                                    ------           --------              ---          ------

Allowance for Doubtful Accounts                 $        51         $        53        $      (6)     $      110
                                                ===========         ===========        =========      ==========

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        A.D.A.M. SOFTWARE, INC.
                                        (Registrant)


                                    By:       /s/ Robert S. Cramer, Jr.
                                       ---------------------------------------
                                                  Robert S. Cramer, Jr.
                                        Chairman of the Board, Co-Founder, Chief
                                        Executive Officer, and Director
                                        Date:  June 27, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on June 27, 1997.


                  Signature                                                 Title
                  ---------                                                 -----

           Robert S. Cramer, Jr.                            Chairman of the Board, Co-Founder, Chief
           ---------------------------                      Executive Officer, and Director (Principal
           Robert S. Cramer, Jr.                            Executive Officer)


           Gregory M. Swayne                                Vice-Chairman, Co-Founder, Vice-
           ---------------------------                      President of Production and Director
           Gregory M. Swayne


           Michael S. Fisher                                Director of Finance/Administration
           ---------------------------                      (Principal Financial Officer)
           Michael S. Fisher


           John W. McClaugherty                             Director
           ---------------------------
           John W. McClaugherty


           Sally D. Elliott                                 Director
           ---------------------------
           Sally D. Elliott


                                                            Director
           ---------------------------
           Dr. Anthony J. Gatti


                                                            Director
           ---------------------------
           J. Larry Jones



           Daniel S. Howe                                   Director
           ---------------------------
           Daniel S. Howe


           Francis J. Tedesco, M.D.                         Director
           ---------------------------
           Francis J. Tedesco, M.D.