Form 10-Q
period 1997-06-30
A D A M SOFTWARE INC
filed 1997-08-14
CIK 863650

                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                  FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: June 30, 1997

                                     OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from
                                        ---------------------

Commission file Number:  0-26962


                           A.D.A.M. Software, Inc.
--------------------------------------------------------------------------------

                        (Exact Name of Registrant as
                          Specified in its charter)


              Georgia                                    58-1878070
-------------------------------------        -----------------------------------
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

                           Yes     X          No
                                -------           -------

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of August 12, 1997 there were 4,901,897 shares of the Registrant's Common Stock, par value $.01 per share, outstanding excluding shares held in treasury by the Registrant.

                           A.D.A.M. Software, Inc.
                                    Index

                       Part I - Financial Information


ITEM 1.  Financial Statements

         Condensed Balance Sheet at
         June 30, 1997 and March 31, 1997............................... 3


         Condensed Statement of Operations
         for the Three Months Ended
         June 30, 1997 and 1996......................................... 4


         Condensed Statement of Cash
         Flows for the Three Months
         Ended June 30, 1997 and 1996................................... 5


         Notes to Condensed Financial Statements........................ 6


ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.................. 8


                         Part II - Other Information



ITEM 6.  Exhibits and Reports on Form 8-K...............................10

Part I:FINANCIAL INFORMATION           A.D.A.M. Software, Inc.
FINANCIAL STATEMENTS                   Condensed Balance Sheet



                                                                           June 30,            March 31,
                                                                             1997                1997
                                                                             ----                ----
                                                                          (unaudited)

ASSETS                                                                  (in thousands, except share data)
Current assets:
      Cash and cash equivalents                                            $ 1,353              $ 2,422
      Short-term investments                                                 7,964                8,546
      Accounts receivable (net of allowances
           of $356 and $459, respectively)                                     715                  638
      Inventories                                                              447                  375
      Prepaids and other                                                       144                  108
                                                                           -------              -------

        Total current assets                                                10,623               12,089

Property and equipment, net                                                    630                  729
Software development costs, net                                                559                  487
Restricted certificate of deposit                                              357                  357
                                                                           -------              -------

                                                                           $12,169              $13,662
                                                                           =======              =======


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                                     $   175              $   434
      Deferred revenue                                                         120                   --
      Other accrued expenses                                                   849                1,673
                                                                           -------              -------

Total current liabilities                                                    1,144                2,107


Convertible preferred stock, no par value; 10,000,000 shares authorized;
      0 Series A shares issued and outstanding                                  --                   --

Common Stock, $.01 par value; 20,000,000 authorized; 5,274,647 and
      5,274,647 shares issued and outstanding                                   52                   52

Other shareholders' equity                                                  10,973               11,503
                                                                           -------              -------

                                                                           $12,169              $13,662
                                                                           =======              =======

The accompanying notes are an integral part of these financial statements.

                           A.D.A.M. Software, Inc.
                      Condensed Statement of Operations
                                 (unaudited)



                                                    Three Months Ended
                                                         June 30,
                                               --------------------------
                                                  1997              1996
                                                  ----              -----

                                            (in thousands, except share data)

Net revenues                                   $ 1,737            $ 1,050
                                               -------            -------

Cost and expenses
    Cost of revenues                               243                331
    Sales and marketing                            766              1,310
    Product development                            375                878
    General and administrative                     295                608
                                               -------            -------
                                                 1,679              3,127
                                               -------            -------

    Operating income (loss)                         58             (2,077)

Interest income                                    143                369
Interest expense                                    (3)                (7)
                                               -------            -------

Income (loss) before income taxes                  198             (1,715)

Income taxes                                        --                 --
                                               -------            -------


     Net income (loss)                         $   198            $(1,715)
                                               =======            =======

Net income (loss) per common share             $  0.04            $ (0.33)
                                               =======            =======

Weighted average number of common shares
    and common share equivalents outstanding     5,108              5,249
                                               =======            =======


The accompanying notes are an integral part of these financial statements.

                           A.D.A.M. Software, Inc.
                       Condensed Statement of Cash Flow
                                 (unaudited)


                                                    Three Months Ended June 30,
                                                    ---------------------------
                                                       1997             1996
                                                       -----            ----

                                                          (in thousands)

Net cash used in operating activities                 $  (701)        $(1,178)

Investing activities
   Purchases of property and equipment                      2             (76)
   Purchase of short-term investments                  (7,964)         (8,046)
   Proceeds from sale of short term investments         8,462           7,910
   Software development costs                            (140)             (3)
                                                      -------         -------

   Net cash provided (used) in investing activities       360            (215)

Financing activities
   Repayment of debt                                       --            (250)
   Purchase of treasury shares                           (729)             --
   Proceeds from exercise of common stock options          --              60
                                                      -------         -------

   Net cash used by financing activities                 (729)           (190)


Decrease in cash and cash equivalents                  (1,070)         (1,583)

Cash and cash equivalents, beginning of period          2,423           5,352
                                                      -------         -------

Cash and cash equivalents, end of period              $ 1,353         $ 3,769
                                                      =======         =======

The accompanying notes are an integral part of these financial statements.

                           A.D.A.M. Software, Inc.
           Notes to the Condensed Financial Statements (Unaudited)
                                June 30, 1997


1.       BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the general instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended March 31, 1998. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1997, which include audited financial statements for the year ended March 31, 1997.


2.       SHORT-TERM INVESTMENTS

At June 30, 1997 the Company held certain short-term investments in marketable debt and equity securities which it classified as held-to-maturity. Held-to-maturity securities represent those securities that the Company has both the positive intent and ability to hold to maturity, and are carried at amortized cost. Securities with a maturity date within one year are classified as short-term investments as a part of Current Assets and are stated at fair value plus accrued interest. Net unrealized losses on held-to-maturity securities have not been recognized in the accompanying financial statements. There were no realized gains or losses for the three month periods ended
June 30, 1997 and 1996.


3.       INVENTORIES

Inventories consist principally of computer software media and related shipping supplies and are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

The components of inventory are summarized as follows (in thousands):

                                                             June 30,
                                                          --------------
                                                          1997      1996
                                                          ----      ----
         Raw Materials                                    $170      $204
         Finished Goods                                    277       176
                                                          ----      ----
                                                          $447      $380
                                                          ====      ====


4.       INCOME (LOSS)LOSS PER COMMON SHARE

Net income (loss) per common share is computed by dividing net income (loss) applicable to common stock by the weighted average number of outstanding

                           A.D.A.M. Software, Inc.
           Notes to the Condensed Financial Statements (Unaudited)
                                June 30, 1997
                                 (continued)


shares of common stock during the applicable periods. Common stock equivalents consisting of the Company's stock options and warrants are included in the calculation of net income (loss) per common share if their effect is dilutive.

5.       LEGAL PROCEEDINGS

On April 25, 1996 the Company and certain of its officers and directors were named in a class action lawsuit. The complaint alleges violations of Section 11, 12(2) and 15 of the Securities Act of 1933, violations of the Georgia Securities Act and negligent misrepresentation arising out of alleged disclosure deficiencies in connection with the Company's initial public offering which was completed on November 10, 1995. The complaint seeks compensatory damages and reimbursements for plaintiff's fees and expenses. The Company and its officers and directors have been and intend to continue to defend vigorously against the allegations. The Company cannot estimate the impact of the outcome of the lawsuit on the financial condition or results of operations.


6.       SUPPLEMENTAL CASH FLOW INFORMATION

Cash and cash equivalents include cash on hand and on deposit and highly liquid investment investments with an original maturity of three months or less. Cash payments for the three months ended June 30, 1997 and 1996 include interest of approximately $3,300 and $4,700, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following information should be read in conjunction with the financial statements and the notes thereto and in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

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


RESULTS OF OPERATIONS


REVENUES. Total net revenues increased 65% to $1,737,000 for the three months ended June 30, 1997 compared to $1,050,000 for the three months ended June 30, 1996, due to 1996 being adversely affected by consumer product returns and allowances, royalty payments from the sale of consumer product distribution rights in 1997, and the release and related sales of the Company's flagship academic product, ADAM Interactive Anatomy, in the quarter ended June 30, 1997.

COST OF REVENUES. Cost of revenues decreased 27% to $243,000 for the three months ended June 30, 1997 from $331,000 for the three months ended June 30, 1996. The decrease is mainly due to the Company's assignment of consumer product distribution rights, resulting in the Company no longer selling significant product directly to the consumer. As a percentage of total net revenues, cost of revenues decreased to 14% for the three months ended
June 30, 1997 from 32% for the three months ended June 30, 1996, primarily due to increased sales of the Company's higher priced, newly released flagship academic product, ADAM Interactive Anatomy, during the three months ended
June 30, 1997 as compared with lower priced ADAM Comprehensive sales during the period ended June 30, 1996, as well as third party licensing of consumer product distribution previously mentioned.

SALES AND MARKETING. Sales and marketing expenses decreased 42% to $766,000 for the three months ended June 30, 1997 compared to $1,310,000 for the three months ended June 30, 1996. Sales and marketing expenses for the three months ended June 30, 1996 included approximately $664,000 in marketing and advertising costs associated with the promotion, distribution, and sale of consumer products, the majority of which have been absorbed in the three months ended June 30, 1997 by the Company's third party consumer product licensee. As a percentage of total net revenues, sales and marketing expenses decreased to 44% for the three months ended June 30, 1997 compared to 125% for the three months ended June 30, 1996.

PRODUCT DEVELOPMENT. Product development expenses decreased 57% to $375,000 for the three months ended June 30, 1997 from $878,000 for the three months ended June 30, 1996. The decrease in product development costs primarily resulted from increases, totaling approximately $136,000, in the amount of development costs capitalized during the three months ended June 30, 1997, in addition to decreases of approximately $200,000 in compensation and consulting costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (concluded)

As a percentage of total net revenues, product development expenses increased to 22% for the three months ended June 30, 1997 compared to 84% for the three months ended June 30, 1996.

GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased 51% to $295,000 for the three months ended June 30, 1997 from $608,000 for the three months ended June 30, 1996 primarily due to decreased rent and compensation costs resulting from the Company's restructuring at the end of the second fiscal quarter of 1997, and also decreased professional fees. As a percentage of total net revenues, general and administrative expenses decreased to 17% for the three months ended June 30, 1997 compared to 58% for the three months ended
June 30, 1996.

As a result of the above factors, operating income (loss) increased $2,135,000 to a profit of $58,000 for the three months ended June 30, 1997 from a loss of $2,077,000 for the three months ended June 30, 1996.

The Company had net income of $198,000 or 4 cents per share for the three months ended June 30, 1997, compared with a net loss of $1,715,000 or 33 cents per share for the three months ended June 30, 1996.


LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1997, the Company had cash and short-term investments of $9,317,000 and working capital of $9,479,000.

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



                                                    A.D.A.M. SOFTWARE, INC.





DATE   8/14/97                                      Robert S. Cramer
    ---------------------                           ----------------------------
                                                    Robert S. Cramer
                                                    Chairman and CEO

                                                    Michael S. Fisher
                                                    ----------------------------
                                                    Michael S. Fisher
                                                    Secretary and Director of
                                                    Finance