Form 10-Q
period 1997-09-30
A D A M SOFTWARE INC
filed 1997-11-14
CIK 863650

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: September 30, 1997

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from
                                        ----------------------


                       Commission file Number:  0-26962


                             A.D.A.M. Software, Inc.
        ------------------------------------------------------------------
                          (Exact Name of Registrant as
                            Specified in its charter)

        Georgia                                              58-1878070
        -------------------------------   --------------------------------
        (State or other jurisdiction of   (IRS Employer Identification No.)
        incorporation or organization)

                        1600 RiverEdge Parkway, Suite 800
                             Atlanta, Georgia 30328
                  --------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  770-980-0888
                             ----------------------
              (Registrant's telephone number, including area code)


                                       N/A
        ----------------------------------------------------------------
          (Former name or former address, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes     X                No
                        ---------              ----------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of November 12, 1997 there were 4,850,997 shares of the Registrant's Common Stock, par value $.01 per share, outstanding excluding shares held in treasury by the Registrant.

                           A.D.A.M. Software, Inc.
                                    Index



                        Part I - Financial Information


   ITEM 1. Financial Statements

           Condensed Balance Sheet at
           September 30, 1997 and March 31, 1997.............................3

           Condensed Statement of Operations
           for the Three and Six Months Ended
           September 30, 1997 and 1996.......................................4

           Condensed Statement of Cash
           Flows for the Six Months
           Ended September 30, 1997 and 1996.................................5

           Notes to Condensed Financial Statements...........................6


   ITEM 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations.....................7



                           Part II - Other Information



   ITEM 4. Submission of Matters to a Vote of Security Holders..............10

   ITEM 5. Other Information................................................10

   ITEM 6. Exhibits and Reports on Form 8-K.................................10

PART I: FINANCIAL INFORMATION      A.D.A.M. Software, Inc.
FINANCIAL STATEMENTS               Condensed Balance Sheet


                                                                   September 30,      March 31,
                                                                        1997            1997
                                                                        ----            ----
                                                                    (unaudited)

ASSETS                                                           (in thousands, except share data)
Current assets:
      Cash and cash equivalents                                        $  2,605       $  2,422
      Short-term investments                                              6,500          8,546
      Accounts receivable (net of allowances
           of $160 and $459, respectively)                                  946            638
      Inventories                                                           444            375
      Prepaids and other                                                    145            108
                                                                       --------       --------

        Total current assets                                             10,640         12,089

Property and equipment, net                                                 611            729
Software development costs, net                                             573            487
Restricted certificate of deposit                                           357            357
                                                                       --------       --------

                                                                         12,181       $ 13,662
                                                                       ========       ========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                                 $    322       $    434
      Other accrued expenses                                                794          1,673
                                                                       --------       --------

Total current liabilities                                                 1,116          2,107


Convertible preferred stock, no par value; 10,000,000 shares
      authorized; no shares issued and outstanding                            -              -

Common Stock, $.01 par value; 20,000,000 authorized; 5,254,647 and
      5,234,647 shares issued and outstanding                                52             52

Other shareholders' equity                                               11,013         11,503
                                                                       --------       --------

                                                                       $ 12,181       $ 13,662
                                                                       ========       ========

The accompanying notes are an integral part of these financial statements.

                            A.D.A.M. Software, Inc.
                        Condensed Statement of Operation
                       (in thousands, except share data)
                                  (unaudited)


                                                              Three Months Ended      Six Months Ended
                                                               September 30,            September 30,
                                                           --------------------      -------------------
                                                             1997       1996           1997       1996
                                                             ----       ----           ----       ----

Net revenues                                               $  1,773   $    911       $  3,511   $  1,961
                                                           --------   --------       --------   --------

Cost and expenses
    Cost of revenues                                            317        324            560        655
    Sales and marketing                                         755      1,125          1,521      2,435
    Product development                                         411        661            787      1,539
    General and administrative                                  283        696            579      1,304
    Restructuring charge                                          -        490              -        490
                                                           --------   --------       --------   --------
                                                              1,766      3,296          3,447      6,423
                                                           --------   --------       --------   --------

Operating income (loss)                                           7     (2,385)            64     (4,462)
    Interest income                                             132        191            275        559
    Interest expense                                              -         (1)            (3)        (8)
                                                           --------   --------       --------   --------

Income (loss) before income taxes                               139     (2,195)           336     (3,911)

    Income Taxes                                                  -          -              -          -
                                                           --------   --------       --------   --------

Net income (loss)                                          $    139   $ (2,195)      $    336   $ (3,911)
                                                           ========   ========       ========   ========

Net income (loss) per common share                         $   0.03   $  (0.42)      $   0.06   $  (0.74)
                                                           ========   ========       ========   ========

Weighted average number of common shares
    and common share equivalents outstanding                  5,164      5,255          5,272      5,252
                                                           ========   ========       ========   ========


The accompanying notes are an integral part of these financial statements.

                            A.D.A.M. Software, Inc.
                        Condensed Statement of Cash Flow
                                (in thousands)
                                  (unaudited)




                                                                                    Six Months Ended September 30,
                                                                                        1997              1996
                                                                                     --------           --------

Net cash used in operating activities                                                $ (647)             $  (2,772)

Investing activities
   Purchases of property and equipment                                                   (73)                 (218)
   Purchase of short-term investments                                                (12,695)              (13,005)
   Proceeds from sale of short term investments                                       14,657                16,043
   Redemption of restricted certificate of deposit                                         -                    91
   Software development costs                                                           (232)                  (94)
                                                                                     -------              --------

   Net cash provided by investing activities                                           1,657                 2,817

Financing activities
   Repayment of debt                                                                       -                  (250)
   Purchase of treasury shares                                                          (827)                    -
   Proceeds from exercise of common stock options                                          -                   100
   Proceeds from issuance of common stock                                                  -                     -
                                                                                     -------              --------

   Net cash provided by financing activities                                            (827)                 (150)


Increase in cash and cash equivalents                                                    183                   (55)

Cash and cash equivalents, beginning of period                                         2,422                 5,352
                                                                                     -------              --------

Cash and cash equivalents, end of period                                             $ 2,605              $  5,297
                                                                                     =======              ========


The accompanying notes are an integral part of these financial statements.

                             A.D.A.M. Software, Inc.
             Notes to the Condensed Financial Statements (Unaudited)
                               September 30, 1997


1.       BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the general instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended March 31, 1998. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1997, which include audited financial statements for the year ended March 31, 1997.


2.       SHORT-TERM INVESTMENTS

At September 30, 1997 the Company held certain short-term investments in marketable debt and equity securities which it classified as held-to-maturity. Held-to-maturity securities represent those securities that the Company has both the positive intent and ability to hold to maturity, and are carried at amortized cost. Securities with a maturity date within one year are classified as short-term investments as a part of Current Assets and are stated at fair value plus accrued interest. Net unrealized losses on held-to-maturity securities have not been recognized in the accompanying financial statements. There were no realized gains or losses for the three and six month periods ended September 30, 1997 and 1996.


3.       INVENTORIES

Inventories consist principally of computer software media and related shipping supplies and are stated at the lower of specific cost or market. Cost is determined using the first-in, first-out method.

The components of inventory are summarized as follows (in thousands):

                                           September 30,
                                        ------------------
                                        1997          1996
                                        ----          ----
         Raw Materials                  $220          $231
         Finished Goods                  224           120
                                        ----          ----
                                        $444          $351
                                        ====          ====

                             A.D.A.M. Software, Inc.
             Notes to the Condensed Financial Statements (Unaudited)
                               September 30, 1997
                                   (continued)

4.       LOSS PER COMMON SHARE

Net income (loss) per common share is computed by dividing net income (loss) applicable to common stock by the weighted average number of outstanding shares of common stock during the applicable periods. Common stock equivalents consisting of the Company's stock options and warrants are included in the calculation of net income (loss) per common share if their effect is dilutive.


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


6.       SUPPLEMENTAL CASH FLOW INFORMATION

Cash and cash equivalents include cash on hand and on deposit and highly liquid investment investments with an original maturity of three months or less. Cash payments for the six months ended September 30, 1997 and 1996 include interest of approximately $3,400 and $5,200, respectively.

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



RESULTS OF OPERATIONS


REVENUES. Total net revenues increased 95% to $1,773,000 for the three months ended September 30, 1997 compared to $911,000 for the three months ended September 30, 1996, primarily attributable to increased unit pricing for the Company's recently released flagship academic market title, ADAM Interactive Anatomy, compared to discounted pricing in 1996 for the ADAM Comprehensive product, and increased royalty revenues. For the six months ended September 30, 1997, total net revenues increased 79% to $3,511,000 compared to $1,961,000 for the six months ended September 30, 1996 due to increased unit pricing and sales for the Company's recently released flagship academic market title, ADAM Interactive Anatomy, compared to discounted pricing in 1996 for the replaced ADAM Comprehensive product consumer product returns and allowances during 1996, and increased unit pricing for the Company's recently released flagship academic market title, ADAM Interactive Anatomy.

COST OF REVENUES. Cost of revenues decreased 2% to $317,000 for the three months ended September 30, 1997 from $324,000 for the three months ended September 30, 1996 due to a decrease in customer support costs, offset by increases in royalty expenses and capitalized software amortization for the 1997 quarter. For the six months ended September 30, 1997, cost of revenues decreased 15% to $560,000 compared to $655,000 for the six months ended September 30, 1996 due to decreased inventory valuation adjustments and customer support costs, offset by increases in royalty and capitalized software amortization costs. As a percentage of total net revenues, cost of revenues decreased to 18% for the three months ended September 30, 1997 from 36% for the three months ended September 30, 1996, primarily due to increased sales of the Company's higher priced, newly released flagship academic product, ADAM Interactive Anatomy during the three months ended September 30, 1997 compared with lower priced ADAM Comprehensive sales during the three months ended September 30, 1996, and partially a result of the Company's assignment of consumer product distribution rights in March, 1997 which resulted in the termination of sales made by the Company directly to the consumers. As a percentage of total net revenue, cost of revenues decreased to 16% for the six months ended September 30, 1997 compared to 33% for the six months ended September 30, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


SALES AND MARKETING. Sales and marketing expenses decreased 33% to $755,000 for the three months ended September 30, 1997 compared to $1,125,000 for the three months ended September 30, 1996. Sales and marketing expenses for the three and six months ended September 30, 1996 included approximately $362,000 and $1,026,000, respectively, in marketing and advertising costs associated with the promotion, distribution, and sale of consumer products, the majority of which were absorbed in the three and six month periods ended September 30, 1997 by the Company's third party consumer product licensee. As a percentage of total net revenues, sales and marketing expenses decreased to 43% for both the three and six month periods ended September 30, 1997 compared to 123% and 124% for the three and six month periods ended September 30, 1996, respectively.

PRODUCT DEVELOPMENT. Product development expenses decreased 38% to $411,000 for the three months ended September 30, 1997 from $661,000 for the three months ended September 30, 1996, and decreased 49% to $787,000 for the six months ended September 30, 1997 compared to $1,539,000 for the six months ended September 30, 1996. The decrease in product development costs for the three months ended September 30, 1997 compared to the three months ended September 30, 1996 was primarily attributable to decreases of approximately $156,000 in compensation and consulting costs. The decrease in product development costs for the six months ended September 30, 1997 compared to the six months ended September 30, 1996 was primarily attributable to decreases of approximately $357,000 in compensation and consulting costs, and an increase, totaling approximately $144,000, in development costs capitalized. As a percentage of total net revenues, product development expenses decreased to 23% and 22% for the three months and six months ended September 30, 1997, respectively compared to 73% and 78% for the three months and six months ended September 30, 1996, respectively.

GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased 59% to $283,000 for the three months ended September 30, 1997 from $696,000 for the three months ended September 30, 1996 primarily due to decreased professional fees, reduction of bad debt expense, and from decreased rent and compensation costs due to the Company's restructuring at the end of the second fiscal quarter of 1997. For the six months ended September 30, 1997, general and administrative expenses decreased 56% to $579,000 compared to $1,304,000 for the six months ended September 30, 1996. These decreases were a result of decreased professional fees, reduction of bad debt expense, and from decreased rent and compensation costs due to the Company's restructuring at the end of the second fiscal quarter of 1997. As a percentage of total net revenues, general and administrative expenses decreased to 16% for both the three and six months ended September 30, 1997 compared to 76% and 66% for the three months and six months ended September 30, 1996, respectively.

RESTRUCTURING CHARGE. The Company recorded a restructuring charge of $490,000 in the three months ended September 30, 1996 which consisted primarily of severance benefits and, to a lesser extent, space reduction costs associated with the Company's cost reduction program implemented in September, 1996.

As a result of the above factors, operating income increased $2,392,000 to a profit of $7,000 for the three months ended September 30, 1997 from a loss of $2,385,000 for the three months ended September 30, 1996. For the six months ended September 30, 1997, operating income increased $4,526,000 to a profit of $64,000 from a loss of $4,462,000 for the six months ended September 30, 1996.

The Company had net income of $139,000 or 3 cents per share for the three months ended September 30, 1997, compared with a net loss of ($2,195,000) or 42 cents per share for the three months ended September 30, 1996. For the six months ended September 30, 1997, the Company had net income of $336,000 or 6 cents per share compared with a net loss of ($3,911,000) or 74 cents per share for the six months ended September 30, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (concluded)


LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1997, the Company had cash and short-term investments of $9,105,000 and working capital of $9,524,000.

The Company uses its working capital to finance ongoing operations, fund the development and introduction of new products and acquire capital equipment. As of September 30, 1997 the Company has repurchased 403,650 shares of Common Stock on the open market for an average price of approximately $2.05 per common share for an aggregate purchase price of approximately $827,000. Repurchased shares represent approximately 7.7% of the shares of Common Stock issued and outstanding.

The Company expects that cash flows from operations and existing cash and short-term investments will be adequate to meet the Company's cash requirements for the short and long term, i.e. twelve months or less and one to two years, respectively.

                           PART II - OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A.D.A.M. Software, Inc. held its 1996 Annual Shareholders Meeting on September 24, 1997. The following items were voted upon and the results of the voting were as follows:

1. To elect two directors to serve on the Company's Board of Directors for the ensuing three years or until their successors have been duly elected and qualified. The nominees Messrs. Howe and Tedesco were elected to the Company's Board of Directors. There were 3,891,702 votes for and 7,668 votes withheld for Mr. Howe; and 3,891,702 votes for and 7,668 votes withheld for Mr. Tedesco.

2. To ratify the appointment of Price Waterhouse, LLP as the Company's independent auditors for the fiscal year ending March 31, 1997. The votes of the stockholders to ratify the appointment of Price Waterhouse, LLP as the Company's independent auditors were as follows: 3,895,532 in favor, 2,475 opposed, and 1,363 withheld.

ITEM 5.  OTHER INFORMATION

In October 1997, the Company's Board of Directors elected Hamilton Jordan and David O'Conner to serve as directors until the Annual Meeting of Shareholders for the fiscal year ending March 31, 1998.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits
                  27 - Financial Data Schedule (for Electronic Filing purposes only)

         (b)  Reports on Form 8-K
                  None

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                       A.D.A.M. SOFTWARE, INC.





DATE    11/14/97                                       Robert S. Cramer
    -------------------------                          ------------------------
                                                       Robert S. Cramer
                                                       Chairman and CEO

                                                       Michael S. Fisher
                                                       ------------------------
                                                       Michael S. Fisher
                                                       Secretary and Director of
                                                       Finance