Form 10-Q
period 1997-12-31
A D A M SOFTWARE INC
filed 1998-02-17
CIK 863650

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended: December 31, 1997

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from
                                     ---------------------


                         Commission file Number: 0-26962


                             A.D.A.M. Software, Inc.
--------------------------------------------------------------------------------
                          (Exact Name of Registrant as
                            Specified in its charter)


            Georgia                                    58-1878070
-------------------------------           -------------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)


                        1600 RiverEdge Parkway, Suite 800
                             Atlanta, Georgia 30328
--------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                  770-980-0888
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                       N/A
--------------------------------------------------------------------------------
          (Former name or former address, if changed since last report)


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

As of February 13, 1998 there were 4,838,297 shares of the Registrant's Common Stock, par value $.01 per share, outstanding (excluding shares held in treasury by the Registrant).

                             A.D.A.M. Software, Inc.
                                      Index



                         Part I - Financial Information

   ITEM 1. Financial Statements
           Condensed Balance Sheet at
           December 31, 1997 and March 31, 1997............................................................3


           Condensed Statement of Operations
           for the Three and Nine Months Ended
           December 31, 1997 and 1996......................................................................4


           Condensed Statement of Cash
           Flows for the Nine Months
           Ended December 31, 1997 and 1996................................................................5


           Notes to Condensed Financial Statements.........................................................6


   ITEM 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations...................................................8



                           Part II - Other Information

   ITEM 4. Submission of Matters to a Vote of Security Holders............................................11

   ITEM 5. Other information..............................................................................11

   ITEM 6. Exhibits and Reports on Form 8-K...............................................................11


                             A.D.A.M. Software, Inc.
                             Condensed Balance Sheet


Part 1: Financial Information
Financial Statements

                                                                            December 31,           March 31,
                                                                               1997                 1997
                                                                               ----                 ----
                                                                            (unaudited)
ASSETS                                                                     (in thousands, except share data)
Current assets:
      Cash and cash equivalents                                                $ 1,479             $ 2,422
      Short-term investments                                                     7,586               8,546
      Accounts receivable (net of allowances
           of $144 and $459, respectively)                                         992                 638
      Inventories                                                                  492                 375
      Prepaids and other                                                           200                 108
                                                                               -------             -------

        Total current assets                                                    10,749              12,089

Property and equipment, net                                                        537                 729
Software development costs, net                                                    665                 487
Restricted certificate of deposit                                                  357                 357
                                                                               -------             -------

                                                                               $12,308             $13,662
                                                                               =======             =======


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                                         $   320             $   434
      Other accrued expenses                                                       762               1,673
                                                                               -------             -------

Total current liabilities                                                        1,082               2,107


Convertible preferred stock, no par value; 10,000,000 shares authorized;
      no shares issued and outstanding                                              --                  --

Common Stock, $.01 par value; 20,000,000 authorized; 5,254,647 and
      5,234,647 shares issued and outstanding                                       52                  52

Other shareholders' equity                                                      11,174              11,503
                                                                               -------             -------

                                                                               $12,308             $13,662
                                                                               =======             =======


The accompanying notes are an integral part of these financial statements.

                             A.D.A.M. Software, Inc.
                        Condensed Statement of Operations
                     (in thousands, except per share data)
                                  (unaudited)

                                                   Three Months Ended             Nine Months Ended
                                                      December 31,                   December 31,
                                                 ----------------------        ---------------------
                                                  1997            1996           1997           1996
                                                  ----            ----           ----           ----
Net revenues                                     $1,801         $ 1,503        $ 5,312        $ 3,464
                                                 ------         -------        -------        -------

Cost and expenses
    Cost of revenues                                312             274            872            929
    Sales and marketing                             648           1,064          2,169          3,499
    Product development                             345             400          1,132          1,939
    General and administrative                      351             565            929          1,869
    Restructuring charge                             --              --             --            490
                                                 ------         -------        -------        -------
                                                  1,656           2,303          5,102          8,726
                                                 ------         -------        -------        -------

Operating income (loss)                             145            (800)           210         (5,262)
    Interest income                                 127             164            402            723
    Interest expense                                 --              (1)            (3)            (9)
                                                 ------         -------        -------        -------

Income (loss) before income taxes                   272            (637)           609         (4,548)

     Income Taxes                                    75              --             75             --
                                                 ------         -------        -------        -------

Net income (loss)                                $  197         $  (637)       $   534        $(4,548)
                                                 ======         =======        =======        =======

Net income (loss) per common share               $ 0.04         $ (0.12)       $  0.10        $ (0.87)
                                                 ======         =======        =======        =======

Weighted average number of common shares
    and common share equivalents outstanding      5,167           5,255          5,253          5,252
                                                 ======         =======        =======        =======



The accompanying notes are an integral part of these financial statements.

                             A.D.A.M. Software, Inc.
                        Condensed Statement of Cash Flow
                                 (in thousands)
                                  (unaudited)

                                                                              Nine Months Ended December 31,
                                                                                 1997                1996
                                                                               -------             -------
Net cash used in operating activities                                          $  (447)            $(3,994)

Investing activities
   Purchases of property and equipment                                             (90)               (223)
   Purchase of short-term investments                                          (19,926)            (15,059)
   Proceeds from sale of short term investments                                 20,802              16,043
   Redemption of restricted certificate of deposit                                  --                  91
   Software development costs                                                     (418)               (247)
                                                                               -------             -------

   Net cash provided by investing activities                                       368                 605

Financing activities
   Repayment of debt                                                                --                (250)
   Purchase of treasury shares                                                    (864)                 --
   Proceeds from exercise of common stock options                                   --                 100
                                                                               -------             -------

   Net cash provided by financing activities                                      (864)               (150)


Increase in cash and cash equivalents                                             (943)             (3,539)

Cash and cash equivalents, beginning of period                                   2,422               5,352
                                                                               -------             -------

Cash and cash equivalents, end of period                                       $ 1,479             $ 1,813
                                                                               =======             =======


The accompanying notes are an integral part of these financial statements.

                             A.D.A.M. Software, Inc.
             Notes to the Condensed Financial Statements (Unaudited)
                                December 31, 1997


1.       BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the general instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ended March 31, 1998. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1997, which include audited financial statements for the year ended March 31, 1997.


2.       SHORT-TERM INVESTMENTS

At December 31, 1997 the Company held certain short-term investments in marketable debt and equity securities which it classified as held-to-maturity. Held-to-maturity securities represent those securities that the Company has both the positive intent and ability to hold to maturity, and are carried at amortized cost. Securities with a maturity date within one year are classified as short-term investments as a part of Current Assets and are stated at fair value plus accrued interest. Net unrealized losses on held-to-maturity securities have not been recognized in the accompanying financial statements. There were no realized gains or losses for the three and nine month periods ended December 31, 1997 and 1996.


3        INVENTORIES

Inventories consist principally of computer software media and related shipping supplies and are stated at the lower of specific cost or market. Cost is determined using the first-in, first-out method.

The components of inventory are summarized as follows (in thousands):

                                                                       December 31,
                                                                      --------------
                                                                      1997      1996
                                                                      ----      ----
Raw Materials                                                         $ 242     $232
Finished Goods                                                          250      216
                                                                      -----     ----
                                                                      $ 492     $448
                                                                      =====     ====


                             A.D.A.M. Software, Inc.
             Notes to the Condensed Financial Statements (Unaudited)
                                December 31, 1997
                                   (continued)

4.       INCOME (LOSS) PER COMMON SHARE

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


6.       SUPPLEMENTAL CASH FLOW INFORMATION

Cash and cash equivalents include cash on hand and on deposit and highly liquid investment investments with an original maturity of three months or less. Cash payments for the nine months ended December 31, 1997 and 1996 include interest of approximately $3,400 and $5,200, respectively.


7.        INCOME TAXES

Income tax expense for the three and nine months ended December 31, 1997 is attributable to foreign withholding taxes. The Company used its net operating loss carryforwards to offset domestic income taxes.

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



RESULTS OF OPERATIONS


REVENUES. Total net revenues increased 20% to $1,801,000 for the three months ended December 31, 1997 compared to $1,503,000 for the three months ended December 31, 1996, primarily attributable to the execution of a one-time licensing agreement with Kainos Laboratories, Inc. ("Kainos") which resulted in the recognition of revenue totaling $750,000, increased sales to the healthcare/pharmaceutical and legal professional markets, and increased royalty revenues, offset by lower consumer market revenues due to the licensing of those products to a distributor in March 1997. The Kainos agreement provided for a non-recurring license fee in exchange for the exclusive right to distribute Japanese language versions of the AMI assets acquired from Mosby, Inc. during the quarter ended December 31, 1997. For the nine months ended December 31, 1997, total net revenues increased 53% to $5,312,000 compared to $3,464,000 for the nine months ended December 31, 1996 due to the Kainos agreement, to increased unit pricing and sales for the Company's flagship academic market title, ADAM Interactive Anatomy (released in April 1997) and increased international, healthcare/pharmaceutical, and legal market sales.

COST OF REVENUES. Cost of revenues increased 14% to $312,000 for the three months ended December 31, 1997 from $274,000 for the three months ended December 31, 1996 due to increases in royalty expenses in 1997 resulting from increased sales of the co-developed ADAM Interactive Physiology products and capitalized software amortization costs for the 1997 quarter. For the nine months ended December 31, 1997, cost of revenues decreased 6% to $872,000 compared to $929,000 for the nine months ended December 31, 1996 due to decreased inventory valuation adjustments and customer support costs, offset by increases in royalty and capitalized software amortization costs. As a percentage of total net revenues, cost of revenues decreased to 17% for the three months ended December 31, 1997 from 18% for the three months ended December 31, 1996. As a percentage of total net revenue, cost of revenues decreased to 16% for the nine months ended December 31, 1997 compared to 27% for the nine months ended December 31, 1996. These improvements resulted from the increased revenues and reduced costs discussed above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

SALES AND MARKETING. Sales and marketing expenses decreased 39% to $648,000 for the three months ended December 31, 1997 compared to $1,064,000 for the three months ended December 31, 1996 and decreased 38% to $2,169,000 for the nine months ended December 31, 1997 compared to $3,499,000 for the nine months ended December 31, 1996. Sales and marketing expenses for the three and nine months ended December 31, 1996 included approximately $405,000 and $1,431,000, respectively, in marketing and advertising costs associated with the promotion, distribution, and sale of consumer products, the majority of which were absorbed in the three and nine month periods ended December 31, 1997 by the Company's third party consumer product licensee. As a percentage of total net revenues, sales and marketing expenses decreased to 36% and 41% for the three and nine month periods ended December 31, 1997, respectively compared to 71% and 101% for the three and nine month periods ended December 31, 1996, respectively.

PRODUCT DEVELOPMENT. Product development expenses decreased 14% to $345,000 for the three months ended December 31, 1997 from $400,000 for the three months ended December 31, 1996, and decreased 42% to $1,132,000 for the nine months ended December 31, 1997 compared to $1,939,000 for the nine months ended December 31, 1996. The decrease in product development costs for the three months ended December 31, 1997 compared to the three months ended December 31, 1996 was primarily attributable to decreases of approximately $62,000 in consulting and content acquisition costs. The decrease in product development costs for the nine months ended December 31, 1997 compared to the nine months ended December 31, 1996 was primarily attributable to decreases of approximately $348,000 in compensation and consulting costs, and an increase, totaling approximately $127,000, in development costs capitalized. As a percentage of total net revenues, product development expenses decreased to 19% and 21% for the three months and nine months ended December 31, 1997, respectively compared to 27% and 56% for the three months and nine months ended December 31, 1996, respectively.

GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased 38% to $351,000 for the three months ended December 31, 1997 from $565,000 for the three months ended December 31, 1996 primarily due to decreased professional fees, reduction of consumer product related expenses, and decreased rent and compensation costs due to the Company's restructuring at the end of the second fiscal quarter of 1997. For the nine months ended December 31, 1997, general and administrative expenses decreased 50% to $929,000 compared to $1,869,000 for the nine months ended December 31, 1996. These decreases were a result of decreased professional fees, reduction of consumer product related expenses, and decreased rent and compensation costs due to the Company's restructuring at the end of the second fiscal quarter of 1997. As a percentage of total net revenues, general and administrative expenses decreased to 19% and 17% for the three and nine months ended December 31, 1997, respectively compared to 38% and 54% for the three months and nine months ended December 31, 1996, respectively.

RESTRUCTURING CHARGE. The Company recorded a restructuring charge of $490,000 in the three months ended September 30, 1996 which consisted primarily of severance benefits and, to a lesser extent, space reduction costs associated with the Company's cost reduction program implemented in September, 1996.

As a result of the above factors, operating income increased $945,000 to a profit of $145,000 for the three months ended December 31, 1997 from a loss of $800,000 for the three months ended December 31, 1996. For the nine months ended December 31, 1997, operating income increased $5,472,000 to a profit of $210,000 from a loss of $5,262,000 for the nine months ended December 31, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (concluded)


The Company had net income of $197,000 or 4 cents per share for the three months ended December 31, 1997, compared with a net loss of ($637,000) or 12 cents per share for the three months ended December 31, 1996. For the nine months ended December 31, 1997, the Company had net income of $534,000 or 10 cents per share compared with a net loss of ($4,548,000) or 87 cents per share for the nine months ended December 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1997, the Company had cash and short-term investments of $9,065,000 and working capital of $9,667,000.

The Company uses its working capital to finance ongoing operations, fund the development and introduction of new products and acquire capital equipment. As of December 31, 1997 the Company has repurchased 416,350 shares of common stock on the open market for an average price of approximately $2.07 per common share for an aggregate purchase price of approximately $864,000. Repurchased shares represent approximately 7.9% of the shares of common stock issued and outstanding. The Company recently announced plans to purchase up to an additional $1,200,000 worth of its shares.

The Company expects that cash flows from operations and existing cash and short-term investments will be adequate to meet the Company's cash requirements, including its stock repurchase plans, for the short and long term, i.e. twelve months or less and one to two years, respectively.

                           PART II - OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

ITEM 5. OTHER INFORMATION

In October 1997 the Company's Board of Directors elected Hamilton Jordan and David O'Conner to serve as directors until the Annual Meeting of Shareholders for the fiscal year ending March 31, 1998.

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



                                    A.D.A.M. SOFTWARE, INC.





DATE   2/17/98                               Robert S. Cramer
    ------------                             -----------------------------
                                             Robert S. Cramer
                                             Chairman and CEO
                                             (principal executive officer)


                                             Michael S. Fisher
                                             -----------------------------
                                             Michael S. Fisher
                                             Secretary and Director of
                                             Finance (principal financial
                                             officer)