Form 10-K
period 1998-03-31
A D A M SOFTWARE INC
filed 1998-06-29
CIK 863650

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ---------------
                                    FORM 10-K
                                ---------------

                                   (MARK ONE)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1998

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM _____ TO _____

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
                                      NONE

          Securities registered pursuant to Section 12 (g) of the Act:

        Title of Each Class            Name of Each Exchange on which Registered
        -------------------            -----------------------------------------
      Common Stock $.01 par value            Nasdaq National Market System

                              --------------------
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---    ---

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    The aggregate market value of the voting stock held by non-affiliates of the Registrant was $9,642,562 at June 25, 1998 based on the closing market price of the Common Stock on such date as reported by the Nasdaq Stock Market's National Market. As of such date, there were 4,657,230 shares of the Registrant's Common Stock, par value $.01 per share, outstanding, excluding shares held in treasury by the Registrant.

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Proxy Statement in connection with its Annual Meeting of shareholders to be held September 24, 1998 are incorporated by reference in Part III.


TABLE OF CONTENTS

PART I                                                                                            Page
                                                                                                  ----
    Item   1.     Business........................................................................  1
    Item   2.     Properties......................................................................  12
    Item   3.     Legal Proceedings...............................................................  12
    Item   4.     Submission of Matters to a Vote of Security Holders.............................  12
    Item   X      Executive Officers of the Registrant............................................  13

PART II
    Item   5.     Market for Registrant's Common Equity and Related
                      Stockholder Matters.........................................................  14
    Item   6.     Selected Financial Data.........................................................  15
    Item   7.     Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.........................................  17
    Item   8.     Financial Statements and Supplementary Data.....................................  22
    Item   9.     Changes in and Disagreements With Accountants on
                      Accounting and Financial Disclosures........................................  22

PART III
    Item   10.    Directors and Executive Officers of the Registrant..............................  23
    Item   11.    Executive Compensation..........................................................  23
    Item   12.    Security Ownership of Certain Beneficial Owners
                      and Management..............................................................  23
    Item   13.    Certain Relationships and Related Transactions..................................  23

PART IV
    Item   14.    Exhibits, Financial Statement Schedules and Reports
                      on Form 8-K.................................................................  24

SIGNATURES

PART I

ITEM 1.      BUSINESS

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

    Portions of this Annual Report include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Important factors that could cause actual results to differ materially from the Company's current expectations are disclosed in conjunction with the forward-looking statements included herein. Among the factors that could cause actual results to differ materially are the following: business conditions and the general economy, increased competition, general risks of technology and software obsolescence, the loss of a principal customer in a given period if the Company is unable to replace sales to such customer, the loss of a primary distributor and the other risk factors described in the Company's reports filed from time to time with the Securities and Exchange Commission.

GENERAL

     A.D.A.M. Software, Inc. ("the Company" or "A.D.A.M.") is a leading developer of anatomy/medical content (including two-dimensional ("2-D") and three-dimensional ("3-D") imagery, animations and text) and software technologies. In addition to licensing content and software components, A.D.A.M. creates, publishes and markets multimedia software products, along with content and Internet-ready applications that provide anatomical, medical and health-related information for the education, consumer and healthcare professional markets. A.D.A.M. products use the Company's proprietary, branded A.D.A.M. Image Database of visual anatomical content, and the Company's clinical database of text-based patient and professional information acquired from Mosby, Inc. ("Mosby") during the fiscal year ended March 31, 1998 ("fiscal 1998").

    Following six years of losses, the Company has achieved four consecutive quarters of profitability, and has reported results for fiscal 1998 as its first profitable year since inception. The Company attributes this turnaround to stronger education market sales, less emphasis on the consumer software market and improved expense controls. Going forward, the Company believes that the growth of the Internet and intranets will provide new cost-efficient ways to distribute A.D.A.M. content, and that the Company's strong commitment to the healthcare professional markets may provide the Company new growth opportunities.

The Company is a Georgia corporation and it commenced operations in March 1990.

STRATEGY

    The Company's strategy is to deploy its expanded product line and proprietary content to the education, healthcare, pharmaceutical, legal and broadcast markets. Using CD-ROM, the Internet, and broadcast and print media, the Company intends to capitalize on its recognized brand name and become a leading publisher and provider of anatomical and medical content.

The key elements of the Company's business strategy are to continue to:

 - Enhance the "A.D.A.M.," Brand Name as a Recognized Leader in Anatomical and Medical Content in the Education Market, and in New Markets. Management of the Company believes that brand name recognition for "A.D.A.M.(TM)" across the Company's various markets is an important element of the Company's long-term goals of technological superiority and profitability in all of its market segments. The Company has invested significant time and resources in brand development including, without limitation, seeking protection of its trademarks, copyrights and other proprietary rights, and management believes that these investments create a strong competitive advantage while enhancing customer satisfaction and building a loyal customer base. The Company has established an online brand "ADAM.com," a World Wide Web site that is currently used for marketing and general corporate purposes. Management believes this brand and website could be modified to become a commercial, revenue generating website by leveraging the Company's reputation as an innovative supplier of health and medical information, and by using the Company's existing database of animations, illustrations and clinical assets.

- Integrate the Internet into Most Areas of the Company's Business. The Internet has emerged as a major new distribution channel and business opportunity and management believes many of the Company's content assets are suitable for online delivery and distribution. The Company has established new online products and licensable assets that take advantage of the Internet and the World Wide Web, and management intends to focus attention on building A.D.A.M.'s Internet presence and business.

- Seek Opportunities to Grow the Size and Scope of A.D.A.M.'s Businesses. During fiscal 1998, A.D.A.M. completed its first acquisition since becoming a publicly traded company by acquiring three products from Mosby. Management believes that strategic alliances or acquisitions may enable the Company to access new markets more efficiently than through internal development. Furthermore, A.D.A.M.'s education business may benefit from strategic alliances or acquisitions that provide additional products to the Company's product portfolio.

- Maintain Strong Expense Control. Management believes that maintaining strong control over expense growth has been one of the key factors in the Company's recent profitability. Having developed significant content assets over the years, management believes it can produce new products and content in a cost effective manner by leveraging existing resources. Furthermore, management believes it can market and distribute new and existing titles through established sales channels, particularly in the education market, thereby adhering to its disciplined approach regarding costs.


PRODUCTS

General

    The Company creates software products with varying levels of content, functionality and price for the education, consumer and professional markets, and licenses its content and software technologies. A.D.A.M.'s educational products serve the medical school, undergraduate, allied health (nursing, physical therapy, occupational therapy, etc.) and K-12 market, consumer products serve home computer users, and professional products serve the healthcare, pharmaceutical, legal and broadcast market. In addition, A.D.A.M. licenses content and software technologies for online distribution of information, and provides content for incorporation into third party applications.

    Most of the Company's products incorporate images from the A.D.A.M. Image Database. The original database was assembled by a team of master's degreed medical illustrators, anatomists, commercial illustrators, multimedia experts and software engineers over a three and one-half year period. Each year, the Company creates content, with recent emphasis placed on 3-D modeling. Currently, the A.D.A.M. Image Database contains approximately 32 gigabytes of visual anatomical and medical content in the form of illustrations, animations, 3-D models and interactive, dissectible imagery. A.D.A.M. images are assembled and linked together to present an interactive view of the human anatomy, allowing users to observe and identify anatomical structures at different magnification levels, "peel-back" successive layers of anatomy (i.e., to go from the skin to the bone, layer by layer, at a given point on the body), highlight individual anatomical systems or structures and view anatomical systems or structures from multiple perspectives.

    During fiscal 1998, the Company acquired three products from Mosby that use a text-based clinical database of patient and professional information. Management believes that portions of this new clinical content database will also be used in a variety of the Company's existing and new products.


EDUCATION. For fiscal 1998, sales of products to the education market accounted for approximately 77.8% of the Company's revenues.

    A.D.A.M. Interactive Anatomy ("AIA"), the Company's flagship product released in the first quarter of fiscal 1998, provides an integrated environment for the teaching and study of human anatomy at the higher education and professional levels. Powerful tools and search capabilities offer the user unprecedented access to over 20,000 anatomical structures in six different views. Three-dimensional images based on the Visible Human data set, cadaver photographs from the Bassett collection, pinned anatomical images and Slide Show (a built-in curriculum integration and authoring tool), augment AIA's digital medical illustrations. In addition, one-button Internet access provides solutions for distance learning and offer seamless integration of the World Wide Web and its capabilities.

    A.D.A.M. 3-D Library 2 is the second collection of 3-D models from A.D.A.M. and offers 3-D rotation capabilities and the ability to simulate a "fly-thru" of different body organs. This program is used in conjunction with A.D.A.M. Interactive Anatomy. This comprehensive collection includes eye, ear, brain and female and male reproductive models, and was introduced in the fourth quarter of fiscal 1998.

    A.D.A.M. Practice Practical ("APP") simulates gross anatomy practical exams, complete with pinned atlas images and time limits. Tests can be customized by region, system or specific course syllabus. APP combines 15,000 questions with over 500 detailed A.D.A.M. illustrations, cadaver photographs and radiographs.

    A.D.A.M. Comprehensive is a program designed for the medical school, graduate institution and medically-related professional marketplace. The key features of A.D.A.M. Comprehensive include: (1) approximately 1,000 layers of anatomy and 22,000 identifiable anatomical structures; (2) extensive medical terminology and comprehensive labeling designed for graduate level study; (3) anterior, posterior, medial and lateral dissectible views of anatomy; (4) three levels of magnification; (5) histologies, cross-sections, radiologies, MRIs, text overviews and select audio pronunciations; and (6) interactive systems study that permits the exploration of each system of the human body.

    A.D.A.M. Benjamin/Cummings Interactive Physiology ("IP") is a series of five co-developed products between A.D.A.M. Software, Inc. and Addison Wesley Longman, Inc. ("Addison Wesley") which were designed for the undergraduate health sciences curriculum and completed during the fiscal year ended March 31, 1997 ("fiscal 1997"). Each module is designed to complement the A.D.A.M. Standard product (described below) by integrating anatomical structures with physiological functions. IP uses animation, audio, narration and video to explain difficult and complicated physiology concepts and processes. Its organization and self-test features provide the methodology for curriculum integration. The five modules are described below:

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

- Respiratory System offers detailed information at the gross and cellular level of the respiratory system. The module includes: Anatomy
    Review-Respiratory Structures, Pulmonary Ventilation, Gas Exchange, Gas Transport and Control of Respiration.

 - Nervous System, sub-titled "The Neuron: The Action Potential," presents in-depth information on Neurons, Resting Membrane Potential and the Generation/Propagation of the Action Potential within the nervous system. The module includes: Orientation, Anatomy Review, Ion Channels, Membrane Potential and Action Potential.

- Urinary Systems details Glomerular Filtraton, Early Filtrate Processing and Late Filtrate Processing by the urinary system. The Anatomy Review includes key features of: The Nephron, Tubular Segments and Associated Blood Vessels and Renal Corpuscle.

    A.D.A.M. Standard is a program designed primarily for undergraduate institutions with health science programs. It is the intermediate-level application in the A.D.A.M. Scholar Series and provides a thorough overview of human anatomy. The key features of A.D.A.M. Standard are: (1) approximately 200 layers of anatomy and 18,000 identifiable anatomical structures; (2) scientific and medical terminology consistent with undergraduate level of study; (3) anterior, posterior and limited lateral dissectible views of anatomy and a static medial view; (4) three levels of magnification; (5) histologies, cross-sections, MRI's, text, overviews and select audio pronunciations; and (6) interactive systems study that permits the exploration of each system of the human body.

    A.D.A.M. Essentials is designed primarily for high school biology/anatomy teachers, libraries and introductory/non-major college courses. A.D.A.M. Essentials incorporates a simplified interface design that enables the user to explore dissectible anatomy and animations of physiological content in a simple, easy-to-use manner. The key features of A.D.A.M. essentials include: (1) approximately 100 layers of anatomy and 4,000 identifiable anatomical structures; (2) lay and scientific terminology, labeling and an audio pronunciation guide appropriate for introductory level study; (3) interactive systems study with 38 animations and text overviews that permits the exploration of each system of the human body and its related functions; (4) anterior and posterior dissectible views of anatomy; (5) two levels of magnification; and (6) interactive puzzles designed to enhance learning comprehension.

    A.D.A.M. Essentials - School Edition is a curriculum-oriented solution for the study of human anatomy and physiology at the high school level. It combines A.D.A.M. Essentials with a comprehensive Teachers' Guide that includes student worksheets, ideas for classroom activities, laboratory exercises, a bibliography of additional learning resources and teacher reference materials.

    A.D.A.M. At Home Series - School Editions include A.D.A.M. The Inside Story
- School Edition, Nine Month Miracle - School Edition and Life's Greatest Mysteries - School Edition. These products combine the stand-alone A.D.A.M. At Home Products with comprehensive Teachers' Guides to meet the needs of a classroom setting. A.D.A.M. The Inside Story - School Edition enables students to study human anatomy and physiology in a middle school biology or life sciences course, while Nine Month Miracle - School Edition is designed to supplement the study of human reproduction at the high school level. The Teachers' Guides for each product include student worksheets, ideas for classroom activities, laboratory exercises, a bibliography of additional learning resources and teacher reference materials.


PROFESSIONAL. For fiscal 1998, sales of products to the professional market accounted for approximately 11.9% of the Company's revenues.

        Iliad is a medical expert software CD-ROM program used worldwide by health care clinicians to provide expert diagnostic consultations and patient simulations. Iliad covers more than 930 diseases and 1,500 syndromes and provides treatment protocols for each including the ICD-9 codes for each diagnosis. Iliad also includes 11,900 disease manifestations covering topics in Internal Medicine, Pediatrics, Dermatology, Psychiatry, OB/GYN, Peripheral Vascular Diseases and Sleep Disorders. Iliad acts as an expert consultant that provides a differential diagnosis, or acts as a second opinion to critique a presumptive diagnosis. The program can assist in selecting the most appropriate and cost-effective data at any stage in the patient work up. The program also comes with 90 simulated patient cases that can be used to test specific diagnostic problem solving skills. This product was acquired from Mosby in October 1997.

    MLI's Winning Medical Illustrations is a 5-volume set of CD-ROM discs containing high-quality anatomical, trauma, and medical-related images and exhibits for use in settlement brochures, jury education materials and trial exhibits. Designed primarily for personal injury and medical malpractice attorneys, the image database includes over 10,000 medical illustrations used in over 2,500 exhibits and approximately 1,300 cases.

    The Spine is a CD-ROM program offering over 5,000 frames of animated material relating to the spine and is used primarily by attorneys involved in medical-related litigation. The interactive information is broken down into three different areas, including spinal anatomy, spinal injury and spinal surgery.

    ActiveX Dissectible Anatomy Component - Management believes this product is the most comprehensive digital database of detailed anatomical images in the world, which includes illustrated, fully dissectible male and female bodies. The product utilizes powerful features such as Pixel Level Recognition to identify over 24,000 structures. The component presentation allows the dissectible anatomy to be incorporated into third party applications, making it possible to integrate A.D.A.M. content into electronic medical records and other health information systems. This component was introduced in the fourth quarter of fiscal 1998.

    Online Encyclopedias: Medical Encyclopedia, Pediatric Encyclopedia, and Sexually Transmitted Disease Encyclopedia contain thousands of articles complemented with color photographs and illustrations make up these easy-to-use, HTML-based, interactive online encyclopedias covering a full range of topics including diseases, symptoms, medical tests, surgeries, drugs, nutrition, poisons and injuries.

    Containing thousands of 2-D images and illustrations, animations, high-resolution 3-D images and interactive movies, the A.D.A.M. Image Database is known for its detailed and medically accurate anatomy, pathology and surgical imagery. The Company licenses its imagery for various mediums including print, broadcast and online, and began actively pursuing a licensing strategy during fiscal 1998.

CONSUMER. For fiscal 1998, sales of products to the consumer market accounted for approximately 9.5% of the Company's revenues.

    A.D.A.M. The Inside Story is a consumer "edutainment" program designed for family use that provides A.D.A.M. anatomy content in an easy-to-use software application. A.D.A.M. The Inside Story features a "Family Scrapbook" in which modern-day Adam and Eve characters lead a light-hearted, animated tour through each system of the body. These characters are given personalities and provide an entertaining story-line approach to the exploration of human anatomy. Fifty-two animations, six interactive puzzles and a medical glossary provide an engaging and educational multimedia experience.

    A.D.A.M. The Inside Story 1997 Edition is an upgraded version of the Company's flagship consumer software title, and includes new features such as 3-D content, the "Quizmeister" testing feature, one-button Internet access, additional imagery and updated print capabilities.

    Nine Month Miracle is a consumer "edutainment" program designed for use by family members with an interest in pregnancy. Nine Month Miracle contains animations and video in which modern-day Adam and Eve characters join medical experts for a month-by-month tour depicting the development of a fetus from conception through delivery. This product also integrates dramatic intra-uterine photography by Lennart Nilsson, an informative glossary from the American College of Obstetricians and Gynecologists and video footage from the Nine Months documentary to create a unique multimedia experience. Nine Month Miracle also features "Emily's New Sister," a chapter where cartoon animations allow younger children to discover the miracle of a new baby through the eyes of a 7-year old character named Emily.

    Life's Greatest Mysteries is a consumer "edutainment" program designed for family use which provides an interactive exploration of the myths, mysteries and curiosities of the human body. Using detailed animations and a simple "Q&A" format, a character named Bob Winkle reveals answers to dozens of questions ranging from "What is cancer?" and "What causes Alzheimer's Disease?" to curiosities such as "What causes headaches?" and "Why does hair turn gray?" Life's Greatest Mysteries also includes activities to help reinforce key concepts, a supplemental text reference section and a glossary of key terms.

    Physician's Home Assistant and Pediatrician's Home Assistant, are easy-to-use symptom analysis tools and medical reference guides intent on creating an informed patient. These products offer extensive disease, nutrition, surgery, medical record, drug side-effect and interaction databases. These products were acquired from Mosby in October 1997.


PRODUCT DEVELOPMENT

    The Company believes in a thorough and systematic approach to product development, which includes stages of market analysis, specification development, product creation and testing.

    All product ideas that have received preliminary approval from the Company's senior management for potential development are subject to extensive market analysis prior to product definition. This analysis focuses on market size, product potential, sales projections and pricing strategies. As a result of the analysis, a return on investment, sales potential and overall strategic value is determined for each product concept. The completed analysis is then presented to the Company's senior management for a final product development decision.

    Once approved for development, product candidates enter into the specification stage, during which the product concept develops into a detailed design. During this stage, writers, content experts and other production partners are identified and brought under contract. Additionally, third party content such as images, audio tracks and existing video are located and licensed. When appropriate, the Company may develop simple prototypes during the specification stage to test interface, navigation and content with internal and external focus groups.

    Upon completion of the specification stage, products enter the product development stage. During this stage, the Company's designers, illustrators, programmers and other creative talent become actively involved in product development. At several points during the development stage the product is sent to various evaluators, including potential customers, to conduct functionality tests and to gain user feedback; then results of such feedback are integrated back into the design specifications. In addition to the functionality and testing stages, management believes it is important for the Company to continually market test products at several other levels. The Company constantly assesses the accuracy of the content, including all text, illustrations, animations, video and audio. Products also undergo usability testing to determine the friendliness of the interface, appropriateness of tools and other aspects of a user's interaction with the product.

    Capitalized software development costs consist principally of salaries and certain other expense directly related to development and modifications of software products capitalized in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Capitalization of such costs begins when a working model has been produced, as evidenced by completion of design, planning, coding and testing, such that the product meets its design specifications and has thereby established "technological feasibility" as defined in SFAS No. 86. Capitalization of such costs ends when the resulting product is available for general release to the public. Amortization of capitalized software development costs is provided at the greater of the ratio of current product revenue to the total of current and anticipated product revenue or on a straight-line basis over the estimated economic life of the software.

SERVICES

    The Company uses its Image Database to create custom services in the professional market for various customers, including book publishers and pharmaceutical companies. The A.D.A.M. production staff works closely with its customers to create content and presentations that are medically accurate and visually engaging. A.D.A.M. Software typically retains copyright ownership on its custom development work. For fiscal 1998, custom service work accounted for approximately 1.8% of the Company's revenues.

SALES, MARKETING AND DISTRIBUTION

    The Company employs a wide range of marketing and distribution strategies in the academic and professional markets to promote brand name recognition broaden product distribution and increase market share. In fiscal 1997, the Company licensed its consumer product line to Mindscape, Inc. ("Mindscape") for distribution into the retail market, relieving the Company of sales, marketing and distribution responsibilities in the consumer market.

    In the education market, the Company markets its products through both direct and indirect channels. The Company employs four direct telesales representatives and four field sales people, and engages a network of value added resellers and catalog resellers to sell its products. In addition, the Company works non-exclusively with Addison Wesley, Mindscape, Williams and Wilkins and other distributors for the education market. Sales and marketing activities include advertising, media relations, direct mailings, distribution of brochures, participation in educational seminars, campus visits by field sales personnel, telemarketing and telesales efforts.

    In fiscal 1998, the Company launched an aggressive series of national grant and training programs designed to enhance the Company's position as a market leader in education anatomy products and increase the average institutional sales order. These grant and training programs offer hands-on instruction on A.D.A.M. products and offer educators the opportunity to propose ideas on topics such as curriculum integration and online strategies, in return the Company provides these educators with free software. The Company also instituted a highly successful competitive upgrade program for its higher education products. The upgrade program had two primary purposes: (i) capture additional institutional budgetary dollars and (ii) develop new account relationships. Marketing support for the Company's indirect sales efforts includes the development of print and electronic catalogs, creation and supply of special demonstrative software, training kits and media relations. In fiscal 1998, management believes that approximately $1.5 million of revenue was attributable to these marketing programs.

    In addition, during fiscal 1998 the Company terminated a non-exclusive relationship with a distributor. for the K-12 market and created new non-exclusive relationships with other distributors, including Mindscape. These and other changes led to increased revenue for the Company from the fast growing K-12 market.

    In international markets, the Company maintains exclusive distribution relationships with Matsushita in Japan, Pearson Professional in Australia, and a non-exclusive distribution relationship with Churchill Livingstone UK in Europe. International revenues comprised 23.9% of the Company's total net revenues in fiscal 1998, mainly from the education and professional markets.

    The Company has designated four employees to pursue sales opportunities in professional markets such as healthcare, pharmaceutical, legal and broadcast. The Company sales, marketing and distribution in professional markets involve building awareness of the Company's products, attending industry events, establishing relationships with prospective companies and customers and conducting thorough market research. In the healthcare market, the Company intends to develop strategic marketing initiatives designed to target top tier healthcare and pharmaceutical companies. These initiatives will include seminars, partnership development and focused national account management. In the legal market, the Company has built a direct marketing and sales model that links mail and print advertising with outbound telesales. The Company works exclusively with CNN Newssource, a division of Time-Warner, Inc., to address the domestic broadcast market. CNN Newssource is responsible for all sales, marketing and distribution to the local and national broadcast market in return for a percentage of the revenue generated.

    The Company also signed a major licensing agreement with Kainos Laboratories ("Kainos"), a Japanese pharmaceutical company, during fiscal 1998. The agreement provides Kainos a 99-year license for the exclusive rights to Japanese-language versions of the three products A.D.A.M. acquired from Mosby, and exclusive distribution of English-language versions in Japan. This agreement accounted for approximately 10.9% of the Company's revenues in fiscal 1998.


STRATEGIC ALLIANCES

    The Company has established a number of important relationships with companies that operate in the markets A.D.A.M. Software serves. A summary of the Company's significant alliances is set forth below:

    Addison Wesley Longman, Inc., a subsidiary of Pearson PLC

    Addison Wesley is a major publisher for the undergraduate market for science, health science, nursing and allied health. Addison Wesley is a significant shareholder of the Company and has product development and distribution relationships with the Company. The Company and Addison Wesley co-developed a series of multimedia products, known as A.D.A.M. Benjamin/Cummings Interactive Physiology, for the undergraduate health science market. Both companies sell these products, with A.D.A.M. Software focused on the institutional market and Addison Wesley focused on the student market.

    Mindscape, Inc., a subsidiary of The Learning Company, Inc.

    During the last quarter of fiscal 1998, the Company and Mindscape entered into a non-exclusive distribution agreement for the K-12 marketplace. In March 1997, the Company and Mindscape entered into a worldwide distribution agreement for A.D.A.M.'s consumer products. The agreement granted Mindscape exclusive distribution rights for English language consumer products in retail markets, to equipment manufacturers and by direct mail, and non-exclusive rights in certain other retail market segments.

    CNN Newssource, a division of Time Warner, Inc.

    During fiscal 1998, the Company signed an agreement with CNN Newssource for distribution of a special compilation of A.D.A.M. content into the broadcast news marketplace. The Company granted CNN Newssource exclusive domestic rights to distribute the A.D.A.M. Image Database to television news broadcasters for use in health and medical news coverage. CNN Newssource is responsible for the sales, marketing and distribution of the A.D.A.M. content into the local and national broadcast news market. CNN Networks, including Cable News Network, CNN Headline News and CNN International, were initial customers of this new service.

ANATOMICAL REVIEW BOARD AND EDITORIAL REVIEW BOARD

    The Company has an Anatomical Review Board composed of individuals with expertise in the fields of anatomy, biology and medicine that assists the Company in its endeavor to ensure that the A.D.A.M. Image Database conforms to the highest standards of anatomical accuracy and instructional utility. Members of the Anatomical Review Board make periodic recommendations to the Company regarding content accuracy and testing reliance of the Company's products and product development candidates.

    With the release of A.D.A.M. Interactive Anatomy (AIA), the Company established an Editorial Review Board composed of 125 educators and healthcare professionals whose role is to review the A.D.A.M. Image Database and advise the product development teams on user interface design, product features and functionality. The Editorial Review Board provides important feedback that helps the Company create products and services that meet the needs of the marketplace.

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

PROPRIETARY RIGHTS AND LICENSES

    The Company regards its software and the A.D.A.M. Image Database as proprietary and relies primarily on a combination of copyright, trademark, trade secret and confidential information laws, employee and third-party nondisclosure agreements and other methods to protect its proprietary rights. There can be no assurance that these protections will be adequate to protect the Company's intellectual property rights or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technologies. The Company has obtained federal registrations of the trademarks "A.D.A.M.," "SCHOLAR SERIES," "NINE MONTH MIRACLE," and the "WALKING MAN" logo in the United States. The Company has applied for registration of approximately ten additional trademarks in the United States. The Company has also obtained registrations of the "A.D.A.M." trademark in 22 foreign countries and has applications for registration of the mark pending in an additional five countries. The Company does not currently hold any patents or have any patent applications pending. The Company believes that, due to the rapid pace of innovation within the multimedia and software industries, factors such as the technological and creative skills of its personnel and the quality of the content of its products are more important in establishing and maintaining a leadership position within the industry than are the various legal protections of its technology.

    The Company licenses certain software programs from third-party developers and incorporates them into its products. Such software products are widely licensed by the respective developers thereof for incorporation by other developers (like A.D.A.M.) in their products and provide specific functionality required in order to operate the product. For example, the Company licenses Macromind Director, a program distributed by Macromedia, which permits a product to display animated sequences. This product is incorporated in several A.D.A.M. products. Generally, the licenses grant to the Company non-exclusive, worldwide rights with respect to the subject program and terminate only upon a material breach by the Company. Certain of the licenses require payment of annual license fees (but such annual license fees do not exceed $25,000 per annum in the aggregate). If a third-party agreement for licensed software expires or terminates and the Company is unable to renew or extend the agreement, the Company could be required to engage in independent development of replacement software or to obtain a suitable replacement. The Company generally believes that licenses for alternative software programs are generally available on commercial terms from a number of licensors. The Company owns and does not license the anatomical illustrations included in the A.D.A.M. Image Database, but licenses certain additional multimedia content from various third parties that the Company incorporates in its products, including video, photographs, music and text. Such licenses generally provide the Company with fully-paid perpetual, worldwide licenses to include the licensed content in a designated product.

    The Company believes that its products, trademarks and other proprietary rights do not infringe upon the proprietary rights of third parties. However, as the number of software products in the multimedia industry increases and the functionality of these products further overlaps, software developers may become increasing subject to infringement claims. There can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future products, trademarks or other Company works or that any assertion may not require the Company to enter into royalty arrangements or result in costly litigation.

COMPETITION

    The educational multimedia software industry is intensely competitive and demand for particular software products may be adversely affected by the increasing number of available competitive products. The Company competes in the academic marketplace primarily with other companies offering educational software products on anatomy, health and medical topics and, to a lesser extent, with larger publishers of traditional print textbooks on anatomy and medicine. Existing competitors may continue to broaden their product lines and potential competitors, including large hardware or software manufacturers and educational publishers, may enter or increase their focus on the academic market, resulting in greater competition for the Company.

    In the K-12 academic marketplace, the Company faces direct competition from other companies offering educational software products. In the consumer market, the Company faces direct competition from other companies offering educational software products, as well as competition for shelf space from companies offering entertainment and consumer software products. Numerous companies serve the healthcare, pharmaceutical and legal markets, including large publishers such as Mosby, Thomson and Reed Elsevier, as well as numerous small companies that may have many more years of industry experience and contacts than A.D.A.M. Although the Company has entered into and began selling to these market segments in fiscal 1998, additional resources have been allocated such that increased penetration and presence in this market are expected in fiscal 1999.

    The Internet represents a new and fast growing market. While A.D.A.M. believes it can offer content resources for the Internet, there are many existing competitors that exist who have greater resources, experience and relationships. There can be no assurance A.D.A.M. will be successful licensing its content for use on the Internet or developing other Internet related business.

    Moreover, competition for the Company's products is influenced by the timing of competitive product releases and the similarity of such products to those of the Company, which may result in significant price competition, reduced profit margins, loss of shelf space or a reduction in sell-through of the Company's products at retail stores. There can be no assurance that any of the Company's software products will compete effectively against other interactive multimedia software products in general or anatomical, health, medical and educational information products, in particular. The Company's competitors include many companies, many of which have substantially greater financial, development, marketing and personnel resources than those of the Company. Moreover, the price of the Company's products and the computer hardware required to operate them may be higher in cost than alternative competitive informational sources such as anatomy textbooks.


EMPLOYEES

    As of March 31, 1998, the Company employed 62 persons. Of these, 22 were engaged primarily in product development, 15 in sales, eight in marketing and 17 in finance and administration. The Company currently employs ten masters-degreed medical illustrators. None of the Company's employees is covered by a collective bargaining agreement and the Company has experienced no work stoppages. The Company considers its employee relations to be good. Management believes that the Company's future growth and success will depend upon its ability to retain and continue to attract highly skilled and motivated personnel in all areas of its operations.

ITEM 2.  PROPERTIES

    The Company's headquarters and principal operations are located in approximately 26,000 square feet of leased office space in Atlanta, Georgia. The space is leased for a term ending in 2002. In February 1998 the Company sub-leased approximately 3,100 square feet of its leased space to another company for a period of 18 months, the term of which may be extended at the Company's option. Management of the Company believes that the Company's current facilities will be adequate through at least 1999. If additional facilities are required, the Company believes that suitable facilities will be available.


ITEM 3.   LEGAL PROCEEDINGS

    On April 25, 1996, a class action lawsuit in Fulton County Superior Court in Atlanta, Georgia was filed against the Company and certain of its then officers and directors. The complaint alleges violations of sections 11, 12(2) and 15 of the Securities Act of 1933, violations of the Georgia Securities Act and negligent misrepresentation arising out of alleged disclosure deficiencies in connection with the Company's initial public offering which was completed on November 10, 1995. The complaint seeks compensatory damages and reimbursements for plaintiff's fees and expenses. A motion to dismiss is pending and the Company and its officers and directors are vigorously defending against the allegations.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1998.

ITEM X.  EXECUTIVE OFFICERS OF THE REGISTRANT

The persons who are executive officers of the Company and their positions are as follows:


NAME                                          AGE       POSITIONS WITH THE COMPANY
----                                          ---       --------------------------
Robert S. Cramer, Jr.                         37        Chairman of the Board, Co-Founder, Chief Executive
                                                        Officer

Gregory M. Swayne                             40        Co-Founder, Vice-Chairman, Vice President of
                                                        Production and Director

Michael Fisher                                35        Corporate Secretary, Director of Finance and
                                                        Administration

     ROBERT S. CRAMER, JR. Mr. Cramer, a co-founder of the Company, has served as Chairman of the Board and a Director since the Company's inception in March 1990, and Chief Executive Officer since September 1996. From 1987 to 1992, he served as Chairman of the Board of Directors of Medical Legal Illustrations, Inc. ("MLI"), a predecessor to the Company. Previously, Mr. Cramer served as a magazine publisher and television news producer. Since 1994 Mr. Cramer has served as Chairman of the Board of the Atlanta Task Force for the Homeless, a community-wide non profit organization working with and on the behalf of homeless people.

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

     MICHAEL S. FISHER. Mr. Fisher joined the Company in September 1993 as Controller, became Director of Finance and Administration in February 1997 and was appointed Corporate Secretary in March 1997. From June 1990 through August 1993 he served as Controller for Morgan Medical Holdings, Inc., a publicly held medical diagnostic services firm, and was responsible for all financial functions. Previously thereto, he served two years as an accountant with BDO/Seidman. Mr. Fisher is a CPA licensed in the state of New York.

PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is quoted on the Nasdaq National Market system under the symbol "ADAM". The following table sets forth the high and low bid quotations of the Company's Common Stock as reported by Nasdaq


                                                     High          Low
                                                     ----          ---
    FISCAL 1997
    -----------
    First Quarter                                     5                3
    Second Quarter                                    5                2-1/8
    Third Quarter                                     4                2-1/8
    Fourth Quarter                                    2-7/8            2

    FISCAL 1998
    -----------
    First Quarter                                     2-5/16           1-3/4
    Second Quarter                                    3-5/8            2
    Third Quarter                                     3-5/8            1-7/8
    Fourth Quarter                                    3-1/4            2-1/8

    FISCAL 1999
    -----------
    First Quarter (through June 25, 1998)             6-5/8            2-5/8


    At June 25, 1998 there were approximately 192 record holders of the Company's Common Stock.

    The Company has never paid or declared any cash dividends on its Common Stock and does not intend to pay dividends on its Common Stock in the near future. The Company presently expects to retain its future anticipated earnings to finance development of and expansion of its business. The payment by the Company of dividends, if any, on its Common Stock in the future is subject to the discretion of the Board of Directors and will depend on the Company's earnings, financial condition, capital requirements and other relevant factors.

ITEM 6.   SELECTED FINANCIAL DATA


                                                                           Fiscal Year Ended March 31,
                                                                           ---------------------------
                                                             1998           1997         1996         1995         1994
                                                             ----           ----         ----         ----         ----
                                                                     (in thousands, except per share amounts)
STATEMENT OF OPERATIONS:
   Net revenues                                             $    6,888     $  4,591     $  6,447    $   5,742    $   2,813

   Cost and expenses:
      Cost of revenues                                           1,178        1,280        1,491          791          293
      Sales and marketing                                        2,778        4,494        4,090        3,666        1,965
      Product development                                        1,512        2,260        2,847        2,401        1,759
      General and administrative                                 1,293        2,369        2,008        1,774        1,554
      Restructuring charge                                           -          490            -            -            -

        Total costs and expenses                                 6,761       10,893       10,436        8,632        5,571

      Income (loss) before income                                  127       (6,302)      (3,989)      (2,890)      (2,758)
   Interest expense                                                 (3)          (8)        (317)        (383)         (90)
   Interest income                                                 529          869          415           43           64
                                                            ----------    ---------    ---------   ----------   ----------

      Income (loss) from continuing operations                     653       (5,441)      (3,891)      (3,230)      (2,784)
    Loss from discontinued operations                                -            -            -            -         (400)
                                                            ----------    ---------    ---------   ----------   ----------

      Income (loss) before income taxes and
          Extraordinary item                                       653       (5,441)      (3,891)      (3,230)      (3,184)

   Income Taxes                                                    (75)           -            -            -            -
                                                            ----------    ---------    ---------   ----------   ----------

        Income (loss) before extraordinary item                    578       (5,441)      (3,891)      (3,230)      (3,184)

   Extraordinary loss from early extinguishment
      of debt, net of income tax benefit of $29                      -            -          (46)           -            -
                                                            ----------    ---------    ---------   ----------   ----------

         Net income (loss)                                  $      578    $  (5,441)   $  (3,937)    $ (3,230)  $   (3,184)


   Net income (loss) per share from continuing operations   $      .12    $   (1.03)   $   (1.13)    $  (1.22)  $    (1.11)

   Net income (loss) per share                                     .12        (1.03)       (1.14)       (1.22)       (1.27)


   Weighted average number of common shares
      and share equivalents outstanding                          4,959        5,258        3,673        2,694        2,510



                                                                                 As of March 31,
                                                        ------------------------------------------------------------------
                                                             1998           1997         1996         1995         1994
                                                                                  (in thousands)
BALANCE SHEET DATA:
   Cash and cash equivalents                                        704       2,422        5,352          940          716
   Working capital (deficiency)                                   9,011       9,982       15,354       (1,736)        (593)
   Total assets                                                  11,900      13,662       18,871        4,247        3,632
   Short-term debt                                                    -           -          250        2,530          284
   Long-term debt                                                     -           -            -          298          336
   Convertible Preferred Stock                                        -           -            -        2,022            -
   Total shareholders' equity (deficit)                          10,713      11,555       16,896       (1,943)      (1,284)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the Financial Statements and Notes thereto of the Company presented elsewhere herein.

OVERVIEW

    A.D.A.M. Software, Inc. ("the Company" or "A.D.A.M.") is a leading developer of anatomy/medical content (including 2-D and 3-D imagery, animations and text) and software technologies. In addition to licensing content and software components, A.D.A.M. creates, publishes and markets multimedia software products, content and Internet-ready applications that provide anatomical, medical and health-related information for the education, consumer and professional markets. The Company sells its products into the academic markets through alliances with distributors and by direct sales and marketing activities. In March 1997 consumer distribution was outsourced to Mindscape.

    Revenue from product sales is generally recognized at the time of shipment to customers, distributors and resellers or, in the case of consignment arrangements, at the time of shipment from the consignee to their customers. Licensing revenue is recognized when contracts are finalized in cases where no further performance by the Company is required, and over the term of the contract in cases where further performance by the Company is required. The Company records allowances for product returns based on historical experience and anticipated returns. Payments received in advance of shipments are recorded as deferred revenue in the balance sheet and are recognized as revenue when the related software is shipped and all applicable obligations are fulfilled.

    The Company's initial products addressed the graduate education and professional markets, which were characterized by higher unit prices, lower cost of goods sold as a percentage of selling price and lower unit volumes than the Company's consumer products. Accordingly, such products had a significantly higher gross margin than the Company's consumer products. In early 1994, the Company made the strategic decision to leverage its A.D.A.M. Image Database and its multimedia capabilities toward developing products for the larger consumer and general education markets. As a result, the Company's product mix shifted from predominately higher priced products for graduate education and professional markets to a broad array of products with lower price points for the general education and consumer markets. The Company's consumer products generally had a lower unit price, higher cost of goods sold as a percent of price and lower gross margin. As a result of releasing a new, flagship academic product in the first quarter of fiscal 1998 and outsourcing the distribution of consumer products to Mindscape in March 1997, the average net revenues received by the Company increased to approximately $36.00 per unit for the 120,000 units of software sold in fiscal 1998 compared to approximately $24.00 per unit for the 189,000 units of software sold in fiscal 1997, and approximately $50.00 per unit for the 129,000 units of software sold in the year ended March 31, 1996 ("fiscal 1996"). A significant reduction in price points due to changes in product mix, as well as up to 40% price reductions in April 1996 of several academic products, had resulted in lower gross margins and higher costs of revenue as a percentage of net revenue for fiscal 1997 as compared to fiscal 1996 and fiscal 1998. Approximately 63% of revenues in fiscal 1998 were derived from actual product shipments, compared to 96% in fiscal 1996 due to increased licensing and royalty income activity in fiscal 1998.

        The Company experienced its first profitable year in fiscal 1998. However, substantial losses since the Company's inception in prior years has resulted in an accumulated deficit of approximately $21.9 million as of March 31, 1998. For fiscal 1998, the Company earned net income of $578,000 and for the fiscal 1997, 1996 and 1995, the Company incurred net losses of approximately $5.4 million, $3.9 million and $3.2 million, respectively. Management believes that the profit for fiscal 1998 was primarily due to successful implementation of the Company's restructuring Plan (the "Plan") during fiscal 1997, which enabled the Company to bring costs in line with revenues. The Plan was designed to enhance overall competitiveness, productivity and efficiency through the reduction of overhead costs. The major costs associated with the Plan included severance costs, employee termination costs, and costs associated with the termination of a non-cancelable lease. The basis for determination of the cost accrued with respect to the non-cancelable lease was gross rental payments due through the end of the lease plus broker's commission less expected rental receipts from subleasing the space. The cost benefits of reduction in personnel was largely realized in the third and fourth quarters of fiscal 1997, and the lease termination benefits were realized in fiscal 1998.

    At March 31, 1998, the Company had net operating loss carryforwards available for tax purposes of approximately $19.1 million, which will expire in years 2007 through 2013. Future sale of shares by certain significant shareholders could create a substantial ownership change (as defined by the Internal Revenue Service) which would limit the amount of the Company's future taxable income that may be offset by pre-ownership net operating loss carryforwards.

RESULTS OF OPERATIONS

    The following table sets forth for the periods indicated selected financial data and the percentages of the Company's net revenues represented by each line item and the percentage change in each line item.



                                                                                       PERCENTAGE CHANGE
                                                  FISCAL YEAR ENDED MARCH 31,        -----------------------
                                              ------------------------------------    1997 TO      1996 TO
                                                1998           1997        1996        1998         1997
                                                ----           ----        ----        ----         ----
Net revenues                                        100%          100%        100%       50.0%        (28.8)%
Costs and expenses:
     Cost of revenues                              17.1          27.9        23.1        (8.0)        (14.2)
     Sales and marketing                           40.3          97.9        63.4       (38.2)          9.9
     Product development                           22.0          49.2        44.2       (33.1)        (20.6)
     General and administration                    18.8          51.6        31.1       (45.4)         18.0
     Restructuring charge                             -          10.7           -      (100.0)        100.0
                                              ---------      --------    --------

            Total costs and expenses               98.2         237.3       161.8
                                              ---------      --------    --------

Operating income (loss)                             1.8        (137.3)      (61.8)


    The following table sets forth for the periods indicated the revenues derived by the Company from the academic, consumer and professional markets and from other sources. Other revenues include royalty income, license fees and support services.



                                                                  FISCAL YEAR ENDED MARCH 31,
                                                           -------------------------------------------
                                                             1998             1997           1996
                                                             ----             ----           ----
                                                                          (in thousands)
Education                                                  $  5,357      $        2,523  $      3,688
Professional                                                    821                   -             -
Consumer                                                        652               1,978         2,533
Other revenues                                                   58                  90           226
                                                           --------      --------------   -----------

         Net revenues                                      $  6,888      $        4,591   $     6,447
                                                           ========      ==============   ===========

Fiscal 1998 Compared to Fiscal 1997

    Total net revenues increased 50.0% to $6,888,000 in fiscal 1998 compared to $4,591,000 in fiscal 1997 as a result of increased sales of the Company's high-end, flagship product in the education market, increased revenue from the professional market and increased licensing revenue. Total unit shipments of the Company's products decreased to approximately 120,000 units in fiscal 1998 from approximately 189,000 units in fiscal 1997. The increased net revenues and decreased unit shipments reflect higher revenues per unit shipped, which are the result of higher pricing for the Company's new flagship product, A.D.A.M. Interactive Anatomy released in the first quarter of fiscal 1998, distribution of lower priced consumer products such as A.D.A.M. The Inside Story and Nine Month Miracle through a third party, and greater focus on sale of higher margin education products during fiscal 1998.

     Net revenues from the education market increased 112.3% to 5,357,000 in fiscal 1998 from $2,523,000 in fiscal 1997 due primarily to increased sales of the flagship product education product, A.D.A.M. Interactive Anatomy, as well as increased unit sales of other, more mature products such as the Benjamin Cummings Interactive Physiology series and A.D.A.M. Practice Practical. The Company's agreement with Kainos represented $750,000 of the education market net revenues. In addition, in fiscal 1998 the Company recognized approximately $389,000 of revenue related to upgrade rights granted to purchasers of certain products that was deferred during fiscal 1997. As a percent of total net revenues, net revenues from the education market increased to 77.8% in fiscal 1998 compared to 54.9% in fiscal 1997.

    Net revenues from the consumer market decreased 67.0% to $652,000 in fiscal 1998 compared to $1,978,000 in fiscal 1997 due primarily to the March 1997 distribution agreement with Mindscape pursuant to which the Company receives royalties on the sale of consumer products rather than recognizing gross sales price as it had previously done. As a percent of total net revenues, net revenues from the consumer market decreased to 9.5% in fiscal 1998 compared to 43.1% in fiscal 1997.

     Net revenues from the professional market were $821,000 in fiscal 1998. These net revenues were derived from sales of custom services, license fees for software components developed by the Company, and product sales each of which accounted for 15%, 41%, and 44% of the total professional market net revenues, respectively. Approximately 47% of product sales, or $170,000, into this market resulted from sales of Medical-Legal Series products introduced during fiscal 1997. As a percent of total net revenues, net revenues from the professional market was 11.9% in fiscal 1998.

    The Company believes that anticipated future revenue growth will depend on, among other things, its ability to improve and upgrade existing products and become a content provider of anatomical imagery that can become more widely adopted through licensing models, education curriculums, professional market intranets and Internet website markets. Additionally, continued adoption of electronic commerce on the Internet, the extent of competition, unit pricing trends, the demand for its software in the education, consumer and professional markets and the performance of the Company's strategic partners in the areas of marketing, sales and distribution of the Company's products will be significant factors. In this regard, the Company considers its future revenues to be unpredictable.

    Cost of revenues decreased 8.0% to $1,178,000 in fiscal 1998 compared to $1,280,000 in fiscal 1997. Cost of revenues, which includes the cost of support, packaging, documentation, royalties and amortization of capitalized software development costs decreased primarily due to the significant reduction of consumer product units shipped as a result of the Mindscape distribution agreement reached in March 1997, partially offset by significant increases in royalty expenses related to increased sales of A.D.A.M. Benjamin/Cummings Interactive Physiology series products, increased capitalized software amortization and decreased software support costs. As a percent of total net revenues, cost of revenues decreased to 17.1% in fiscal 1998 compared to 27.9% in fiscal 1997 due to changes in product mix, specifically, the decreased unit sales of lower priced, lower margin consumer products, increased sales of the higher margin, higher priced flagship education product and the impact on net revenues from the recognition of income for certain education product sales that was deferred in fiscal 1997.

    Sales and marketing expenses decreased 38.2% to $2,778,000 in fiscal 1998 from $4,494,000 in fiscal 1997, primarily as a result of decreased marketing activities related to the sale and distribution of the company's consumer market products as a result of the March 1997 Mindscape distribution agreement. Sales and marketing costs attributable to sale and distribution of consumer products in fiscal 1997 totaled $1,693,000 and was insignificant for fiscal 1998, accounting for nearly the entire reduction in overall sales and marketing costs for fiscal 1998. As a percentage of total net revenues, sales and marketing expenses decreased to 40.3% in fiscal 1998 from 97.9% in fiscal 1997.

    Product development costs decreased 33.1% to $1,512,000 in fiscal 1998 from $2,260,000 in fiscal 1997 due primarily to decreases in salary and consulting costs incurred in fiscal 1997 associated with the development of language lexicons for the Company's international products and maintenance of the consumer product line in fiscal 1997. In addition, the amount of development costs capitalized for fiscal

1998 increased by $41,000 compared to fiscal 1997, primarily resulting from earlier achievement of "working models" in the development process of products developed during fiscal 1998. As a percentage of total net revenues, product development expenses decreased to 22.0% in fiscal 1998 from 49.2% in fiscal 1997. Total expenditures for product development, including capitalized expenses, decreased to $2,054,000 in fiscal 1998 compared to $2,761,000 in fiscal 1997. The Company capitalized product development expenses of $542,000 and $501,000 in fiscal 1998 and fiscal 1997, respectively, which represented 26.4% and 18.1% of total expenditure for product development in these respective periods. Amortization of capitalized product development cost totaled $340,000 and $119,000 in fiscal 1998 and 1997, respectively, and is included in cost of revenues described above.

    General and administrative expenses decreased 45.4% to $1,293,000 in fiscal 1998 from $2,369,000 in fiscal 1997. As a percentage of total net revenues, general and administrative expenses decreased to 18.8% in fiscal 1998 compared to 51.6% in fiscal 1997. The decrease was mainly due to decreased legal, rent, bad debt, investor relations, and salary expenses. Rent and salary decreases in fiscal 1998 are the result of the Company's restructuring in the second quarter of fiscal 1997.

    Interest income decreased 39.1% to $529,000 in fiscal 1998 from $869,000 in fiscal 1997 due to reduced average cash and short term securities balances during fiscal 1998. The lower balances during fiscal 1998 are the result of the Company's net loss during fiscal 1997.

Fiscal 1997 Compared to Fiscal 1996

    Total net revenues decreased 28.8% to $4,591,000 in fiscal 1997 compared to $6,447,000 in fiscal 1996 as a result of decreased sales of the Company's products to both the consumer and academic markets. Total unit shipments of the Company's products increased to approximately 189,000 units in fiscal 1997 from approximately 129,000 units in fiscal 1996. The decreased net revenues and increased unit shipments reflect lower revenues per unit shipped, which are the result of lower pricing of the Company's aging consumer products, price decreases for academic products implemented in April 1996, increased unit sales of lower priced academic products such as A.D.A.M., The Inside Story - School Edition and A.D.A.M. Practice Practical, heavy discounting of the high end A.D.A.M. Comprehensive product in anticipation of release of A.D.A.M. Interactive Anatomy and significantly increased volume sales of the newest flagship consumer title, A.D.A.M. The Inside Story - 1997 Edition (ATIS '97).

    Net revenues from the academic market decreased 31.6% to $2,523,000 in fiscal 1997 from $3,688,000 in fiscal 1996 due primarily to lower sales of the flagship academic product, A.D.A.M. Comprehensive, in anticipation by the market of an upgraded flagship product, as well as price reductions implemented at the beginning of fiscal 1997 which were not offset by the increased volume of units shipped. Also, the Company deferred approximately $389,000 of revenue during the second and third quarters of fiscal 1997 related to upgrade rights granted to purchasers of certain products. The upgraded versions were not released until after the close of fiscal 1997. As a percent of total net revenues, net revenues from the academic market decreased to 54.9% in fiscal 1997 compared to 57.2% in fiscal 1996.

    Net revenues from the consumer market decreased 21.9% to $1,978,000 in fiscal 1997 from $2,533,000 in fiscal 1996 due primarily to lower selling prices of aging consumer titles not offset by the increased unit volumes shipped of the newly released ATIS '97. Lower selling prices per unit of titles in the aging consumer product line, such as Nine Month Miracle and Life's Greatest Mysteries, did not result in significant increases in unit shipments of those titles, and adversely affected overall revenues per unit in the consumer market. As a percent of total net revenues, net revenues from the consumer market increased to 43.1% in fiscal 1997 compared to 39.3% in fiscal 1996.

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

    Sales and marketing expenses increased 9.9% to $4,494,000 in fiscal 1997 from $4,090,000 in fiscal 1996, primarily as a result of increased marketing activities such as the ADAM Across America Tour and Mothers Day promotions in support of A.D.A.M. The Inside Story - 1997 Edition and Nine-Month Miracle consumer products, respectively. Also, increased marketing activities relating to the launch (in the first quarter of fiscal 1998) of A.D.A.M. Interactive Anatomy and development of the professional market did not result in significant revenue for fiscal 1997. As a percentage of total net revenues, sales and marketing expenses increased to 97.9% in fiscal 1997 from 63.4% in fiscal 1996.

    Product development costs decreased 20.6% to $2,260,000 in fiscal 1997 from $2,847,000 in fiscal 1996 due primarily to decreases in consulting costs related to product development activity and a $408,000 increase in the amount of development costs capitalized for fiscal 1997 compared to fiscal 1996. The increase in capitalized development costs was primarily related to the significant resources allocated to A.D.A.M. Interactive Anatomy. This product was released in the first quarter of fiscal 1998. As a percentage of total net revenues, product development expenses increased to 49.2% in fiscal 1997 from 44.2% in fiscal 1996. Total expenditures for product development, including capitalized expenses, decreased to $2,761,000 in fiscal 1997 compared to $2,940,000 in fiscal 1996. The Company capitalized product development expenses of $501,000 and $93,000 in fiscal 1997 and fiscal 1996, respectively, which represented 18.1% and 3.2% of total expenditure for product development in these respective periods. Amortization of capitalized product development cost totaled $119,000 and $356,000 in fiscal 1997 and 1996, respectively, and was charged to and included in cost of revenues described above.

    General and administrative expenses increased 18.0% to $2,369,000 in fiscal 1997 from $2,008,000 in fiscal 1996. As a percentage of total net revenues, general and administrative expenses increased to 51.6% in fiscal 1997 from 31.1% in fiscal 1996. The increase was mostly due to legal fees of approximately $212,000 relating to the shareholder class action lawsuit. The Company does not expect these legal costs to continue in fiscal 1998. The decrease in premises rental cost as a result of the restructuring was realized beginning April 1, 1997.

    During the second quarter of fiscal 1997, the Company implemented the Plan, designed to enhance overall competitiveness, productivity and efficiency through the reduction of overhead costs. The Plan resulted in a pre-tax charge of approximately $490,000. The charge principally reflects severance costs resulting from workforce reductions of 29 employees and realignments throughout the Company, employee termination costs and costs associated with non-cancelable leases net of estimated sublease rental income. Total payments of approximately $301,000, primarily related to severance agreements were made subsequent to the implementation of the Plan. Accrued restructuring at March 31, 1997 was approximately $189,000.

    Interest expense decreased 97.5% to $8,000 in fiscal 1997 from $317,000 in fiscal 1996 primarily due to the repayment of outstanding indebtedness, consisting of principal and accrued interest outstanding under the subordinated bridge notes issued to certain investors in fiscal 1995, the Company's term loan with a bank and third party advances.

    Interest income increased 109.4% to $869,000 in fiscal 1997 from $415,000 in fiscal 1996 due to interest on the net proceeds from the Company's initial public offering completed in November 1995.

    The increase in capitalized software development costs in fiscal 1997 was due mainly to development costs related to ADAM Interactive Anatomy. During fiscal 1996 and the year ended March 31, 1995 ("fiscal 1995"), the majority of the

Company's development efforts were focused on consumer products, which generally reach TF much later in the development cycle due to their newly designed functionalities and uncertain content. Accordingly, development cost capitalization periods for the newly created consumer products was shorter than for AIA, which, as an academic product, drew upon a more established content and core technology base.

    The Company deferred the recognition of approximately $389,000 of revenue during the second and third quarters of fiscal 1997 due to free upgrade rights granted with the sale of certain academic products. Accordingly, the Company deferred liability at March 31, 1997 that it recognized as income during the first and second quarters of fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

    At March 31, 1998 the Company had cash and cash equivalents of $704,000, short-term investments of $7,664,000, and working capital of $9,011,000. Cash used in operating activities was $344,000 in fiscal 1998, $4,858,000 in fiscal 1997 and $2,601,000 in fiscal 1996, principally as a result of net losses for fiscal 1997 and fiscal 1996.

    The Company uses its working capital to finance ongoing operations and to fund expansion and development of its product lines. In addition, the Company evaluates from time to time other acquisitions of products or companies that compliment the Company's business. At this time, the Company is not committed to incur any significant capital expenditure in fiscal 1999.

    In April 1997, the Board of Directors adopted a stock repurchase program. The program authorized the repurchase of the Company's Common Stock from time to time prior to December 31, 1997 in open market transactions on the Nasdaq Stock market at an aggregate purchase price of up to $1 million. In February 1998, the Board approved continuation of the stock repurchase program up to the purchase of 25% of the Company's outstanding shares. Any repurchase of the Company's Common Stock will be made based upon market conditions and other factors. The Company will use cash on hand to fund the repurchase program, and the repurchased stock will be held as treasury stock. Pursuant to the program, the Company repurchased 635,550 shares of Common Stock on the open market for an average price of approximately $2.39 per common share and an aggregate purchase price of approximately $1,519,000 through June 30, 1997. Repurchased shares represented approximately 12.0% of the shares of Common Stock outstanding.

    The Company expects that cash flow from operations and existing cash and short-term investments will be adequate to meet the Company's cash requirements for at least the next two years.

YEAR 2000 COMPLIANCE

     The Company believes that all of its internal management information systems are currently Year 2000 compliant and, accordingly, does not anticipate any significant expenditures to remediate or replace existing internal-use systems. Although most of the Company's products are Year 2000 compliant, two products acquired by the Company from Mosby are not Year 2000 compliant. The Company is currently developing and testing solutions for its non-compliant products and currently estimates that all of these products will be Year 2000 compliant by mid-1999 at an estimated aggregate cost of approximately $25,000, including both remediation and testing costs. However, any unexpected difficulties in achieving Year 2000 compliance for the A.D.A.M. products could have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         This information is set forth under Item 14(a)(1) and (2).


ITEM. 9  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         FINANCIAL DISCLOSURES

         Not applicable

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The sections under the headings "Election of Directors" entitled "Nominees for Election - Term Expiring in 2001", "Directors Continuing in Office until 1999" and "Directors Continuing in Office until 2000" of the Proxy Statement for the Annual Meeting of shareholders to be held September 24, 1998 (the "Proxy Statement") are incorporated hereby by reference for information on Directors of the Registrant. See Item X in Part I hereof for information regarding executive officers of the Registrant. The section under the heading "Other Matters" entitled "Section 16(a) Beneficial Ownership Reporting Compliance" of the Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    The section under the heading "Election of Directors" entitled "Compensation of Directors" of the Proxy Statement and the sections under the heading "Executive Compensation" entitled "Summary Compensation Table", "Option Grants in Last Fiscal Year", "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values", "Employment Agreements", "Compensation Committee Interlocks and Insider Participation" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Proxy Statement are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The section under the heading "Common Stock Ownership by Management and Principal Shareholders" of the Proxy Statement is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The section under the heading "Certain Transactions" of the Proxy Statement is incorporated herein by reference.

PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) The following documents are included as part of this report:


                                                                                 Page
                                                                                 ----
       (1)  Financial Statements:
       Report of Independent Accountants                                          F-1
       Balance Sheet at March 31, 1998 and 1997                                   F-2
       Statement of Operations for the three years ended March 31, 1998           F-3
       Statement of Changes in Shareholders' Equity for the
            three years ended March 31, 1998                                      F-4
       Statement of Cash Flows for the three years ended March 31, 1998           F-5
       Notes to Financial Statements                                              F-6


       (2)  Financial Statement Schedule:
            For the three years ended March 31, 1998
                II - Valuation and Qualifying Accounts

        All other schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Financial Statements or Notes thereto.


  EXHIBIT
  NO.          DESCRIPTION
  ---          -----------
    *3.1   Amended and Restated Articles of Incorporation of the Company.
    *3.2   Amended and Restated By-Laws of the Company.
     4.1   Amended and Restated Articles of Incorporation of the Company
           (incorporated by reference to Exhibit 3.1).
     4.2   Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2).
    *4.3   Specimen Common Stock Certificate
    *4.4   Form of Option Certificate relating to the Company's 1992 Stock
           Option Plan
    *4.5   Form of Warrants to Purchase shares of Common Stock, dated April through  November 1994
    *4.6   Warrant issued to The Robinson-Humphrey Company on May 23, 1995
   *10.1   Amended and Restated 1992 Stock Option Plan
   *10.2   401(k) Adoption Agreement and Trust.
   *10.3   Employment Agreement between the Company and Robert S. Cramer, Jr., dated December 21, 1994.
   *10.4   Employment Agreement between the Company and Gregory M. Swayne, dated
           December 19, 1994.
   *10.5   Publishing Agreement by and between Williams & Wilkins and the
           Company, dated February 22, 1994
  *+10.6   Software Distribution Agreement between Broderbund Software, Inc. and the Company, dated as of June 1, 1994, as amended by Amendment No. 1, dated as of November 1, 1994.
  *+10.7   Software Reseller Agreement among the Company, Addison Wesley
           Longman, through its Addison Wesley/Benjamin Cummings Group Sales
           Force Division, Benjamin/Cummings, and Addison Wesley Publishers
           Ltd., dated as of August 4, 1994.
  *+10.8   Software Reseller Agreement among the Company and Addison Wesley
           Longman, through its Addison Wesley School Division, dated as of
           February 9, 1995.
  *+10.9   Software Reseller Agreement between Churchill Livingstone, Inc. and the Company, dated as of May 8, 1995.
 ***10.10  Amendment to Software  Reseller  Agreement between  Churchill
           Livingstone,  Inc. and the Company, dated as of December 23, 1996
   *10.11  Localization Agreement between Sunflowers Interactive Entertainment, a wholly-owned subsidiary

           of BOMICO, and the Company, dated June 28, 1995.
  *10.12   Software Reseller Agreement between BOMICO UNTERHALTUNGSSOFT-
           UND-HARDWARE VERTRIEBS GMBH and the Company, dated June 28, 1995.
  *10.13   Distribution Agreement with Ingram Micro, dated August 10, 1995
 **10.14   Addendum dated January 19, 1996 to Distribution Agreement with Ingram
           Micro, dated August 10, 1995.
  *10.15   Vendor Agreement between ABCO Distributors, Inc. and the Company, dated August 10, 1994.
 **10.16   Publishing/Developer  Agreement by and between J.S.K., Inc. and the
           Company,  dated as of November 30, 1995.
 **10.17   Localization Agreement between ZEMI Corp. and the Company dated
           June 7, 1996.
***10.18   Letter Agreement with Mindscape, Inc., dated February 26, 1997, setting forth distribution terms.
   10.19   Licensing and Distribution Agreement between Mindscape, Inc. and the
           Company dated June 13, 1997.
   10.20   Asset Purchase and Sale agreement between Mosby, Inc. and the Company dated October 16, 1998.
   10.21   Copyright  License Agreement between Kainos Laboratories, Inc. and the Company, dated December 29, 1997
   10.22   License Agreement between CNN Newssource, Inc. and the Company dated
           January 15, 1998.
   10.23   Sublease Agreement between UltimateCom of Atlanta, L.L.C. and the
           Company, dated January 15, 1998
    23.1   Consent of Price Waterhouse LLP
    27.1   Restated Financial Data Schedule - March 31, 1998 (for SEC use only)
    27.2   Restated Financial Data Schedule - December 31, 1997
    27.3   Restated Financial Data Schedule - September 30, 1997
    27.4   Restated Financial Data Schedule - June 30, 1997
    27.5   Restated Financial Data Schedule - March 31, 1997
    27.6   Restated Financial Data Schedule - March 31, 1997

---------------
* Incorporated by reference to the Company's Registration Statement on Form S-1, File No. 33-96864, dated September 12, 1995, as amended).
** Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.
*** Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997.
+ The Company has been granted confidential treatment of portions of this Exhibit. Accordingly, portions thereof have been omitted and filed separately.


(B) REPORTS ON FORM 8-K

    No reports on Form 8-K have been filed with the Securities and Exchange Commission during the fourth quarter of fiscal 1998.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            A.D.A.M. SOFTWARE, INC.

                           (Registrant)



                            By: /s/ Robert S. Cramer, Jr.
                               --------------------------------------------
                               Robert S. Cramer, Jr.
                               Chairman of the Board, Co-Founder, Chief
                               Executive Officer, and Director
                               Date:  June 26, 1998


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on June 26, 1998.


                  Signature                                 Title
                  ---------                                 -----

/s/ Robert S. Cramer, Jr.                    Chairman of the Board, Co-Founder, Chief
-----------------------------------          Executive Officer, and Director (Principal
Robert S. Cramer, Jr.                        Executive Officer)



/s/ Gregory M. Swayne                        Vice-Chairman, Co-Founder and Director
-----------------------------------
Gregory M. Swayne



/s/ Michael S. Fisher                        Director of Finance/Administration
-----------------------------------          (Principal Financial Officer)
Michael S. Fisher



/s/ Sally D. Elliott                         Director
-----------------------------------
Sally D. Elliott



                                             Director
-----------------------------------
Dr. Anthony J. Gatti



/s/ Daniel S. Howe                           Director
-----------------------------------
Daniel S. Howe



                                             Director
-----------------------------------
Hamilton Jordan



                                             Director
-----------------------------------
David O'Connor




/s/ John W. McClaugherty                     Director
-----------------------------------
John W. McClaugherty



                                             Director
-----------------------------------
Francis J. Tedesco, M.D.


                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of A.D.A.M Software, Inc.

In our opinion, the financial statements listed in the index appearing under
Item 14(a)(1) and (2) on page 24 present fairly, in all material respects, the financial position of A.D.A.M. Software, Inc., at March 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


                                        PRICE WATERHOUSE LLP


Atlanta, Georgia
May 22, 1998

A.D.A.M. SOFTWARE, INC.
Balance Sheets
(In thousands, except share data)
-------------------------------------------------------------------------------

                                                                           MARCH 31,
                                                                    -----------------------
                                                                      1998           1997
                                                                      ----           ----
ASSETS
Current assets
   Cash and cash equivalents                                        $    704       $  2,422
   Short-term investments                                              7,664          8,546
   Accounts receivable, net of allowances of $162
      and $459                                                         1,239            638
   Inventories                                                           467            375
   Prepaids and other                                                    124            108
                                                                    --------       --------
          Total current assets                                        10,198         12,089

Property and equipment, net                                              496            729
Software development costs, net                                          689            487
Restricted certificates of deposit                                       517            357
                                                                    --------       --------

          Total assets                                              $ 11,900       $ 13,662
                                                                    ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Accounts payable                                                 $    318       $    434
   Accrued liabilities                                                   375            562
   Accrued compensation and employee benefits                            247            259
   Accrued restructuring costs                                            --            189
   Deferred rent                                                         209            173
   Deferred revenue                                                       38            490
                                                                    --------       --------
          Total current liabilities                                    1,187          2,107
                                                                    --------       --------

Commitments and contingencies

Shareholders' equity
   Preferred stock, no par value; 9,062,500 shares authorized;
      no shares issued and outstanding                                    --             --
   Common stock, $0.01 par value; 20,000,000 shares
      authorized; 5,274,647 shares issued and outstanding                 52             52
   Common stock warrants                                                 135            135
   Additional paid-in capital                                         33,883         33,883
   Treasury stock at cost, 602,550 shares                             (1,420)            --
   Accumulated deficit                                               (21,937)       (22,515)
                                                                    --------       --------
                                                                      10,713         11,555
                                                                    --------       --------

          Total liabilities and shareholders' equity                $ 11,900       $ 13,662
                                                                    ========       ========


   The accompanying notes are an integral part of these financial statements.

A.D.A.M. SOFTWARE, INC.
Statement of Operations
(In thousands, except share data)
-------------------------------------------------------------------------------

                                                              YEAR ENDED MARCH 31,
                                                     --------------------------------------
                                                       1998           1997           1996
                                                       ----           ----           ----
Net revenues                                         $  6,888       $  4,591       $  6,447

Cost and expenses
   Cost of revenues                                     1,178          1,280          1,491
   Sales and marketing                                  2,778          4,494          4,090
   Product development                                  1,512          2,260          2,847
   General and administrative                           1,293          2,369          2,008
   Restructuring charge                                    --            490             --
                                                     --------       --------       --------
                                                        6,761         10,893         10,436
                                                     --------       --------       --------

        Operating income (loss)                           127         (6,302)        (3,989)

Interest expense                                           (3)            (8)          (317)
Interest income                                           529            869            415
                                                     --------       --------       --------
        Income (loss) before income taxes and
          extraordinary item                              653         (5,441)        (3,891)

Income taxes                                              (75)            --             --
                                                     --------       --------       --------
        Income (loss) before extraordinary item           578         (5,441)        (3,891)

   Extraordinary loss on extinguishment of debt
      (net of income tax benefit of $29)                   --             --            (46)
                                                     --------       --------       --------

        Net income (loss)                            $    578       $ (5,441)      $ (3,937)
                                                     ========       ========       ========

Basic net income (loss) per share
      Income (loss) before extraordinary item        $   0.12       $  (1.03)      $  (1.13)
      Extraordinary item                                   --             --           (.01)
                                                     --------       --------       --------

      Basic net income (loss) per share              $   0.12       $  (1.03)      $  (1.14)
                                                     ========       ========       ========

        Weighted average shares outstanding             4,916          5,258          3,673
                                                     ========       ========       ========

Diluted net income (loss) per share
      Income (loss) before extraordinary item        $   0.12       $  (1.03)      $  (1.13)
      Extraordinary item                                   --             --           (.01)
                                                     --------       --------       --------

      Diluted net income (loss) per share            $   0.12       $  (1.03)      $  (1.14)
                                                     ========       ========       ========

        Weighted average shares outstanding             4,959          5,258          3,673
                                                     ========       ========       ========


  The accompanying notes are an integral part of these financial statements.

A.D.A.M. SOFTWARE, INC.
Statement of Changes in Shareholders's Equity
(In thousands, except share data)
-------------------------------------------------------------------------------

                                               COMMON STOCK         ADDITIONAL    COMMON
                                          -----------------------     PAID-IN      STOCK      ACCUMULATED    TREASURY
                                            SHARES       AMOUNT       CAPITAL     WARRANTS      DEFICIT        STOCK        TOTAL
                                          ----------   ----------   ----------   ----------   -----------   ----------   ----------
BALANCE AT MARCH 31, 1995                  2,696,887   $       27   $   10,168   $       --   $  (12,138)   $       --   $   (1,943)
Issuance of common stock                   1,558,600           15       16,489           --           --            --       16,504
Retirement of common shares                 (125,000)          (1)                                  (999)           --       (1,000)
Accretion of discount on mandatorily
  redeemable convertible preferred stock          --           --         (244)          --           --            --         (244)
Conversion of mandatorily redeemable
  convertible preferred stock                762,500            8        6,186           --           --            --        6,194
Exercise of common stock options             341,660            3        1,184           --           --            --        1,187
Issuance of common stock warrants                 --           --           --          135           --            --          135
Net loss                                          --           --           --           --       (3,937)           --       (3,937)
                                          ----------   ----------   ----------   ----------   ----------    ----------   ----------

BALANCE AT MARCH 31, 1996                  5,234,647           52       33,783          135      (17,074)           --       16,896
Exercise of common stock options              40,000           --          100           --           --            --          100
Net loss                                          --           --           --           --       (5,441)           --       (5,441)
                                          ----------   ----------   ----------   ----------   ----------    ----------   ----------

BALANCE AT MARCH 31, 1997                  5,274,647           52       33,883          135      (22,515)           --       11,555

Repurchase of stock                               --           --           --           --           --        (1,420)      (1,420)
Net income                                        --           --           --           --          578            --          578
                                          ----------   ----------   ----------   ----------   ----------    ----------   ----------

BALANCE AT MARCH 31, 1998                  5,274,647   $       52   $   33,883   $      135   $  (21,937)   $   (1,420)  $   10,713
                                          ==========   ==========   ==========   ==========   ==========    ==========   ==========

  The accompanying notes are an integral part of these financial statements.

A.D.A.M. SOFTWARE, INC.
Statement of Cash Flows
(In thousands)
-------------------------------------------------------------------------------

                                                                            YEAR ENDED MARCH 31,
                                                                  ----------------------------------------
                                                                     1998            1997          1996
                                                                     ----            ----          ----
Cash flows from operating activities
   Net income (loss)                                               $    578       $ (5,441)      $ (3,937)
   Adjustments to reconcile net income (loss) to
      net cash used in operating activities
        Depreciation and amortization                                   707            576            796
        Accretion                                                        --             --           (118)
        Loss on extinguishment of debt                                                                 75
        Changes in assets and liabilities
          Accounts receivable                                          (601)          (190)           576
          Inventories                                                   (92)            58           (263)
          Prepaids and other assets                                     (16)             7           (115)
          Accounts payable                                             (116)           (92)           129
          Accrued liabilities                                          (187)           (52)           168
          Accrued interest                                               --           (158)           (13)
          Accrued compensation and employee benefits                    (12)            77             52
          Accrued restructuring costs                                  (189)           189             --
          Deferred rent                                                  36            (72)            49
          Deferred revenue                                             (452)           490             --
          Third party advances                                           --           (250)            --
                                                                   --------       --------       --------
             Net cash used in operating activities                     (344)        (4,858)        (2,601)
                                                                   --------       --------       --------

Cash flows from investing activities
   Purchases of short-term investments                              (32,116)       (29,363)       (20,803)
   Proceeds from sale of short-term investments                      32,998         31,798         10,000
   Purchases of property and equipment                                 (134)          (297)          (315)
   Redemption of restricted certificate of deposit                       --            191            183
   Software development costs                                          (542)          (501)           (93)
                                                                   --------       --------       --------
             Net cash provided (used) in investing activities           206          1,828        (11,028)
                                                                   --------       --------       --------

Cash flows from financing activities
   Proceeds from issuance of common stock, net of
      issuance costs, and exercise of options                            --            100         17,691
   Repurchase of common stock                                            --             --         (1,000)
   Proceeds from issuance of mandatorily redeemable
      preferred stock, net of issuance costs                             --             --          3,928
   Purchase of treasury shares                                       (1,420)            --             --
   Restricted certificate of deposit                                   (160)            --             --
   Repayments of notes payable                                           --             --         (2,578)
                                                                   --------       --------       --------
             Net cash provided by financing activities               (1,580)           100         18,041
                                                                   --------       --------       --------

(Decrease) increase in cash and cash equivalents                     (1,718)        (2,930)         4,412
Cash and cash equivalents, beginning of period                        2,422          5,352            940
                                                                   --------       --------       --------

Cash and cash equivalents, end of period                           $    704       $  2,422       $  5,352
                                                                   ========       ========       ========

  The accompanying notes are an integral part of these financial statements.

A.D.A.M. SOFTWARE, INC.
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

1.     DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A.D.A.M. Software, Inc. (A.D.A.M. or the Company) creates, publishes and markets educational multimedia software products that provide anatomical, medical, scientific and health-related information for the academic, professional, and consumer markets. The Company sells its products into the academic and consumer markets through alliances with distributors and original equipment manufacturers (OEMs) and by direct sales and marketing activities. A.D.A.M.(R) products incorporate internally developed, original medical illustrations with text, audio, photography, animation and video in easy-to-use, interactive software applications.

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

         REVENUE RECOGNITION

         Revenues are primarily derived from the sale of software products and from royalty agreements. Revenue from product sales is generally recognized at the time of shipment to customers, distributors or resellers or, in the case of consignment arrangements, at the time of shipment from the consignee to its customers. Revenues from royalty agreements are recognized as earned based upon performance or product shipment. Allowances for estimated returns are provided at the time of sale. The Company evaluates the adequacy of allowances for returns and doubtful accounts primarily based upon its evaluation of historical and expected sales experience and by channel of distribution. The estimates determined for reserves for returns and allowances are based upon information available at the reporting date. To the extent the future market, sell through experience, channels of distribution and general economic conditions change, the estimated reserves required for returns and allowances may also change. Payments received in advance of shipments are recorded as deferred revenue in the accompanying balance sheet and are recognized as revenue when the related software is shipped.

         CONCENTRATION OF CREDIT RISK

         Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of marketable securities and trade receivables. The Company restricts investment of marketable securities to short-term investment grade securities and direct or guaranteed obligations of the United States government.

         At March 31, 1998, the Company had a receivable due from one customer of $300,000. In addition, total sales to that customer were approximately 10.9% of net revenues during fiscal 1998.

         At March 31, 1997, the Company had receivables from each of two major distributors of approximately $269,000 and $137,000, respectively. Total sales to these distributors were approximately 16% and 3%, respectively, of net revenues during fiscal 1997.

A.D.A.M. SOFTWARE, INC.
NOTES TO FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

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

         SOFTWARE DEVELOPMENT COSTS

         Capitalized software development costs consist principally of salaries and certain other expenses directly related to development and modifications of software products capitalized in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed". Capitalization of such costs begins when a working model has been produced as evidenced by completion of design, planning, coding and testing such that the product meets its design specifications and has thereby established technological feasibility as defined in SFAS No. 86. Capitalization of such costs ends when the resulting product is available for general release to the public. Amortization of capitalized software development costs is provided at the greater of the ratio of current product revenue to the total of current and anticipated product revenue or on a straight-line basis over the estimated economic life of the software, which the Company has determined to be in the range of eighteen to twenty-four months. It is reasonably possible that those estimates of anticipated product revenues, the remaining estimated economic life of the product, or both will be reduced significantly in the near term due to changing technologies. As a result, the carrying amount of capitalized software costs may be reduced materially in the near term.

         RESTRICTED CERTIFICATES OF DEPOSIT

         In connection with the Company's noncancelable operating leases for its office space and telephone system, the Company is required to purchase certificates of deposit with a bank securing letters of credit guaranteeing payments under the leases (see Note 13). The certificates of deposit mature subsequent to March 31, 1999, bear interest at an average rate of approximately 5.50% and are carried at cost which approximates market.

         INCOME TAXES

         The Company accounts for income taxes utilizing the liability method and deferred income taxes are determined based on the estimated future tax effects of differences between the financial reporting and income tax basis of assets and liabilities given the provisions of the enacted tax laws. A valuation allowance is provided against deferred tax assets for which it is more likely than not that the asset will not be realized.

A.D.A.M. SOFTWARE, INC.
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

         STOCK-BASED COMPENSATION

         The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations and to elect the disclosure option of SFAS No. 123, "Accounting for Stock-Based Compensation". Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

         EARNINGS PER SHARE

         In fiscal 1998, the Company adopted SFAS No. 128, "Earnings Per Share". The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share is based on the weighted average number of common shares outstanding plus, when their effect is dilutive, potential common stock consisting of shares subject to stock options, stock warrants and convertible notes. As of March 31, 1998 potential common stock shares of 43,620 have been included in computing diluted earnings per share.

         The basic and diluted loss per share for fiscal 1996 gives effect to the accretion of a discount on previously outstanding mandatorily redeemable preferred stock (Note 8).

2.     MARKETABLE SECURITIES

         On March 31, 1998 and 1997, the Company held investments in marketable securities which it classified as held-to-maturity. Held-to-maturity securities represent those securities that the Company has both the positive intent and ability to hold to maturity and are carried at amortized cost. Securities with a maturity date within one year are classified as short-term investments and are stated at cost plus accrued interest.

A.D.A.M. SOFTWARE, INC.
NOTES TO FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

         Held-to-maturity securities at March 31, 1998 included the following (in thousands):


                                                                                 GROSS
                                                        AMORTIZED     FAIR     UNREALIZED
                                                          COST        VALUE    GAIN/(LOSS)
                                                        ---------    ------    -----------
         General Motors Commercial Paper, face
            value of $1,012,000, interest at 5.37%,
            due April 24, 1998                           $1,008      $1,008      $   --

         Merrill Lynch Commercial Paper, face
            value of $3,145,000, interest at 5.37%,
            due May 22, 1998                              3,121       3,121          --

         Merrill Lynch Commercial Paper, face
            value of $300,000, interest at 5.16%,
            due May 22, 1998                                298         298          --

         Toshiba Commercial Paper, face
            value of $1,500,000, interest at 5.50%,
            due June 9, 1998                              1,484       1,484          --

         Atlantis One Commercial Paper, face
            value of $1,774,000, interest at 5.46%,
            due June 18, 1998                             1,753       1,753          --
                                                         ------      ------      ------

                                                         $7,664      $7,664      $   --
                                                         ------      ------      ------

         There were no realized gains or losses for the years ended March 31, 1998, 1997 and 1996.

3.       INVENTORIES

         The components of inventory are summarized as follows (in thousands):

                                                                    MARCH 31,
                                                              -------------------
                                                              1998           1997
                                                              ----           ----
         Raw materials                                        $256           $158
         Finished goods                                        211            217
                                                              ----           ----
                                                              $467           $375
                                                              ----           ----

A.D.A.M. SOFTWARE, INC.
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

4.       PROPERTY AND EQUIPMENT

         Property and equipment is summarized as follows (in thousands):

         Depreciation and amortization of property and equipment totaled approximately $367,000, $457,000 and $440,000 for the years ended March 31, 1998, 1997 and 1996, respectively.

                                                                      MARCH 31,
                                                               ---------------------
                                                                 1998          1997
                                                                 ----          ----
         Computers                                             $ 1,194       $ 1,260
         Equipment                                                 299           271
         Furniture and fixtures                                    507           528
         Leasehold improvements                                    156           151
                                                               -------       -------
                                                                 2,156         2,210
         Less - Accumulated depreciation and amortization       (1,660)       (1,481)
                                                               -------       -------
                                                               $   496       $   729
                                                               -------       -------


5.       PRODUCT DEVELOPMENT EXPENDITURES

         Product development expenditures are summarized as follows (in thousands):


                                                              YEAR ENDED MARCH 31,
                                                      -----------------------------------
                                                        1998          1997          1996
                                                        ----          ----          ----
         Total development expenditures               $ 2,054       $ 2,761       $ 2,940
         Less: Additions to capitalized software
           development, prior to amortization            (542)         (501)          (93)
                                                      -------       -------       -------

         Product development expense                  $ 1,512       $ 2,260       $ 2,847
                                                      =======       =======       =======


         The activity in the capitalized software development account is summarized as follows (in thousands):


                                                     YEAR ENDED MARCH 31,
                                                -----------------------------
                                                 1998        1997        1996
                                                 ----        ----        ----
         Balance at beginning of year, net      $ 487       $ 105       $ 368
         Additions                                542         501          93
         Amortization expense                    (340)       (119)       (356)
                                                -----       -----       -----

         Balance at end of year, net            $ 689       $ 487       $ 105
                                                =====       =====       =====

A.D.A.M. SOFTWARE, INC.
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

6.       DEBT

         During fiscal 1996, the Company maintained a line of credit with a bank. At March 31, 1996, borrowings of $450,000 were available under the line of credit agreement through May 1996 bearing interest at prime (8.25% at March 31, 1996) plus 1% with an annual renewal fee of 1% of the unused line of credit. The line of credit was collateralized by substantially all of the Company's assets. The Company terminated the line of credit agreement during the year ended March 31, 1997.

         At March 31, 1996, the Company had unsecured advances of $250,000 plus accrued interest payable due to a third party. The advances were paid in full during the year ended March 31, 1997.

7.       INCOME TAXES

A.D.A.M. SOFTWARE, INC.
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

         The provision for income taxes differs from the amount computed by applying the applicable U.S. statutory federal income tax rate of 34 percent to income (loss) before income taxes and extraordinary item as a result of the following (in thousands):

                                                                YEAR ENDED MARCH 31,
                                                        -----------------------------------
                                                          1998          1997          1996
                                                          ----          ----          ----
         Federal tax provision (benefit) on income
           (loss) before income taxes and
           extraordinary item at statutory federal
           income tax rate                              $   222       $(1,850)      $(1,319)

         (Increase) decrease due to:
           Change in valuation allowance                   (205)        2,042         1,430
           State taxes                                       26          (255)         (117)
           Research and development credits                 (37)          (38)          (12)
           Foreign taxes withheld                            75            --            --
           Other                                             (6)          101            18
                                                        -------       -------       -------
                                                        $    75       $    --       $    --
                                                        -------       -------       -------



         The components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                                    MARCH 31,
                                                             ---------------------
                                                               1998          1997
                                                               ----          ----
         Deferred tax assets
           Accrued expenses                                  $   201       $   229
           Deferred revenue                                        1           186
           Allowance for doubtful accounts                        17           174
           Fixed assets                                          104            12
           Research and development credits                      173           150
           Net operating loss carryforwards                    7,262         7,133
                                                             -------       -------
                                                               7,758         7,884
                                                             -------       -------
         Deferred tax liabilities
           Software development costs                           (264)         (185)
                                                             -------       -------
                                                                (264)         (185)
                                                             -------       -------
         Net deferred tax asset before
           valuation allowance                                 7,494         7,699

         Valuation allowance                                  (7,494)       (7,699)
                                                             -------       -------

                                                             $    --       $    --
                                                             =======       =======

         At March 31, 1998, the Company had net operating loss and general business credit carryforwards available for tax purposes of approximately $19,100,000 and $173,000, respectively, which will expire in years 2007 through 2013. Under the Tax Reform Act of 1986, the amounts of, and the benefit from, net operating loss carryforwards may be impaired or limited in certain circumstances, including ownership changes (as defined by the Internal Revenue Service).

         At March 31, 1998 and 1997, the Company has recorded a valuation allowance equal to its net deferred tax assets as management believes it is more likely than not that the net deferred tax assets will not be realized. Management's estimate of the valuation allowance could be effected in the near term based on taxable income generated in future periods.

A.D.A.M. SOFTWARE, INC.
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

8.       MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

         Upon consummation of the Company's initial public offering in November 1995, 762,500 shares of Series A mandatorily redeemable convertible preferred stock (Convertible Preferred Stock) were automatically converted into an equal number of common stock shares. During the year ended March 31, 1996, accretion of the discount on the Convertible Preferred Stock of $244,000 was recorded as a charge to additional paid-in capital and a credit to the Convertible Preferred Stock account.

9.       TREASURY STOCK

         In April 1997, the Company's Board of Directors adopted a stock repurchase program. The program authorized repurchase of the Company's common stock from time to time In open market transactions on the Nasdaq Stock market. During the year, the Company repurchased common stock at various times during fiscal 1998 with an aggregate cost for all shares purchased of $1.4 million. The Company used cash on hand to fund the repurchase program, and the repurchased stock is held as treasury stock.

10.      COMMON STOCK OPTIONS AND WARRANTS

         The Company. has two stock option plans (the 1992 Option Plan and the 1991 Option Plan) under which the Company may grant incentive or non-qualified stock options to full-time employees and key persons. Options are granted at an exercise price which is not less than fair market value of the Company's common stock as determined by the Company's Board of Directors and vest ratably over a three-year period. Options granted under the 1992 Option Plan expire ten years from the date of grant. As of March 31, 1997, all options granted under the 1991 Option Plan were exercised or expired. No further grants under the 1991 Option Plan are authorized.

         In addition to the options granted under the 1992 and 1991 Option Plans, the Company has granted options to purchase shares of its common stock to certain employees, directors and consultants in connection with their association with the Company. These options vest from immediate to ratably over three years and have terms from five to ten years.

A.D.A.M. SOFTWARE, INC.
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

         The following table summarizes stock option activity for the three years ended March 31, 1998:


                                                                                  OPTION PRICE
                                                                  SHARES            PER SHARE
                                                               -------------     ---------------
   Outstanding at March 31, 1995                                  1,495,627      $  2.00 - 11.11

      Granted                                                       449,758         4.75 - 12.00
      Exercised                                                    (341,660)        2.00 -  7.00
      Canceled or expired                                          (473,990)        3.00 - 11.11
                                                               -------------     ---------------
   Outstanding at March 31, 1996                                  1,129,735         2.00 - 12.00

      Granted                                                        83,400         2.25 -  2.50
      Exercised                                                     (40,000)        2.00 -  3.00
      Canceled or expired                                          (551,108)        2.38 - 11.11
                                                               -------------     ---------------
   Outstanding at March 31, 1997                                    622,027         2.25 - 12.00

      Granted                                                       515,600         2.00 - 10.00
      Exercised                                                           -                    -
      Canceled or expired                                          (173,300)        2.00 - 11.11
                                                               -------------     ---------------

   Outstanding at March 31, 1998                                    964,327      $  2.00 - 12.00
                                                               =============     ===============

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

A.D.A.M. SOFTWARE, INC.
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

11.      STOCK COMPENSATION

         The Company has adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation ("SFAS 123")". Accordingly, no compensation cost has been recognized for options issued to employees under the Company's stock option plans. Had compensation cost for the Company's stock option grants described in Note 10 been determined based on the fair value at the grant date for awards in fiscal 1998,1997 and 1996 consistent with the provisions of SFAS 123, the Company's net income (loss) and income (loss) per share would have been changed to the pro forma amounts indicated below (in thousands, except per share amounts):




                                                                  1998            1997         1996
                                                                  ----            ----         ----
Net income (loss)
                                        As reported            $      578      $  (5,441)   $ (3,937)
                                        Pro forma                     380         (5,566)     (4,395)
Basic and diluted net income
   (loss) per share
                                        As reported            $      .12      $   (1.03)   $  (1.14)
                                        Pro forma                     .07          (1.05)      (1.19)


         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 1998, 1997 and 1996, respectively: dividend yield of 0% for all years; expected volatility of 56% for all years; average risk-free interest rates of 6.01%, 6.22% and 5.88%; and expected life of 3.5 years for all years.

         A summary of the status of the Company's stock option grants as of March 31, 1998, 1997 and 1996 and changes during the years ending on those dates is presented below:


                                                  1998                          1997                           1996
                                       ----------------------------  ----------------------------   --------------------------
                                                       Weighted                       Weighted                       Weighted
                                                        Average                       Average                        Average
                                                       Exercise                       Exercise                       Exercise
                                         Shares          Price          Shares         Price           Shares         Price
                                       ------------  --------------  -------------  -------------   -------------  -----------
Outstanding at beginning of year           622,027     $  6.03         1,129,735     $  6.20         1,495,627       $  5.85
   Granted                                 515,600        4.96            83,400        2.41           449,758         17.11
   Exercised                                     -           -           (40,000)       2.41          (341,660)         3.48
   Forfeited                              (173,300)       3.48          (551,108)       6.75          (473,990)         7.28
                                       -----------                   -----------                   -----------

   Outstanding at end of year              964,327        5.75           622,027        6.03         1,129,735          6.20
                                       ===========                   ===========                   ===========

   Options exercisable at end
      of year                              370,039                       444,523                       670,835

   Weighted-average fair value
      of options granted during
       the year                        $       .95                   $      1.18                   $      4.44

A.D.A.M. SOFTWARE, INC.
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

         The following table summarizes information about stock options outstanding at March 31, 1998:

                                        OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                         ----------------------------------------------------    ----------------------------
                                              WEIGHTED
                                               AVERAGE          WEIGHTED                            WEIGHTED
                             NUMBER           REMAINING          AVERAGE            NUMBER           AVERAGE
   RANGE OF               OUTSTANDING        CONTRACTUAL        EXERCISE         EXERCISABLE        EXERCISE
EXERCISE PRICE             AT 3/31/98           LIFE              PRICE           AT 3/31/98          PRICE

$ 2.00 to   2.94                289,200       7.9  years       $   2.27               39,900        $ 2.29
$ 4.75 to   7.00                298,360       5.7                  6.00              176,727          5.12
$ 8.00 to  12.00                376,767       7.3                  8.88              153,412          9.06
                         --------------                                            ---------
$ 2.00 to  12.00                964,327       7.0                  6.01              370,039          6.45
                         ==============                                            =========

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

12.      RELATED PARTY TRANSACTIONS

         During fiscal 1998 and 1997, the Company sold approximately $17,000 and $11,000, respectively, of product to Addison Wesley Longman, Inc., a shareholder in the Company. During fiscal 1998, 1997 and 1996, the Company sold approximately $42,000, $-0- and $308,000, respectively, of product to Benjamin/Cummings (BC), a subsidiary of a shareholder of the Company. The Company earned royalty revenues of approximately $217,000, $134,000 and $93,000, related to BC during fiscal 1998,1997 and 1996, respectively. Additionally, the Company purchased approximately $43,000, $22,000 and $30,000 of product from BC during fiscal 1998, 1997 and 1996, respectively, and paid royalty expense to BC of approximately $215,000, $70,000 and $47,000, respectively.

         During fiscal 1997 and 1996, J.S.K., Inc. (JSK), whose president is a director and shareholder of the Company, paid the Company approximately $68,000 and $86,000 in licensing and rental fees, respectively. Additionally, during fiscal 1996, the Company sold approximately $64,000 of product to JSK.

         During fiscal 1996, an officer and shareholder of the Company borrowed $25,000 as evidenced by a Promissory Note which bore interest at 12% per annum. The Promissory Note was repaid in November 1995.

         During fiscal 1995, the Company issued subordinated debt in the amount of $718,750 and $600,000 to an officer and shareholder of the Company and to other entities operated by a director of the Company, respectively. The subordinated notes payable

A.D.A.M. SOFTWARE, INC.
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

         bore interest at 15%, were payable in quarterly instalments, and due on varying maturity dates from May 2, 1996 through November 29, 1996. The subordinated notes payable issued during fiscal 1995 included 35,938 and 17,500 warrants exercisable into an equal number of shares of common stock for $8.00 per share. The warrants are exercisable beginning on the first anniversary date of the issuance of the notes and expire five years thereafter. During fiscal 1996, the Company repaid the subordinated debt with proceeds from the Company's initial public offering. The related warrants remain outstanding at March 31, 1998.

13.      COMMITMENTS AND CONTINGENCIES

         The Company leases office space and equipment under noncancelable lease agreements expiring on various dates through 2002. At March 31, 1998, future minimum rentals for noncancelable leases with terms in excess of one year were as follows (in thousands):

                                                                        MINIMUM
      YEAR ENDING                                                        ANNUAL
        MARCH 31                                                        RENTALS
        --------                                                        -------
         1999                                                          $     524
         2000                                                                522
         2001                                                                522
         2002                                                                522
         2003                                                                175
                                                                       ---------
         Thereafter                                                    $   2,265
                                                                       =========

         Rent expense for the years ended March 31, 1998, 1997 and 1996 was approximately $417,000, $640,000 and $663,000, respectively.

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

14.      SUPPLEMENTAL CASH FLOW INFORMATION

         Cash and cash equivalents include cash on hand and on deposit and highly liquid investments with an original maturity of three months or less. Cash payments for interest during fiscal years 1998, 1997 and 1996 were approximately $ -0-, $-0- and $329,000, respectively.

A.D.A.M. SOFTWARE, INC.
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


         Noncash investing and financing activities having an impact on the balance sheet are as follows:


                                                                             YEAR ENDED MARCH 31,
                                                                  ---------------------------------------
                                                                      1998           1997            1996
                                                                      ----           ----            ----
Convertible Preferred Stock accretion                             $      -        $     -         $   244
Conversion of Convertible Preferred Stock                                -              -           6,194
Issuance of common stock warrants                                        -              -             135

15.      PRODUCT SALES

         The Company exports its products through agreements with international and domestic distributors which grant territorial rights. During the years ended March 31, 1998, 1997 and 1996, the Company had net revenue from international sales of approximately $1,643,00, $709,000 and $983,000, respectively. A summary of revenues by geographic area is as follows (in thousands):




                                                                      YEAR ENDED MARCH 31,
                                                           -------------------------------------------
                                                               1998           1997           1996
                                                               ----           ----           ----
      United States                                        $      5,245      $   3,882       $    5,464
      Europe                                                        371            474              359
      Pacific Rim and Asia                                        1,003            119              370
      Other                                                         269            116              254
                                                           ------------      ---------       ----------
                                                           $      6,888      $   4,591       $    6,447
                                                           ============      =========       ==========

         No geographic region within Europe accounted for more than 10% of total sales during the three year period ended March 31, 1998.

16.      RESTRUCTURING

         During the second quarter of fiscal 1997, the Company implemented a restructuring Plan (the Plan) designed to enhance overall competitiveness, productivity and efficiency through the reduction of overhead costs. The Plan resulted in a pre-tax charge of approximately $490,000. The charge principally reflects severance costs resulting from realignments throughout the Company, including workforce reductions of 29 employees, employee termination costs and costs associated with non-cancelable leases net of estimated sublease rental income. Total payments of approximately $301,000, primarily related to severance agreements were made subsequent to the implementation of the Plan. There are no accrued restructuring costs remaining at March 31, 1998.