Form 10-Q
period 1998-06-30
A D A M SOFTWARE INC
filed 1998-08-14
CIK 863650

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: June 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from
                                        ---------------------------

                         Commission file Number: 0-26962


                                 A.D.A.M. Software, Inc.
         -----------------------------------------------------------------------
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

                                  770-980-0888
                                  ------------
              (Registrant's telephone number, including area code)


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

                    Yes        X         No
                          -----------         -----------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of August 10, 1998 there were 4,641,230 shares of the Registrant's Common Stock, par value $.01 per share, outstanding (excluding shares held in treasury by the Registrant).

                             A.D.A.M. Software, Inc.
                                      Index


                         Part I - Financial Information


   ITEM 1. Financial Statements

           Condensed Balance Sheet at
           June 30, 1998 and March 31, 1998..................................  3


           Condensed Statement of Operations
           for the Three Months Ended
           June 30, 1998 and 1997............................................  4


           Condensed Statement of Cash
           Flows for the Three Months
           Ended June 30, 1998 and 1997......................................  5


           Notes to Condensed Financial Statements...........................  6


   ITEM 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations.....................  8


                           Part II - Other Information


   ITEM 6. Exhibits and Reports on Form 8-K.................................. 10

PART I:  FINANCIAL INFORMATION       A.D.A.M. Software, Inc.
FINANCIAL STATEMENTS                Condensed Balance Sheet

                                                                               June 30,        March 31,
                                                                                 1998            1998
                                                                                 ----            ----
                                                                              (unaudited)

                                                                          (in thousands, except share data)

ASSETS

Current assets:
      Cash and cash equivalents                                                 $   492        $   704
      Short-term investments                                                      7,310          7,664
      Accounts receivable (net of allowances
           of $154 and $162, respectively)                                        1,625          1,239
      Inventories                                                                   414            467
      Prepaids and other                                                            115            124
                                                                                -------        -------

        Total current assets                                                      9,956         10,198

Property and equipment, net                                                         485            496
Software development costs, net                                                     703            689
Restricted certificate of deposit                                                   521            517
                                                                                -------        -------

                                                                                $11,665        $11,900
                                                                                =======        =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                                          $   254        $   318
      Other accrued liabilities                                                     597            869
                                                                                -------        -------

Total current liabilities                                                           851          1,187


Convertible preferred stock, no par value; 10,000,000 shares authorized;
      0 Series A shares issued and outstanding                                       --             --

Common Stock, $.01 par value; 20,000,000 authorized; 5,275,280 and
      5,274,647 shares issued and outstanding                                        52             52

Other shareholders' equity                                                       10,762         10,661
                                                                                -------        -------

                                                                                $11,665        $11,900
                                                                                =======        =======

The accompanying notes are an integral part of these financial statements.

                            A.D.A.M. Software, Inc.
                       Condensed Statement of Operations
                                  (unaudited)

                                                       Three Months Ended
                                                            June 30,
                                                     ----------------------
                                                       1998           1997
                                                       ----           ----

                                                (in thousands, except share data)

Net revenues                                         $ 1,748        $ 1,737
                                                     -------        -------

Cost and expenses
    Cost of revenues                                     341            243
    Sales and marketing                                  738            766
    Product development                                  355            375
    General and administrative                           221            295
                                                     -------        -------
                                                       1,655          1,679
                                                     -------        -------

    Operating income                                      93             58

Interest income                                          115            143
Interest expense                                          --             (3)
                                                     -------        -------

Income before income taxes                               208            198

Income taxes                                              --             --
                                                     -------        -------


     Net income                                      $   208        $   198
                                                     =======        =======

Basic and diluted net income per common share        $  0.04        $  0.04
                                                     =======        =======

Weighted average number of common shares
    and common share equivalents outstanding           4,759          5,108
                                                     =======        =======


The accompanying notes are an integral part of these financial statements.

                             A.D.A.M. Software, Inc.
                        Condensed Statement of Cash Flow
                                  (unaudited)

                                                           Three Months Ended
                                                                June 30,
                                                         -----------------------
                                                           1998            1997
                                                           ----            ----

                                                               (in thousands)

Net cash used in operating activities                    $  (249)        $  (701)

Investing activities
   Purchases of property and equipment                       (71)              2
   Purchase of short-term investments                      7,625          (7,964)
   Proceeds from sale of short term investments           (7,271)          8,462
   Software development costs                               (139)           (140)
                                                         -------         -------

   Net cash provided by investing activities                 144             360

Financing activities
   Purchase of treasury shares                              (109)           (729)
   Proceeds from exercise of common stock options              2              --
                                                         -------         -------

   Net cash used by financing activities                    (107)           (729)


Decrease in cash and cash equivalents                       (212)         (1,070)

Cash and cash equivalents, beginning of period               704           2,423
                                                         -------         -------

Cash and cash equivalents, end of period                 $   492         $ 1,353
                                                         =======         =======

The accompanying notes are an integral part of these financial statements.

                             A.D.A.M. Software, Inc.
             Notes to the Condensed Financial Statements (Unaudited)
                                  June 30, 1998


1.       BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the general instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 1999. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1998, which include audited financial statements for the year ended March 31, 1998.


2.       SHORT-TERM INVESTMENTS

At June 30, 1998, the Company held certain short-term investments in marketable debt and equity securities which it classified as held-to-maturity. Held-to-maturity securities represent those securities that the Company has both the positive intent and ability to hold to maturity, and are carried at amortized cost. Securities with a maturity date within one year are classified as short-term investments as a part of Current Assets and are stated at fair value plus accrued interest. Net unrealized losses on held-to-maturity securities have not been recognized in the accompanying financial statements. There were no realized gains or losses for the three month period ended June 30, 1998.


3        INVENTORIES

Inventories consist principally of computer software media and related shipping supplies and are stated at the lower of specific cost or market. Cost is determined using the first-in, first-out method.

The components of inventory are summarized as follows (in thousands):

                                                          June 30,
                                                          --------
                                                     1998          1997
                                                     ----          ----
         Raw Materials                               $250          $170
         Finished Goods                               164           277
                                                     ----          ----
                                                     $414          $447
                                                     ====          ====

                             A.D.A.M. Software, Inc.
             Notes to the Condensed Financial Statements (Unaudited)
                                  June 30, 1998
                                   (continued)

4.       INCOME PER COMMON SHARE

Net diluted income per common share is computed by dividing net income applicable to common stock by the weighted average number of outstanding shares of common stock during the applicable periods. Common stock equivalents consisting of the Company's stock options and warrants are included in the calculation of diluted net income per common share if their effect is dilutive.


5.       LEGAL PROCEEDINGS

On April 25, 1996, a class action lawsuit in Fulton County Superior Court in Atlanta, Georgia was filed against the Company and certain of its then officers and directors. The complaint alleges violations of sections 11, 12(2) and 15 of the Securities Act of 1933, violations of the Georgia Securities Act and negligent misrepresentation arising out of alleged disclosure deficiencies in connection with the Company's initial public offering, which was completed on November 10, 1995. The complaint seeks compensatory damages and reimbursements for plaintiff's fees and expenses. A motion to dismiss is pending and the Company and its officers and directors are vigorously defending against the allegations.


6.       SUPPLEMENTAL CASH FLOW INFORMATION

Cash and cash equivalents include cash on hand and on deposit and highly liquid investments with an original maturity of three months or less. Cash payments for the three months ended June 30, 1998 and 1997 include interest of approximately $0 and $3,300, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following information should be read in conjunction with the financial statements and the notes thereto and in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998.

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

RESULTS OF OPERATIONS

REVENUES. Total net revenues increased 1% to $1,748,000 for the three months ended June 30, 1998 compared to $1,737,000 for the three months ended June 30,1997. Revenue from the domestic education market increased approximately 10% to $1,187,000, comprising approximately 68% of total revenue for the three months ended June 30, 1998 compared to $1,077,000 or 62% of total revenue for the three months ended June 30, 1997. The increased revenue from the domestic education market is mainly the result of higher revenues per unit for the three months ended June 30, 1998 compared to lower per unit revenues from upgrade sales of the newly released flagship education product during the three months ended June 30, 1997. International market and consumer market sales decreased 61% and 50% to $96,000 and $86,000, respectively, for the three months ended June 30, 1998 compared to $244,000 and $170,000 for the three months ended June 30, 1997. The decreases in international and consumer market sales were partially offset by increased sales to professional markets (legal, healthcare, and licensing markets) totaling $402,000 for the three months ended June 30, 1998 compared to $18,000 for the three months ended June 30, 1997.

COST OF REVENUES. Cost of revenues increased 40% to $341,000 for the three months ended June 30, 1998 from $243,000 for the three months ended June 30, 1997 due to increases in royalty expenses attributable to increased sales of the ADAM Interactive Physiology products, increased amortization of software development costs, and increased component costs for the first quarter of fiscal 1999. Amortization of capitalized software development costs increased 121% to $124,000 compared to $56,000 for the three months ended June 30, 1997 due to the completion and release of products throughout fiscal 1998. Shipped product component costs increased 41% to $106,000 for the three months ended June 30, 1998 compared to $75,000 for the three months ended June 30, 1997 due to increased per unit costs of the Company's education flagship product during the three months ended June 30, 1998 and also due to a reduction of sales return reserves for the three months ended June 30, 1997 related to the Company outsourcing its consumer product distribution with Mindscape, Inc. As a percentage of total net revenues, cost of revenues increased to 20% for the three months ended June 30, 1998 from 14% for the three months ended June 30, 1997.

SALES AND MARKETING. Sales and marketing expenses decreased 4% to $738,000 for the three months ended June 30, 1998 compared to $766,000 for the three months ended June 30, 1997. Sales and marketing expenses for the three months ended June 30, 1997 included significant expenses to launch the Company's newly released academic flagship product, ADAM Interactive Anatomy. In addition, compensation expenses for the three months ended June 30, 1998 are lower as a result of the Company's restructuring plan implemented in September 1996. These expense reductions for the three months ended June 30, 1998 were partially offset by approximately $78,000 in costs associated with the Company's increased focus the healthcare market and the licensing of its products. As a percentage of total net revenues, sales and marketing expenses decreased to 42% for the three months ended June 30, 1998 compared to 44% for the three months ended June 30, 1997.

PRODUCT DEVELOPMENT. Product development expenses decreased 5% to $355,000 for the three months ended June 30, 1998 from $375,000 for the three months ended June 30, 1997. Total capitalization of software development costs remain unchanged at $139,000 for the three months ended June 30, 1998 compared to $140,000 for the three months ended June 30, 1997 and other product development expenses have not materially changed due to consistent investment, cost control, and development of new products. As a percentage of total net revenues, product development expenses decreased to 20% for the three months ended June 30, 1998 compared to 22% for the three months ended June 30, 1997.

GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased 25% to $221,000 for the three months ended June 30, 1998 from $295,000 for the three months ended June 30, 1997 primarily due to compensation related adjustments.
As a percentage of total net revenues, general and administrative expenses decreased to 13% for the three months ended June 30, 1998 compared to 17% for the three months ended June 30, 1998.

As a result of the factors described above, operating income increased $35,000 to $93,000 for the three months ended June 30, 1998 compared to $58,000 for the three months ended June 30, 1997.

The Company had net income of $208,000 or 4 cents per share for the three months ended June 30, 1998, compared with net income of $198,000 or 4 cents per share for the three months ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1998, the Company had cash and short-term investments of $7,817,000 and working capital of $9,091,000.

The Company uses its working capital to finance ongoing operations, fund the development and introduction of new products and acquire capital equipment. As of June 30, 1998 the Company had repurchased 634,050 shares of common stock on the open market for an average price of approximately $2.41 per common share for an aggregate purchase price of approximately $1,529,000. Repurchased shares represent approximately 12% of the shares of common stock issued and outstanding as of June 30, 1998. The Company has been authorized by its Board of Directors to purchase up to 25% of the common shares issued and outstanding.

The Company expects that cash flows from operations and existing cash and short-term investments will be adequate to meet the Company's cash requirements, including its stock repurchase plans, for the short and long term, i.e. twelve months or less and one to two years, respectively.

YEAR 2000 COMPLIANCE

The Company believes that all of its internal management information systems are currently Year 2000 compliant and, accordingly, does not anticipate any significant expenditures to remediate or replace existing internal-use systems. Although most of the Company's products are Year 2000 compliant, two products acquired by the Company from Mosby, Inc. during fiscal 1998 are not Year 2000 compliant. The Company is currently developing and testing solutions for its non-compliant products and currently estimates that all of these products will be Year 2000 compliant by mid-1999 at an estimated aggregate cost of approximately $25,000, including both remediation and testing costs. Substantially all of the software used by the Company to process internal records and to support its operations are obtained from third party vendors. These vendors have either communicated that their software is Year 2000 compliant or that non-compliant software will be made Year 2000 compliant under maintenance contracts. Costs to make any third-party software Year 2000 compliant should not have a material impact on Company. However, any unexpected difficulties in achieving Year 2000 compliance for the A.D.A.M. products or third-party products could have a material adverse effect on the Company's business, financial condition and results of operations.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         Exhibits
         27    Financial Data Schedule

         (b) No reports on Form 8-K have been filed with the Securities and Exchange Commission during the first quarter of fiscal 1999.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              A.D.A.M. Software, Inc.
                                              (Registrant)


                                              /s/ Robert S. Cramer, Jr.
                                              ----------------------------------
                                              Robert S. Cramer, Jr.
                                              Chairman of the Board, Co-Founder,
                                              Chief Executive Officer

                                              /s/ Michael S. Fisher
                                              ----------------------------------
                                              Michael S. Fisher
                                              Director of Finance/Administration
                                              (Principal financial officer)


                                              Date:  August 14, 1998