Form 10-Q
period 1998-09-30
A D A M SOFTWARE INC
filed 1998-11-16
CIK 863650

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: September 30, 1998

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from    _____________________


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

                        1600 RiverEdge Parkway, Suite 800
                             Atlanta, Georgia 30328
             ------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  770-980-0888
                       -----------------------------------
              (Registrant's telephone number, including area code)


                                       N/A
-----------------------------------------------------------------------------
          (Former name or former address, if changed since last report)


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

As of November 10, 1998 there were 4,428,040 shares of the Registrant's Common Stock, par value $.01 per share, outstanding (excluding shares held in treasury by the Registrant).

                             A.D.A.M. Software, Inc.
                                      Index


                         Part I - Financial Information
                         ------------------------------

ITEM 1. Financial Statements

        Condensed Balance Sheet at
        September 30, 1998 and March 31, 1998..................................3


        Condensed Statement of Operations
        for the Three and Six Months Ended
        September 30, 1998 and 1997............................................4


        Condensed Statement of Cash
        Flows for the Six Months
        Ended September 30, 1998 and 1997......................................5


        Notes to Condensed Financial Statements................................6


ITEM 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations..........................8



                           Part II - Other Information
                           ---------------------------

ITEM 4. Submission of Matters to a Vote of Security Holders...................13

ITEM 6. Exhibits and Reports on Form 8-K......................................13

PART I: FINANCIAL INFORMATION
FINANCIAL STATEMENTS

                            A.D.A.M. Software, Inc.
                            Condensed Balance Sheet


                                                                               September 30,      March 31,
                                                                                    1998             1998
                                                                                    ----             ----
                                                                                (unaudited)
                                                                            (in thousands, except share data)
ASSETS
Current assets:
      Cash and cash equivalents                                                   $   463          $   704
      Short-term investments                                                        6,513            7,664
      Accounts receivable (net of allowances
           of $165 and $162, respectively)                                          1,830            1,239
      Inventories                                                                     370              467
      Prepaids and other                                                              125              124
                                                                                  -------          -------

         Total current assets                                                       9,301           10,198

Property and equipment, net                                                           504              496
Software development costs, net                                                       745              689
Restricted certificate of deposit                                                     522              517
                                                                                  -------          -------

                                                                                  $11,072          $11,900
                                                                                  =======          =======


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                                            $   357          $   318
      Other accrued expenses                                                          691              869
                                                                                  -------          -------

Total current liabilities                                                           1,048            1,187


Convertible preferred stock, no par value; 10,000,000 shares authorized;
      no shares issued and outstanding                                                 --               --

Common Stock, $.01 par value; 20,000,000 authorized; 5,275,280 and
      5,274,647 shares issued and outstanding                                          52               52

Other shareholders' equity                                                          9,972           10,661
                                                                                  -------          -------

                                                                                  $11,072          $11,900
                                                                                  =======          =======

The accompanying notes are an integral part of these condensed financial statements.

                            A.D.A.M. Software, Inc.
                       Condensed Statement of Operations
                       (in thousands, except share data)
                                  (unaudited)


                                                                 Three Months Ended                   Six Months Ended
                                                                    September 30,                       September 30,
                                                              -------------------------          -------------------------
                                                                1998              1997             1998              1997
                                                                ----              ----             ----              ----
Net revenues                                                  $ 1,402           $ 1,773          $ 3,151           $ 3,511
                                                              -------           -------          -------           -------

Cost and expenses
     Cost of revenues                                             390               317              731               560
     Sales and marketing                                          713               755            1,451             1,521
     Product development                                          330               411              686               787
     General and administrative                                   357               283              578               579
                                                              -------           -------          -------           -------
                                                                1,790             1,766            3,446             3,447
                                                              -------           -------          -------           -------

Operating income (loss)                                          (388)                7             (295)               64
     Interest income                                              108               132              223               272
                                                              -------           -------          -------           -------

Income (loss) before income taxes                                (280)              139              (72)              336

      Income Taxes                                                 --                --               --                --
                                                              -------           -------          -------           -------

Net income (loss)                                             $  (280)          $   139          $   (72)          $   336
                                                              =======           =======          =======           =======

Basic and diluted net income (loss) per common share          $ (0.06)          $  0.03          $ (0.02)          $  0.06
                                                              =======           =======          =======           =======

Weighted average number of common shares
     and common share equivalents outstanding                   4,569             5,164            4,614             5,272
                                                              =======           =======          =======           =======


The accompanying notes are an integral part of these condensed financial statements.

                            A.D.A.M. Software, Inc.
                        Condensed Statement of Cash Flow
                                 (in thousands)
                                  (unaudited)




                                                           Six Months Ended September 30,
                                                              1998                1997
                                                           ----------         -----------
Net cash used in operating activities                       $   (283)          $   (647)
                                                            --------           --------

Investing activities
    Purchases of property and equipment                         (177)               (73)
    Purchase of short-term investments                       (13,228)           (12,695)
    Proceeds from sale of short term investments              14,380             14,657
    Software development costs                                  (317)              (232)
                                                            --------           --------

    Net cash provided by investing activities                    658              1,657

Financing activities
    Purchase of treasury shares                                 (618)              (827)
    Proceeds from exercise of common stock options                 2                 --
                                                            --------           --------

    Net cash provided by financing activities                   (616)              (827)


Increase (decrease) in cash and cash equivalents                (241)               183

Cash and cash equivalents, beginning of period                   704              2,422
                                                            --------           --------

Cash and cash equivalents, end of period                    $    463           $  2,605
                                                            ========           ========

The accompanying notes are an integral part of these condensed financial statements.

                             A.D.A.M. Software, Inc.
             Notes to the Condensed Financial Statements (Unaudited)
                               September 30, 1998


1.       BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the general instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended March 31, 1999. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1998, which include audited financial statements for the year ended March 31, 1998.


2.       SHORT-TERM INVESTMENTS

At September 30, 1998 the Company held certain short-term investments in marketable debt and equity securities which it classified as held-to-maturity. Held-to-maturity securities represent those securities that the Company has both the positive intent and ability to hold to maturity, and are carried at amortized cost. Securities with a maturity date within one year are classified as short-term investments as a part of Current Assets and are stated at fair value plus accrued interest. Net unrealized losses on held-to-maturity securities have not been recognized in the accompanying financial statements. There were no realized gains or losses for the three and six month periods ended September 30, 1998 and 1997.


3.       INVENTORIES

Inventories consist principally of computer software media and related shipping supplies and are stated at the lower of specific cost or market. Cost is determined using the first-in, first-out method.

The components of inventory are summarized as follows (in thousands):

                                                           September 30,
                                                        ------------------
                                                        1998          1997
                                                        ----          ----
         Raw Materials                                  $221          $220
         Finished Goods                                  149           224
                                                        ----          ----
                                                        $370          $444
                                                        ====          ====

                             A.D.A.M. Software, Inc.
             Notes to the Condensed Financial Statements (Unaudited)
                               September 30, 1998
                                   (continued)

4.       INCOME (LOSS) PER COMMON SHARE

The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128) during 1997. SFAS 128 provides for new accounting principles to be used in the calculation of earnings per share and was effective for both interim and annual periods ended after December 15, 1997. The Company has restated its net income (loss) per share for all periods presented to give effect to SFAS No. 128. Basic earnings per share is based upon the weighted average number of issued common shares for each period. Diluted earnings per share is based upon the addition of the effect of common stock equivalents (stock options) to the denominator of the basic earnings per share calculation, using the treasury stock method.


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


6.       SUPPLEMENTAL CASH FLOW INFORMATION

Cash and cash equivalents include cash on hand and on deposit and highly liquid investment investments with an original maturity of three months or less. Cash payments for the six months ended September 30, 1998 and 1997 include interest of approximately $0 and $3,400, respectively.


7.       COMPREHENSIVE INCOME

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130) to be effective for fiscal years beginning after December 15, 1997. This statement requires that all items which are to be recognized as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as net income (loss). The Company's comprehensive income
(loss) is the same as its net income (loss).

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



RESULTS OF OPERATIONS


REVENUES. Total net revenues decreased 21% to $1,402,000 for the three months ended September 30, 1998 compared to $1,773,000 for the three months ended September 30, 1997, primarily attributable to decreased international sales volume and lower revenues from the domestic education market. International revenues decreased approximately 64% to $90,000 for the three months ended September 30, 1998 as a result of the Company's efforts to rebuild international distribution channels. Domestic education market revenues decreased approximately 12% to $1,179,000 due to lower back-to-school purchasing levels by educational institutions. For the six months ended September 30, 1998, total net revenues decreased 10% to $3,151,000 compared to $3,511,000 for the six months ended September 30, 1997 due to decreased international, domestic education and consumer market sales, partially offset by increased sales to the legal and healthcare markets and increased licensing revenues. International, domestic education and consumer market sales decreased by approximately 62%, 2%, and 64% to $187,000, $2,365,000 and $86,000 respectively for the six months ended September 30, 1998, while sales to legal and healthcare markets and licensing revenues for the six months ended September 30, 1998 increased 682% to $554,000.

COST OF REVENUES. Cost of revenues increased 23% to $390,000 for the three months ended September 30, 1998 from $317,000 for the three months ended September 30, 1997 due to increases in royalty expenses attributable to increased sales of the ADAM Interactive Physiology products and increased amortization of capitalized software. For the six months ended September 30, 1998, cost of revenues increased 31% to $731,000 compared to $560,000 for the six months ended September 30, 1997 due to increased royalty and amortization expenses. Amortization of capitalized software development costs increased 76% and 79% to $137,000 and $261,000 for the three and six month periods ended September 30, 1998, respectively, due to the completion and release of products throughout fiscal 1998 which currently reflect full periods of amortization. As a percentage of total net revenues, cost of revenues increased to 28% for the three months ended September 30, 1998 from 18% for the three months ended September 30, 1997. As a percentage of total net revenue, cost of revenues increased to 23% for the six months ended September 30, 1998 compared to 16% for the six months ended September 30, 1997. The decreases in revenues and increased expenses described above have reduced the gross margin earned by the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

SALES AND MARKETING. Sales and marketing expenses decreased 6% to $713,000 for the three months ended September 30, 1998 compared to $755,000 for the three months ended September 30, 1997 and decreased 5% to $1,451,000 for the six months ended September 30, 1998 compared to $1,521,000 for the six months ended September 30, 1997. Sales and marketing expenses for the three and six month periods ended September 30, 1997 included significant expenses to launch the Company's newly released academic flagship product, ADAM Interactive Anatomy and the Company did not expend such amounts during the first and second quarters of fiscal 1999. The expense reductions for the three and six month periods ended September 30, 1998 were partially offset by approximately $108,000 and $215,000, respectively, in costs associated with the Company's increased focus on the healthcare market and licensing of its products. As a percentage of total net revenues, sales and marketing expenses increased to 51% and 46% for the three and six month periods ended September 30, 1998, respectively, compared to 43% and 43% for the three and six month periods ended September 30, 1997.

PRODUCT DEVELOPMENT. Product development expenses decreased 20% to $330,000 for the three months ended September 30, 1998 from $411,000 for the three months ended September 30, 1997, and decreased 13% to $686,000 for the six months ended September 30, 1998 compared to $787,000 for the six months ended September 30, 1997. Total capitalization of software development costs increased $86,000 for the three and six months ended September 30, 1998 compared to the corresponding periods ended September 30, 1997 and other product development expenses have not materially changed for the three and six month periods ending September 30, 1998 due to improved cost controls and the Company's consistent development of new products. As a percentage of total net revenues, product development expenses increased to 24% for the three months ended September 30, 1998 and 22% for the six months ended September 30, 1998 compared to 23% and 22% for the three months and six months ended September 30, 1997, respectively.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 26% to $357,000 for the three months ended September 30, 1998 from $283,000 for the three months ended September 30, 1997 primarily due to a decrease in the provision required for bad debt during fiscal 1998. General and administrative expenses were consistent at $578,000 compared to $579,000 for the six months ended September 30, 1998 and 1997, respectively. Significant increases in professional fees resulting from increased licensing activity, the Company's focused evaluation of management strategies and increased investor relation costs resulted in higher reporting costs which were offset by compensation related adjustments during the three month period ended June 30, 1998. As a percentage of total net revenues, general and administrative expenses increased to 25% and 18% for the three months and six months ended September 30, 1998, respectively, compared to 16% and 16% for the three months and six months ended September 30, 1997.

As a result of the factors described above, operating income decreased $395,000 to a loss of $388,000 for the three months ended September 30, 1998 from a profit of $7,000 for the three months ended September 30, 1997. Operating income decreased $359,000 to a loss of $295,000 from income of $64,000 for the six months ended September 30, 1998 and 1997, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


The Company had a net loss of ($280,000) or 6 cents per share for the three months ended September 30, 1998, compared with net income of $139,000 or 3 cents per share for the three months ended September 30, 1997. The Company had a net loss of ($72,000) or 2 cents per share compared with net income of $336,000 or 6 cents per share for the six months ended September 30, 1998 and 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1998, the Company had cash and short-term investments of $6,976,000 and working capital of $8,254,000.

The Company uses its working capital to finance ongoing operations, fund the development and introduction of new products and acquire capital equipment. As of September 30, 1998 the Company has repurchased 791,040 shares of common stock on the open market for an average price of approximately $2.58 per common share for an aggregate purchase price of approximately $2,038,000. Repurchased shares represent approximately 15.0% of the shares of common stock issued and outstanding as of September 30, 1998. The Company has been authorized by its Board of Directors to purchase up to 25% of the common shares issued and outstanding.

The Company expects that cash flows from operations and existing cash and short-term investments will be adequate to meet the Company's cash requirements, including its stock repurchase plans, for the next twenty-four months.

YEAR 2000 COMPLIANCE

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Company's computer equipment and software and devices with imbedded technology that are time-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Company has an initiative to ensure that its computer equipment and software will function properly with respect to dates in the Year 2000 and thereafter. The term "computer equipment and software" includes systems for product development, production and testing, accounting, data processing, telephone/PBX, contact management, and other miscellaneous systems as well as other systems not traditionally thought of as "computer-related" technologies such as fax machines, copiers, or other miscellaneous equipment and software. These systems may contain imbedded technology, which complicate the Company's Year 2000 identification, assessment, remediation, and testing efforts. Based upon its identification and assessment efforts to date, the Company believes that its mission critical systems either are currently, or are committed by their vendors to be Year 2000 compliant. The Company plans to avail itself of any remedies developed by its systems vendors and/or publishers that address current Year 2000 deficiencies, including currently known deficiencies or those discovered prior to Year 2000. In addition, in the ordinary course of replacing computer equipment and software, the Company will attempt to obtain replacements that are Year 2000 compliant. By utilizing its internal resources to ongoingly assess, test, and remediate potential and discovered Year 2000 issues, the Company believes that it is on schedule and current with its current initiative.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Products developed by the Company have been internally tested for Year 2000 compliance by its Quality Assurance team. All internally developed products have been confirmed as Year 2000 compliant; however, two products acquired by the Company from Mosby, Inc. during fiscal 1998 are not Year 2000 compliant. The Company has not reached a decision with regard to remedying the two products, nor has it reached a decision with regard to continued sale of those products beyond fiscal 1999. Through the second quarter of fiscal 1999, the Company has sold approximately $56,000, or 8,846 units of the non-compliant products and estimates total exposure to remedy, which shall solely be the refund of the purchase price for such products, to be not greater than $25,000.

The Company believes that the cost of its Year 2000 identification, assessment, remediation and testing efforts will not exceed $50,000, which expenditures will be funded from operating cash flows. Such amount represents less than 5% of the actual and anticipated information system equipment, software technology, and product production expenditures for fiscal 1999 and 2000. The Company estimates having spent approximately $5,000 as of the end of the second quarter of fiscal 1999 on quality assurance testing of its products. Other non-Year 2000 product production and system technology efforts have not been materially delayed or impacted by the Year 2000 initiative. The Company presently believes that the Year 2000 issue will not pose significant operational problems for the Company. However, if all Year 2000 issues are not properly identified, there can be no assurance that the Year 2000 issue will not materially adversely impact the Company's results of operations or adversely affect the Company's relationships with customers, vendors or others. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material adverse impact on the Company's systems or results of operations.

         The Company has not yet begun a comprehensive analysis of the operational problems and costs (including loss of revenues) that would be reasonably likely to result from the failure by the Company and certain third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis. A contingency plan has not been developed for dealing with the most reasonably likely worst case scenario and such scenario has not yet been clearly identified. The Company currently plans to complete such analysis and contingency planning by September 30, 1999.

         The costs of the Company's Year 2000 identification, assessment, remediation and testing efforts and the dates on which the Company believes it will complete such efforts are based upon management's best estimates, which were derived using numerous assumptions regarding future events, including the availability of certain resources and other factors. There can be no assurance that these estimates will prove to be accurate and actual results could differ materially from those currently anticipated. Specific factors that could cause such material differences include, but are not limited to, the ability to identify, assess, and remediate and test all relevant computer codes and embedded technology, and similar uncertainties. In addition, variability of definitions of "compliance with Year 2000" and the myriad of different products and services, and combinations thereof, sold by the Company may lead to claims whose impact on the Company is not currently estimable. No assurance can be given that the aggregate cost of defending and resolving such claims, if any, will not materially adversely affect the Company's results of operations. Although some of the Company's agreements and contracts with third parties contain provisions requiring such parties to indemnify the Company under some circumstances, there can be no assurance that such indemnification arrangements will cover all of the Company's liabilities and costs related to claims by third parties related to the Year 2000 issue.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONCLUDED)

SEGMENT REPORTING

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (FAS 131) to be effective for fiscal years beginning after December 15, 1997. This Statement requires a Company to report financial and descriptive information about its operating segments, on the same basis used internally by management. This Statement will not affect the financial position, results of operations, or cash flows of the Company. However, the Statement has the potential of increasing the amount of information disclosed by the Company in future annual and interim financial reports.

                           PART II - OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A.D.A.M. Software, Inc. held its 1998 Annual Meeting of Shareholders on September 24, 1998. The following items were voted upon and the results of the voting were as follows:

1. To elect three directors to serve on the Company's Board of Directors until the 2001 Annual Meeting of Shareholders and one director to serve until the 2000 Annual Meeting of Shareholders or until their successors have been duly elected and qualified. The nominees Ms. Elliott and Messrs. Jordan and Swayne were elected to the Company's Board of Directors until the year 2001, and Ms. Davis was elected until the year 2000. There were 3,667,390 votes for and 3,400 votes withheld for Ms. Elliott; 3,667,896 votes for and 7,668 votes withheld for Mr. Jordan; 3,670,371 votes for and 425 votes withheld for Mr. Swayne; and 3,667,471 votes for and 3,325 votes withheld for Ms. Davis.

2. To ratify the appointment of PricewaterhouseCoopers LLP as the Company's independent auditors for the fiscal year ending March 31, 1999. The votes of the stockholders to ratify the appointment of PricewaterhouseCoopers LLP as the Company's independent auditors were as follows: 3,668,733 in favor, 850 opposed, and 1,213 withheld.

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



                                             A.D.A.M. SOFTWARE, INC.





DATE 11/13/98                                /s/ Robert S. Cramer
                                             -------------------------------
                                             Robert S. Cramer
                                             Chairman and CEO
                                             (principal executive officer)



                                             /s/ Michael S. Fisher
                                             -------------------------------
                                             Michael S. Fisher
                                             Secretary and Director of
                                             Finance
                                             (principal financial officer)