Form 10-Q
period 1998-12-31
A D A M SOFTWARE INC
filed 1999-02-16
CIK 863650

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------
                                   FORM 10-Q

  /X/    QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: DECEMBER 31, 1998
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM

                        COMMISSION FILE NUMBER: 0-26962

                            ------------------------

                            A.D.A.M. SOFTWARE, INC.

             (Exact Name of Registrant as Specified in its charter)

                  GEORGIA                              58-1878070
      (STATE OR OTHER JURISDICTION OF       (IRS EMPLOYER IDENTIFICATION NO.)
       INCORPORATION OR ORGANIZATION)

                       1600 RIVEREDGE PARKWAY, SUITE 800
                             ATLANTA, GEORGIA 30328
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                   (ZIP CODE)
                                  770-980-0888
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
                                      N/A
         (FORMER NAME OR FORMER ADDRESS, IF CHANGED SINCE LAST REPORT)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES  /X/             NO  / /

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of February 10, 1999 there were 4,438,507 shares of the Registrant's Common Stock, par value $.01 per share, outstanding (excluding shares held in treasury by the Registrant).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            A.D.A.M. SOFTWARE, INC.
                                     INDEX

                         PART I--FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Balance Sheet at
           December 31, 1998 and March 31, 1998...........................................          3

           Condensed Statement of Operations
           for the Three and Nine Months Ended
           December 31, 1998 and 1997.....................................................          4

           Condensed Statement of Cash
           Flows for the Nine Months
           Ended December 31, 1998 and 1997...............................................          5

           Notes to Condensed Financial Statements........................................          6

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations..................................          8

                           PART II--OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K...............................................  13

PART I: FINANCIAL INFORMATION
  FINANCIAL STATEMENTS

                            A.D.A.M. SOFTWARE, INC.
                            CONDENSED BALANCE SHEET

                                                                                          DECEMBER 31,   MARCH 31,
                                                                                              1998         1998
                                                                                          ------------  -----------
                                                                                          (UNAUDITED)

                                                                                            (IN THOUSANDS, EXCEPT
                                                                                                 SHARE DATA)
                                         ASSETS
Current assets:
  Cash and cash equivalents.............................................................   $    1,300    $     704
  Short-term investments................................................................        5,527        7,664
  Accounts receivable (net of allowances of $227 and $162, respectively)................        1,134        1,239
  Inventories...........................................................................          409          467
  Prepaids and other....................................................................          136          124
                                                                                          ------------  -----------
      Total current assets..............................................................        8,506       10,198
Property and equipment, net.............................................................          474          496
Software development costs, net.........................................................          667          689
Restricted certificate of deposit.......................................................          524          517
                                                                                          ------------  -----------
                                                                                           $   10,171    $  11,900
                                                                                          ------------  -----------
                                                                                          ------------  -----------
                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable......................................................................   $      346    $     318
  Other accrued expenses................................................................          515          869
                                                                                          ------------  -----------
Total current liabilities...............................................................          861        1,187
Convertible preferred stock, no par value; 10,000,000 shares authorized; no shares
  issued and outstanding................................................................       --           --
Common Stock, $.01 par value; 20,000,000 authorized; 5,280,747 and 5,274,647 shares
  issued and outstanding................................................................           53           52
Other shareholders' equity..............................................................        9,257       10,661
                                                                                          ------------  -----------
                                                                                           $   10,171    $  11,900
                                                                                          ------------  -----------
                                                                                          ------------  -----------

    The accompanying notes are an integral part of these condensed financial statements.

                            A.D.A.M. SOFTWARE, INC.

                       CONDENSED STATEMENT OF OPERATIONS

                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                                              THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                                 DECEMBER 31,          DECEMBER 31,
                                                                             --------------------  --------------------
                                                                               1998       1997       1998       1997
                                                                             ---------  ---------  ---------  ---------
Net revenues...............................................................  $   1,113  $   1,801  $   4,264  $   5,312
                                                                             ---------  ---------  ---------  ---------
Cost and expenses
  Cost of revenues.........................................................        286        312      1,017        872
  Sales and marketing......................................................        610        648      2,061      2,169
  Product development......................................................        427        345      1,112      1,132
  General and administrative...............................................        463        351      1,041        929
                                                                             ---------  ---------  ---------  ---------
                                                                                 1,786      1,656      5,231      5,102
                                                                             ---------  ---------  ---------  ---------
Operating income (loss)....................................................       (673)       145       (967)       210
  Interest income..........................................................         94        127        316        399
                                                                             ---------  ---------  ---------  ---------
Income (loss) before income taxes..........................................       (579)       272       (651)       609
  Income Taxes.............................................................     --             75     --             75
                                                                             ---------  ---------  ---------  ---------
Net income (loss)..........................................................  $    (579) $     197  $    (651) $     534
                                                                             ---------  ---------  ---------  ---------
                                                                             ---------  ---------  ---------  ---------
Basic and diluted net income (loss) per common share.......................  $   (0.13) $    0.04  $   (0.14) $    0.10
                                                                             ---------  ---------  ---------  ---------
                                                                             ---------  ---------  ---------  ---------
Weighted average number of common shares and common share equivalents
  outstanding..............................................................      4,447      5,167      4,559      5,253
                                                                             ---------  ---------  ---------  ---------
                                                                             ---------  ---------  ---------  ---------

    The accompanying notes are an integral part of these condensed financial statements.

                            A.D.A.M. SOFTWARE, INC.

                        CONDENSED STATEMENT OF CASH FLOW

                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                NINE MONTHS ENDED
                                                                                                   DECEMBER 31,
                                                                                               --------------------
                                                                                                 1998       1997
                                                                                               ---------  ---------
Net cash used in operating activities........................................................  $    (163) $    (447)
                                                                                               ---------  ---------
Investing activities
  Purchases of property and equipment........................................................       (243)       (90)
  Purchase of short-term investments.........................................................    (18,720)   (19,926)
  Proceeds from sale of short term investments...............................................     20,858     20,802
  Software development costs.................................................................       (383)      (418)
                                                                                               ---------  ---------
Net cash provided by investing activities....................................................      1,512        368
Financing activities
  Purchase of treasury shares................................................................       (766)      (864)
  Proceeds from exercise of common stock options.............................................         13     --
                                                                                               ---------  ---------
  Net cash used by financing activities......................................................       (753)      (864)
Increase (decrease) in cash and cash equivalents.............................................        596       (943)
Cash and cash equivalents, beginning of period...............................................        704      2,422
                                                                                               ---------  ---------
Cash and cash equivalents, end of period.....................................................  $   1,300  $   1,479
                                                                                               ---------  ---------
                                                                                               ---------  ---------

    The accompanying notes are an integral part of these condensed financial statements.

                            A.D.A.M. SOFTWARE, INC.

            NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                               DECEMBER 31, 1998

1. BASIS OF PRESENTATION

    The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the general instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ended March 31, 1999. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1998, which includes audited financial statements for the year ended March 31, 1998.

2. SHORT-TERM INVESTMENTS

    At December 31, 1998 the Company held certain short-term investments in marketable debt and equity securities which it classified as held-to-maturity. Held-to-maturity securities represent those securities that the Company has both the positive intent and ability to hold to maturity, and are carried at amortized cost. Securities with a maturity date within one year are classified as short-term investments as a part of Current Assets and are stated at fair value plus accrued interest. Net unrealized losses on held-to-maturity securities have not been recognized in the accompanying financial statements. There were no realized gains or losses for the three and nine months ended December 31, 1998 and 1997.

3. INVENTORIES

    Inventories consist principally of computer software media and related shipping supplies and are stated at the lower of specific cost or market. Cost is determined using the first-in, first-out method.

    The components of inventory are summarized as follows (in thousands):

                                                                             12/31/98      3/31/98
                                                                            -----------  -----------
Raw Materials.............................................................   $     226    $     256
Finished Goods............................................................         183          211
                                                                                 -----        -----
                                                                             $     409    $     467
                                                                                 -----        -----
                                                                                 -----        -----

4. EARNINGS PER SHARE

    The Company computes basic earnings per share based upon the weighted average number of issued common shares for each period. Diluted earnings per share is based upon the addition of the effect of common stock equivalents (stock options) to the denominator of the basic earnings per share calculation, using the treasury stock method.

5. LEGAL PROCEEDINGS

    On April 25, 1996, a class action lawsuit in Fulton County Superior Court in Atlanta, Georgia was filed against the Company and certain of its then officers and directors. The complaint alleges violations of sections 11, 12(2) and 15 of the Securities Act of 1933, violations of the Georgia Securities Act and

                            A.D.A.M. SOFTWARE, INC.

                               DECEMBER 31, 1998

5. LEGAL PROCEEDINGS (CONTINUED)
negligent misrepresentation arising out of alleged disclosure deficiencies in connection with the Company's initial public offering, which was completed on November 10, 1995. The complaint seeks compensatory damages and reimbursements for plaintiff's fees and expenses. A motion to dismiss is pending and the Company and its officers and directors are vigorously defending against the allegations.

6. SUPPLEMENTAL CASH FLOW INFORMATION

    Cash and cash equivalents include cash on hand and on deposit and highly liquid investment investments with an original maturity of three months or less. There were no cash payments of interest for the nine months ended December 31, 1998 and 1997.

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

RESULTS OF OPERATIONS

    REVENUES. Net revenues decreased $688,000, or 38%, to $1,113,000 for the three months ended December 31, 1998 compared to $1,801,000 for the three months ended December 31, 1997, primarily due to revenue of $750,000 from a single, one-time licensing agreement recorded as international market revenue during the three months ended December 31, 1997. Excluding revenue from such licensing agreement, revenue for the three months ended December 31, 1998 increased $62,000, or 6%, compared to the three months ended December 31, 1997. International revenues, excluding the December 1997 licensing agreement, decreased approximately $101,000, or 50%, from $204,000 for the three months ended December 31, 1997 to $103,000 for the three months ended December 31, 1998 primarily as a result of the Company's restructuring of distribution channels for that market. Including revenue from the December 1997 licensing agreement, international revenues decreased $851,000, or 89%, to $103,000 for the three months ended December 31, 1998 from $954,000 for the three months ended December 31, 1997. Domestic education market revenues for the three months ended December 31, 1998 increased approximately $122,000, or 20%, to $748,000 from $626,000 for the three months ended December 31, 1997 due to higher purchasing levels by educational institutions.

    Net revenues decreased $1,048,000, or 20%, to $4,264,000 for the nine months ended December 31, 1998 compared to $5,312,000 for the nine months ended December 31, 1997. Excluding revenue from the December 1997 licensing agreement, net revenues decreased approximately $298,000, or 7%, to $4,264,000 for the nine months ended December 31, 1998 from $4,562,000 for the nine months ended December 31, 1997 primarily due to lower international, domestic education and consumer market revenues. Excluding revenue from the December 1997 licensing agreement, international revenues decreased approximately $408,000, or 58%, to $289,000 for the nine months ended December 31, 1998 from $697,000 for the nine months ended December 31, 1997 as a result of the Company's restructuring of distribution channels for that market. Including revenue from the December 1997 licensing agreement, international revenue decreased $1,158,000, or 80%, to $289,000 for the nine months ended December 31, 1998 from $1,447,000 for the nine months ended December 31, 1997. Domestic education revenue decreased by $171,000, or 5%, to $3,057,000 for the nine months ended December 31, 1998 from $3,228,000 for the nine months ended December 31, 1997 due to reduced revenues from the Company's maturing flagship academic product, ADAM Interactive Anatomy, which was released in April, 1997. Consumer product revenues decreased approximately $95,000, or 38%, to $154,000 for the nine months ended December 31, 1998 from $249,000 for the nine months ended December 31, 1997 due to reductions in end-user demand resulting from aging of those products. These reductions in international, domestic education, and consumer market revenues were partially offset by an increase in revenue from legal and healthcare professional markets of $469,000, or 176%, to $736,000 for the nine months ended December 31, 1998 from $267,000 for the nine months ended December 31, 1997 as a result of the Company's focus on and initiatives to leverage content into those markets.

    COST OF REVENUES. Cost of revenues decreased $26,000, or 8%, to $286,000 for the three months ended December 31, 1998 from $312,000 for the three months ended December 31, 1997 due to a decrease in royalty expenses attributable to the ADAM Interactive Physiology products and lower inventory raw materials and warehousing costs of $14,000. These decreases were partially offset by increased amortization of capitalized software totaling $49,000 for the three months ended December 31, 1998. As a percentage of net revenues, cost of revenues increased to 26% for the three months ended December 31, 1998 from 17% for the three months ended December 31, 1997.

    For the nine months ended December 31, 1998, cost of revenues increased $145,000, or 17%, to $1,017,000 compared to $872,000 for the nine months ended December 31, 1997 due to increased royalty and amortization expenses. Amortization of capitalized software development costs increased $164,000 for the nine month period ended December 31, 1998 due to the completion and release of products throughout fiscal 1998 which reflect full periods of amortization in the nine months ended December 31, 1998. As a percentage of net revenues, cost of revenues increased to 24% for the nine months ended December 31, 1998 compared to 16% for the nine months ended December 31, 1997.

    SALES AND MARKETING. Sales and marketing expenses decreased $38,000, or 6%, to $610,000 for the three months ended December 31, 1998 compared to $648,000 for the three months ended December 31, 1997. Sales and marketing expenses for the three month period ended December 31, 1997 included significant expenses to launch the Company's newly released academic flagship product, ADAM Interactive Anatomy, and the Company did not expend such amounts during the corresponding period in fiscal 1999. This expense reduction for the three month period ended December 31, 1998 was partially offset by approximately $35,000 of costs associated with the Company's increased focus on the healthcare market and licensing of its products. As a percentage of net revenues, sales and marketing expenses increased to 55% for the three month period ended December 31, 1998, compared to 36% for the three month period ended December 31, 1997.

    For the nine months ended December 31, 1998, sales and marketing expenses decreased $108,000, or 5%, to $2,061,000 compared to $2,169,000 for the nine months ended December 31, 1997. Sales and marketing expenses for the nine month period ended December 31, 1997 included significant expenses to launch the Company's newly released academic flagship product, ADAM Interactive Anatomy, and the Company did not expend such amounts during the corresponding period in fiscal 1999. This expense reduction for the nine month period ended December 31, 1998 was partially offset by approximately $250,000 of costs associated with the Company's increased focus on the healthcare market and licensing of its products. As a percentage of net revenues, sales and marketing expenses increased to 48% for the nine month period ended December 31, 1998 compared to 41% for the nine month period ended December 31, 1997.

    PRODUCT DEVELOPMENT. Product development expenses increased $82,000, or 24%, to $427,000 for the three months ended December 31, 1998 from $345,000 for the three months ended December 31, 1997 primarily due to decreased capitalization of software development costs. This reflects the Company's change in focus from application programming used in traditional software products toward research and development of tools, processes and content to be used in leveraging the Company's licensing strategies. Total capitalization of software development costs decreased $69,000 for the three months ended December 31, 1998 from the three months ended December 31, 1997. As a percentage of revenues, product development expenses increased to 38% for the three months ended December 31, 1998 from 19% for the three months ended December 31, 1997.

    Product development costs decreased $20,000, or 2%, to $1,112,000 for the nine months ended December 31, 1998 compared to $1,132,000 for the nine months ended December 31, 1997 primarily due to decreased compensation and consulting costs, partially offset by increased content acquisition costs for a contemplated biology series product. Total capitalization of software development costs increased $16,000 for the nine months ended December 31, 1998 compared to the nine months ended December 31, 1997. As a percentage of net revenues, product development expenses increased to 26% for the nine months ended December 31, 1998 compared to 21% for the nine months ended December 31, 1997.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $112,000, or 32%, to $463,000 for the three months ended December 31, 1998 from $351,000 for the three months ended December 31, 1997 primarily due to an increase in the provision required for bad debt during fiscal 1999 and increased professional fees. General and administrative expenses increased $112,000, or 12%, to $1,041,000 compared to $929,000 for the nine months ended December 31, 1998 and 1997, respectively. Significant increases in professional fees resulted from increased licensing activity and consultation costs regarding business strategy evaluation. Increased investor relation costs were due to increased public reporting costs. These increases were partially offset by compensation related adjustments during the nine month periods ended December 31, 1998 and 1997. As a percentage of total net revenues, general and administrative expenses increased to 42% and 24% for the three months and nine months ended December 31, 1998, respectively, compared to 19% and 17% for the three months and nine months ended December 31, 1997.

    OPERATING INCOME. As a result of the factors described above, operating income decreased $818,000 to a loss of $673,000 for the three months ended December 31, 1998 from a profit of $145,000 for the three months ended December 31, 1997. Operating income decreased $1,177,000 to a loss of $967,000 from income of $210,000 for the nine months ended December 31, 1998 and 1997, respectively.

    NET (LOSS) INCOME. The Company had a net loss of ($579,000) or 13 cents per share for the three months ended December 31, 1998, compared with net income of $197,000 or 4 cents per share for the three months ended December 31, 1997. The Company had a net loss of ($651,000) or 14 cents per share compared with net income of $534,000 or 10 cents per share for the nine months ended December 31, 1998 and 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    As of December 31, 1998, the Company had cash and short-term investments of $6,827,000 and working capital of $7,645,000.

    The Company uses its working capital to finance ongoing operations, fund the development and introduction of new products and acquire capital equipment. As of December 31, 1998, the Company has repurchased 847,240 shares of common stock on the open market at an average price of approximately $2.58 per common share for an aggregate purchase price of approximately $2,186,000. Repurchased shares represent approximately 16.0% of the shares of common stock issued and outstanding as of December 31, 1998. The Company has been authorized by its Board of Directors to purchase up to 25% of the common shares issued and outstanding.

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

    Products developed by the Company have been internally tested for Year 2000 compliance by its Quality Assurance team. All internally developed products have been confirmed as Year 2000 compliant; however, two products acquired by the Company from Mosby, Inc. during fiscal 1998 are not Year 2000 compliant. The Company has not reached a decision with regard to remedying the two products, nor has it reached a decision with regard to continued sale of those products beyond fiscal 1999. The Company expects to reach a decision in March 1999. Through December 31, 1998, the Company has sold approximately $59,000, or 8,915 units of the non-compliant products. The Company estimates total exposure to remedy to be not greater than $25,000.

    The Company believes that the cost of its Year 2000 identification, assessment, remediation and testing efforts will not exceed $50,000, which expenditures will be funded from operating cash flows. Such amount represents less than 5% of the actual and anticipated information system equipment, software technology, and product production expenditures for fiscal 1999 and 2000. The Company estimates that it has spent approximately $7,500 as of December 31, 1998 on quality assurance testing of its products. Other non-Year 2000 product production and system technology efforts have not been materially delayed or impacted by the Year 2000 initiative. The Company presently believes that the Year 2000 issue will not pose significant operational problems for the Company. However, if all Year 2000 issues are not properly identified, there can be no assurance that the Year 2000 issue will not materially adversely impact the Company's results of operations or adversely affect the Company's relationships with customers, vendors or others. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material adverse impact on the Company's systems or results of operations.

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

RECENT ACCOUNTING PRONOUNCEMENTS

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

                           PART II--OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

           27--Financial Data Schedule (for Electronic Filing purposes only)

    (b) Reports on Form 8-K

           None

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                A.D.A.M. SOFTWARE, INC.

                                By:             /s/ ROBERT S. CRAMER
                                     -----------------------------------------
                                                  Robert S. Cramer
                                                  CHAIRMAN AND CEO
DATE 2/16/99                               (PRINCIPAL EXECUTIVE OFFICER)

                                By:            /s/ MICHAEL S. FISHER
                                     -----------------------------------------
                                                 Michael S. Fisher
                                         SECRETARY AND DIRECTOR OF FINANCE
                                           (PRINCIPAL FINANCIAL OFFICER)