Form 10-K
period 1999-03-31
A D A M SOFTWARE INC
filed 1999-06-29
CIK 863650

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                                ---------------

                                   (MARK ONE)

/X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (NO FEE REQUIRED EFFECTIVE OCTOBER 7, 1996)

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1999

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
                                      NONE

          Securities registered pursuant to Section 12 (g) of the Act:

             TITLE OF EACH CLASS                 Name of Each Exchange on which Registered
---------------------------------------------  ---------------------------------------------
         Common Stock $.01 par value                               None

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the Registrant was $46,923,841 at June 25, 1999 based on the closing market price of the Common Stock on such date as reported by the Nasdaq Stock Market's National Market. As of such date, there were 4,612,307 shares of the Registrant's Common Stock, par value $.01 per share, outstanding excluding shares held in treasury by the Registrant.

DOCUMENTS INCORPORATED BY REFERENCE

    None.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                                                  PAGE
                                                                                                                  -----
PART I
  Item 1.          Business..................................................................................           1
  Item 2.          Properties................................................................................          13
  Item 3.          Legal Proceedings.........................................................................          13
  Item 4.          Submission of Matters to a Vote of Security Holders.......................................          13

PART II
  Item 5.          Market for Registrant's Common Equity and Related Stockholder Matters.....................          14
  Item 6.          Selected Financial Data...................................................................          15
  Item 7.          Management's Discussion and Analysis of Financial Condition and Results of Operations.....          16
  Item 7A.         Quantitative and Qualitative Disclosures About Market Risk................................          16
  Item 8.          Financial Statements and Supplementary Data...............................................          24
  Item 9.          Changes in and Disagreements With Accountants on Accounting and Financial Disclosures.....          24

PART III
  Item 10.         Directors and Executive Officers of the Registrant........................................          25
  Item 11.         Executive Compensation....................................................................          28
  Item 12.         Security Ownership of Certain Beneficial Owners and Management............................          31
  Item 13.         Certain Relationships and Related Transactions............................................          32

PART IV
  Item 14.         Exhibits, Financial Statement Schedules and Reports on Form 8-K...........................          34

SIGNATURES

PART I

ITEM 1. BUSINESS

GENERAL

    A.D.A.M. Software, Inc., d/b/a adam.com ("adam.com") is a leading developer of health education content and software technologies, and since January 1999, we have taken steps to become a leading provider of health, medical and wellness information online. We have created, published and marketed multimedia software products, content and Internet-ready applications that provide anatomical, medical and health-related information for the education, consumer and professional markets. During the fiscal year ended March 31, 1999 ("fiscal 1999"), adam.com made the strategic decision to focus the majority of its efforts on the online dissemination of consumer health information, resulting in the May 1999 launch of www.adam.com, adam.com's consumer health destination (the "Web site" or "site"). In connection with this redirected strategy, we decided to discontinue further sales and marketing effort, as well as product update and upgrade support for certain of our historical products as of April 1, 1999. For a description of these products, see "--Products--A.D.A.M. CD-ROM Products" below.

    We operate an Internet-based consumer health destination on the world wide web that offers health content coupled with a user-friendly interface, powerful search and retrieval capabilities and a broad array of educational text and visual images. We believe health information is one of the fastest growing areas of interest on the Internet. For the year ended July 31, 1998, industry analyst reports estimated that 17 million adults regularly search online for health information. Analysts expect this number to grow to approximately 30 million a year by July 2000. Healthcare is one of the largest segments of the U.S. economy, with annual expenditures of $1 trillion, including $150 billion spent by consumers on health-related products and services.

    The site contains information from our vast library of proprietary health and medical content including: the 4,000 topic adam.com medical encyclopedia, a web-enabled, hyperlinked collection of articles, photographs and illustrations on diseases, symptoms, injuries, tests, nutrition and other preventive health topics; the adam.com visual image database with thousands of static medical illustrations, full dissectible male and female bodies, 3-D models, interactive animations and broadcast quality video; and Iliad, an expert knowledge base that calculates differential diagnosis options for medical conditions. These content assets have taken us more than 20 years to develop, and we believe that collectively they represent the single largest collection of proprietary medical content anywhere in the world.

    In the past six months, adam.com has established a string of important strategic relationships that we believe significantly strengthen our distribution capabilities including relationships with two leading Internet portal companies, Yahoo! and Excite, CNN Network Group, and Cox Interactive Media. In addition, we have signed a definitive merger agreement to acquire "Dr. Greene's Housecall" which operates www.drgreene.com, an award-winning pediatric web site, with the acquisition expected to close in July 1999. The acquisition of drgreene.com is subject to customary closing conditions and there can be no assurance that it will close in July 1999, or at all. Additionally, we have formed a relationship with University of California at San Francisco (UCSF) School of Nursing to provide additional expert medical information at our Web site.

    Founded in 1990, adam.com historically created visual anatomy and health information content that was delivered to end-users through a variety of distribution mediums, including CD-ROM, broadcast, Internet licensing and print. Those efforts continue today, but are designed to support the growth and development of our adam.com Web site and business. Adam.com is headquartered in Atlanta, Georgia, with a significant and expanding operation in San Francisco, California.

STRATEGY

    Our strategy is to establish adam.com as a leading brand and provider of health information education content and make our Web site a leading online consumer health destination. The key elements of our strategy are:

    - ESTABLISH ADAM.COM AS A MAJOR NEW, UNIQUE MEDIA BRAND RECOGNIZED FOR HIGH QUALITY MEDICAL INFORMATION. Our products and content are used regularly in homes, schools and healthcare institutions. We believe we can build on our established reputation, and distinguish ourselves from our competitors, by leveraging 10 years of experience in creating award-winning health information, and we intend to create a unique health destination that offers proprietary health content, contextual search capabilities, engaging discussion communities and unique, rich media experiences.

    - LEVERAGE CONTENT OWNERSHIP FOR PROMOTION AND BRANDING OPPORTUNITIES. Our ownership of the image database and other health and medical content has enabled us to enter into relationships with companies such as Yahoo! that display our content and provide a link to our website without charging us a fee. Other online health information providers have been required to pay substantial amounts to have their content included on portal websites. We intend to continue to leverage our content ownership for cost-effective promotion and branding opportunities.

    - GENERATE REVENUES FROM ADVERTISING, SPONSORSHIP, CO-BRANDING, PRIVATE LABELING AND E-COMMERCE. We believe adam.com is well positioned through its distribution alliances and unique proprietary content ownership to create an attractive user demographic that appeals to advertisers and sponsors who are trying to reach the healthmed retriever market, which is composed of persons who search the Web for health related information. The healthmed retriever demographic is generally considered an upscale, attractive demographic market, well educated with a high degree of disposable income. In addition, we intend to offer portions of the site as co-branded or private labeling opportunities to hospitals, drug stores, physician practice management companies and others as an additional revenue source, and to begin to facilitate e-commerce transactions over the next few months helping site users find goods and services that assist in accomplishing their health objectives.

    - GROW AND EXPAND OUR MANAGEMENT TEAM, CAPITAL BASE AND BUSINESS. We plan to hire additional senior management with Internet and health-service-related backrounds to lend expert guidance in further developing the site and our business. Also, we will actively seek opportunities for strategic transactions intended to raise capital to develop our emerging business strategy, potentially including the issuance of additional equity or debt instruments. In addition, we will continue to evaluate and may enter into strategic transactions, including mergers and acquisitions.

THE WEB SITE

    The site includes a broad spectrum of health information aggregated from a variety of sources, including adam.com's proprietary content. In addition to broad, comprehensive coverage, the site also features in-depth content in specific areas of interest to health-conscious consumers. The site indexes all content types in a hierarchy of health care terminology for easy access, and provides a high level of integration among the various sources and types of content.

    The content on adam.com is organized and accessed in multiple ways. Sophisticated search mechanisms and an easy-to-navigate directory lead users to the topics of interest. Once the user identifies a topic of interest, the site organizes the various multimedia content elements within the topic in a "topic center." A topic center aggregates various content elements and links to related features on a particular topic, providing users with "in-context" answers to their health questions.

    The site incorporates the following elements and features to deliver comprehensive health information:

    - ENCYCLOPEDIA ARTICLES from the adam.com medical encyclopedias supply information on diseases, symptoms, injuries, surgeries, tests, nutrition and other preventive health topics. The encyclopedias consist of over 4,000 topics covering over 30 medical specialties written in consumer-friendly language. In addition, the articles are extensively cross-referenced and are complemented with over 1,400 of adam.com's award-winning color photographs and medical illustrations. The articles contain information on alternative names/disease synonyms, definition, causes, incidence and risk factors, prevention, symptoms, signs and test, treatment, expectations (prognosis), complications and when to call a health care provider.

    - DRUG INFORMATION features information on drug interactions, drug allergies as well as drug education information and answers to questions about prescription and over-the-counter medications.

    - NEWS featuring health articles from numerous sources, including Reuters. In addition, the site provides an archive of news articles from the past two years. The site integrates news articles with other content on a given topic.

    - COMMUNITY enables users to interact, exchange information and form real relationships with both other users and health care experts. The community also includes:

       - message boards where users read and post messages on a "hosted" area of the site organized into conferences and topics,

       - expert chat where users interact in real-time with health care experts,

       - chat rooms where users communicate in a chat room, enabling them to communicate with each other in live, group discussions moderated by qualified, active "community leaders."

    - VISUALS to enhance the text content presented. The visuals are linked to specific content elements and topic centers. The various types of visual that are incorporated into the site are:

       - medical images including photographs, medical illustrations and medical imaging visuals (MRIs, x-rays, sonograms, etc.);

       - the Health Illustrated series, which focuses on procedures, surgeries, tests and self care techniques and presentation of illustrations along with text descriptions to help users visualize and understand health care treatments, with each series designed to inform the consumer about the normal anatomy, indications and procedures; and

       - Interactive Health Modules which include animations, movies and other multimedia content that focus on complicated procedures, pathological developments and physiological processes and which may include a series of that explains the lungs, the working of the human heart, or explain a medical concept or procedure at a consumer level.

THE LIDO (LEGAL INNOVATIONS DELIVERED ONLINE) PROJECT

    LIDO.COM ("LIDO.com") is the first online subscription-based support service designed for legal professionals involved in tort litigation. The LIDO project product development began in fiscal 1999 and we expect to significantly increase development and marketing efforts to achieve a summer, 1999 full launch of the site. LIDO.com's objectives are to adapt the workflow and aggregate the components and services involved in medi-legal litigation support. The site will leverage adam.com's extensive medical legal illustration database.

    LIDO.com will be targeted to the legal services market that includes litigators, medical experts, nurse consultants, forensic specialists, paralegals, and continuing legal education trainers. Users will access LIDO.com's services by paying annual subscription fees transacted through the site's e-commerce capability.

ADAM.COM CD-ROM PRODUCTS

    We have historically created software products with varying levels of content, functionality and price for the education, consumer and professional markets, and we license our content and software technologies to other potential software developers in the healthcare and health information markets. Our educational products serve the medical school, undergraduate, allied health (nursing, physical therapy, occupational therapy, etc.) and K-12 markets, consumer products serve home computer users, and professional products serve the healthcare, pharmaceutical, legal and broadcast markets.

    EDUCATION

    For fiscal 1999, sales of products to the education market accounted for approximately 77.6% of our revenues. We expect this percentage to decrease significantly during fiscal 2000 as we focus on our Internet strategies.

    A.D.A.M. INTERACTIVE ANATOMY (AIA), our flagship product released in the first fiscal quarter of 1998, provides an integrated environment for the teaching and study of human anatomy at the higher education and professional levels. Powerful tools and search capabilities offer the user access to over 20,000 anatomical structures in six different views. Three-dimensional images based on the Visible Human data set, cadaver photographs from the Bassett collection, pinned anatomical images and Slide Show (a built-in curriculum integration and authoring tool) augment AIA's digital medical illustrations. Also, one-button Internet access provides solutions for distance learning as well as offering seamless integration of the Internet and its capabilities.

    A.D.A.M. PRACTICE PRACTICAL ("APP") is a program that simulates gross anatomy practical exams, complete with pinned atlas images and time limits. Tests can be customized by region, system or specific course syllabus. APP combines 15,000 questions with over 500 detailed adam.com illustrations, cadaver photographs and radiographs.

    A.D.A.M. BENJAMIN/CUMMINGS INTERACTIVE PHYSIOLOGY ("IP") is a series of five co-developed products between adam.com and Pearson Education ("AWL"), which were designed for the undergraduate health sciences curriculum and completed during fiscal 1997. Each module is designed to integrate anatomical structures with physiological functions. IP uses animation, audio, narration and video to explain difficult and complicated physiology concepts and processes. Its organization and self-test features provide the methodology for curriculum integration. The five modules are described below:

    - CARDIOVASCULAR SYSTEM offers colorful images and informative animations that present topics related to heart and blood vessel physiology. Covered in this module are: Heart Physiology-Anatomy Review of the Heart, Intrinsic Conduction System, Cardiac Action Potential, Cardiac Cycle, Cardiac Output Blood Vessel Physiology, Blood Vessel Structure and Function, Factors That Affect Blood Pressure, Measuring Blood Pressure and Autoregulation and Capillary Dynamics.

    - MUSCULAR SYSTEM uses the detailed illustrations of muscles at gross and micro-levels to demonstrate the structure and function of the muscular system. Topics covered in the Muscular Module include: Anatomy Review-Skeletal Muscle Tissue, The Neuromuscular Junction, Sliding Filament Theory, Muscle Metabolism, Contraction of Motor Units and Contraction of Whole Muscle.

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

    A.D.A.M. AT HOME SERIES--SCHOOL EDITIONS include A.D.A.M. THE INSIDE STORY--SCHOOL EDITION, NINE MONTH MIRACLE--SCHOOL EDITION and LIFE'S GREATEST MYSTERIES--SCHOOL EDITION. These products combine the stand-alone A.D.A.M. AT HOME PRODUCTS with comprehensive teachers' guides to meet the needs of a classroom setting. A.D.A.M. THE INSIDE STORY--SCHOOL EDITION enables study of human anatomy and physiology in a middle school biology or life sciences course, while NINE MONTH MIRACLE--SCHOOL EDITION is designed to supplement the study of human reproduction at the high school level. The teachers' guides for each product include student worksheets, ideas for classroom activities, laboratory exercises, a bibliography of additional learning resources and teacher reference materials.

    A.D.A.M. STANDARD is a program designed primarily for undergraduate institutions with health science programs. It is the intermediate-level application in the A.D.A.M. Scholar Series and provides a thorough overview of human anatomy. The key features of A.D.A.M. Standard are: (1) approximately 200 layers of anatomy and 18,000 identifiable anatomical structures; (2) scientific and medical terminology consistent with undergraduate level of study; (3) anterior, posterior and limited lateral dissectible views of anatomy and a static medial view; (4) three levels of magnification; (5) histologies, cross-sections, MRI's, text, overviews and select audio pronunciations; and (6) interactive systems study that permits the exploration of each system of the human body. We do not expect this product to generate significant future revenue, and we ceased committing significant sales, marketing or product development resources to support it as of April 1, 1999.

    A.D.A.M. ESSENTIALS is designed primarily for high school biology/anatomy teachers, libraries and introductory/non-major college courses. A.D.A.M. Essentials incorporates a simplified interface design that enables the user to explore dissectible anatomy and animations of physiological content in a simple, easy-to-use manner. The key features of A.D.A.M. essentials include: (1) approximately 100 layers of anatomy and 4,000 identifiable anatomical structures; (2) lay and scientific terminology, labeling and an audio pronunciation guide appropriate for introductory level study; (3) interactive systems study with 38 animations and text overviews that permits the exploration of each system of the human body and its related functions; (4) anterior and posterior dissectible views of anatomy; (5) two levels of magnification; and
(6)interactive puzzles designed to enhance learning comprehension. We do not expect this product to generate significant future revenue, and we ceased committing significant sales, marketing or product development resources to support it as of April 1, 1999.

    PROFESSIONAL

    For fiscal 1999, sales of products to the professional market accounted for approximately 13.3% of our revenues.

    ILIAD is a medical expert software CD-ROM program used worldwide by health care clinicians to provide expert diagnostic consultations and patient simulations. Version 4.5 covers more than 930 diseases and 1500 syndromes and provides treatment protocols for each including the ICD-9 codes for each diagnosis. There are 11,900 disease manifestations covering topics in Internal Medicine, Pediatrics,

Dermatology, Psychiatry, OB/GYN, Peripheral Vascular Diseases and Sleep Disorders. Iliad acts as an expert consultant that provides a differential diagnosis, or acts as a second opinion to critique a presumptive diagnosis. The program can assist in selecting the most appropriate and cost-effective data at any stage in the patient work up. The program also comes with 90 simulated patient cases that can be used to test specific diagnostic problem solving skills.

    ONLINE ENCYCLOPEDIAS: Our Medical Encyclopedia, Pediatric Encyclopedia, and Sexually Transmitted Disease Encyclopedia contain thousands of articles complemented with color photographs and illustrations. These HTML-based, interactive online encyclopedias cover a full range of topics including diseases, symptoms, medical tests, surgeries, drugs, nutrition, poisons and injuries.

    ACTIVEX DISSECTIBLE ANATOMY COMPONENT--This product includes illustrated, fully dissectible male and female bodies. The product utilizes powerful features such as Pixel Level Recognition to identify over 24,000 structures. The component presentation allows the dissectible anatomy to be incorporated into third party applications, making it possible to integrate A.D.A.M. content into electronic medical records and other health information systems. This component was introduced in the fourth quarter of fiscal 1998. We do not expect this product to generate significant future revenue, and we ceased committing significant sales, marketing or product development resources to support it as of April 1, 1999.

    MLI'S WINNING MEDICAL ILLUSTRATIONS is a 5-volume set of CD-ROM discs containing high-quality anatomical, trauma, and medical-related images and exhibits for use in settlement brochures, jury education materials and trial exhibits. Designed primarily for personal injury and medical malpractice attorneys, the image database includes over 10,000 medical illustrations used in over 2,500 exhibits and approximately 1,300 cases. We do not expect this product to generate significant future revenue, and we ceased committing significant sales, marketing or product development resources to support it as of April 1, 1999.

    CONSUMER

    For fiscal 1999, sales of products to the consumer market accounted for approximately 5.5% of our revenues.

    A.D.A.M. THE INSIDE STORY 1997 EDITION is a consumer "edutainment" program designed for family use that provides adam.com anatomy content in an easy-to-use software application. A.D.A.M. The Inside Story features a "Family Scrapbook" in which modern-day Adam and Eve characters lead a light-hearted, animated tour through each system of the body. These characters are given personalities and provide an entertaining story-line approach to the exploration of human anatomy. Fifty-two animations, six interactive puzzles, a medical glossary, 3-D content, the "Quizmeister" testing feature and one-button Internet access provide an engaging and educational multimedia experience.

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

PRODUCT DEVELOPMENT

    We seek to achieve a competitive advantage in the Internet consumer portal market by developing distribution technologies and a proprietary knowledge base centered around our vast database of content. We intend to look for opportunities to purchase existing software and technology where possible and where it is strategically and economically advantageous to do so. We develop tools and technologies where we believe such development will provide a competitive advantage in the marketplace by both extending the reach of our content and by driving traffic back to our Web site.

    Our knowledge base consists of the medical image database, the adam.com Online Medical Encyclopedias and other consumer reference materials, and consumer and medical professional vocabularies. We consider our vast image database to be "evergreen" in that it does not have a shelf life related to its relevance for the audiences that it serves. We develop proprietary technologies and tools for indexing our knowledge base with several goals in mind. First, abstracting the terminology from the content allows us to broaden the audience for our content by providing professional and consumer versions of content where appropriate, and for international audiences where it is strategically and economically viable. Secondly, the classification and categorization of the content for different topics, such as General Medical, Pediatric, Women's Health, and Sexually Transmitted Diseases, allows us to publish different versions and subsets of our content for use on our own consumer health site, and in licensing arrangements with strategic partners for use on both the Internet and for Intranets. These technologies also allow for the rapid production and deployment of versions of the adam.com Online Medical Encyclopedias with different strategic purposes. Examples include:

(1) Low-cost versions with no cross references between the over 4,000 articles;

(2) versions designed with configurable references back to our consumer health site for increased traffic; and

(3) versions with increased numbers of pages and cross-references designed to increase the number of pages viewed and time spent on the subject by the given user, both important metrics in the consumer internet space.

    These same technologies also enable us to offer co-branded versions of our site. We have made a commitment to continue to evolve these highly-scaleable technologies to continue to augment and aggregate content, and for the acquisition and deployment of content through partnerships and acquisitions.

    In order to ensure high availability of its content to consumers and partners, we host our content on highly-scaleable servers provided by Compaq Computer Corporation hosted at the Santa Clara data center of Exodus Communications. The architecture is designed to ensure high availability through the replication of applications and other software services, failure detection and automatic restart of failed services and applications. We also provide data redundancy, or data duplicity, through hot-swappable hardware, and ensured quality of service through load-balancing of Internet traffic.

    The National Institute for Science and Technology (NIST) awarded us a research grant of $1.2 million to expand the reach of our high bandwidth content (video and high-quality graphics) over the Internet. We believe that this technology grant, along with the increasing trend of lower cost bandwidth and our strategic relationships with broadcast and portal companies represents a significant opportunity for us in leveraging our position as a content provider and consumer web site.

SALES, MARKETING AND DISTRIBUTION

    Historically, we employed a wide range of marketing and distribution strategies in the academic and professional markets to promote brand name recognition, broaden product distribution and increase market share. In fiscal 1997, we licensed our consumer product line to Mindscape, Inc. for distribution into the retail market, relieving us of sales, marketing and distribution responsibilities in the consumer market. During fiscal 1998, we had two distributors that each accounted for more than 10% of net revenues. In fiscal 1999, we expanded our business strategy to embrace Internet-related opportunities. We have modified this sales and marketing approach to focus on a dual track strategy of Web and CD-ROM based products.

    In the education market, we historically marketed our products through both direct and indirect channels. Product sales were performed by in-house direct and third party, indirect (distributors and resellers) sales forces. The direct sales force primarily transacted sales and licensing for targeted educational institutions and other licensees, while the reseller and distribution network was designed to target students and consumers. We employed direct telesales representatives and field sales people, and had a network of value-added resellers and catalog resellers to sell our institutional products. In addition, we worked non-exclusively with various educational distributors in addressing the student market. Sales and marketing activities included advertising, media relations, direct mailings, distribution of brochures, participation in educational seminars, campus visits by field sales personnel, telemarketing and telesales efforts.

    During fiscal 1999, we decided to change the way our CD-ROM based software was sold and we began transitioning much of the direct sales activity to an indirect distribution model. During the second quarter of fiscal 1999, we began downsizing our direct sales and marketing operations, with emphasis placed on enhancing its distributor/reseller network. We were able to leverage our developed, strong relationships with leading educational market resellers, resulting in transition to a 100% indirect sales force by the end of fiscal 1999. As of March 31, 1999 the effect of the transition was a 50% reduction in sales force, a reassignment of our remaining sales force and an increase in the percentage of overall indirect sales to 90% of total product sales. We plan to sell CD-ROM based products to help leverage our Internet strategy. We plan to offer those products as "premiums", or steeply discounted promotions offered by third parties. We will earn smaller margins from this approach than we have historically achieved on our products, but we intend to promote our Web site via links in the products. As of March 31, 1999, we had entered into one such premium agreement, and we are actively seeking additional strategic partners to generate revenue and significant Web site traffic.

    We have increased our licensing activity by licensing our online medical encyclopedia to other Internet-based companies. As of March 31, 1999, we had content license agreements with a major portal web site and other well established consumer health oriented sites, the effect of which was to create awareness of the adam.com brand and quality of content while generating additional revenue. Additionally, most adam.com content licensed to other sites appears with a link back to our own site, generating valuable "traffic" and opportunity for adam.com to generate additional advertising and/or sponsorship revenue at our site.

    We expect to sell advertising and sponsorship opportunities, as well as CD-ROM based and other health related products and services, at our Web site. We will also leverage other e-commerce and partner-based opportunities as they present themselves. We currently outsource the majority of our banner advertising and sponsorship sales to a national firm, and we intend to expand our own internal sales operation for co-branding and private label sales. In addition, we intend to continue to develop strategic alliances that we expect to drive traffic to the Web site.

    Our marketing efforts are targeted towards creating greater awareness of our online presence. Our integrated marketing approach includes market research, online and offline advertising campaigns, as well as end-user promotional activities such as contests and registration incentives. Media and consumer research are expected to allow us to refine our targeting and messaging, evaluate ad placement and develop product enhancements. Internal and external resources will be used for research, including but not limited to Web tracking, ad tracking, focus groups, surveys--both online and offline. We plan to launch advertising campaigns in both online and offline media to include other sites, newspapers, magazines and radio ads targeted toward the desired audience-consumers interested in health related information and products.

STRATEGIC ALLIANCES

    We have established a number of important relationships with various companies that operate in the markets adam.com serves. A summary of our significant alliances is set forth below:

YAHOO!

    Yahoo!, a leading global internet company, licenses adam.com for its new Yahoo! health site. The adam.com content is highly branded and each page of our content on Yahoo offers a link to the adam.com Web site. We believe the Yahoo! visibility will attract new users to our Web site. Yahoo! has attracted over 60 million users to date. adam.com and Yahoo! have a two-year licensing agreement that expires in May 2001.

COX INTERACTIVE MEDIA

    Cox Interactive Media ("CIMedia"), a subsidiary of Cox Enterprises, Inc. and adam.com have an alliance whereby adam.com will be featured on CIMedia's network of 30 local city web sites. We create specialized health and medical content for each of the local sites, and the content is co-branded with the Web site name and adam.com. Through this agreement, adam.com is able to offer its advertisers local market coverage in addition to the national coverage available through the Web site.

PEARSON EDUCATION, A SUBSIDIARY OF PEARSON PLC

    AWL is a major publisher for the undergraduate market for science, health science, nursing and allied health. AWL is one of our shareholders and it has product development and distribution relationships with us. AWL worked with us to and co-developed a series of multimedia products, known as A.D.A.M. BENJAMIN/CUMMINGS INTERACTIVE PHYSIOLOGY, for the undergraduate health science market. Both companies sell these products, with adam.com focused on the institutional market and AWL focused on the student market.

CNN NEWSSOURCE, A DIVISION OF CNN

    During fiscal 1998, we signed an agreement with CNN Newssource, a division of CNN, for distribution of a special compilation of our content into the broadcast news marketplace. CNN Newssource was granted exclusive domestic rights to represent our image database to television news broadcasters for use in enhancing health and medical news coverage. CNN Newssource is responsible for the sales, marketing and distribution of our content into the local and national broadcast news market. CNN Networks, including CNN, CNN Headline News and CNN International were initial customers for this new service. The agreement between adam.com and CNN Newssource expires in January 2002.

ANATOMICAL REVIEW BOARD, EDITORIAL REVIEW BOARD, AND HEALTH ADVISORY BOARD

    We have an anatomical review board composed of individuals with expertise in the fields of anatomy, biology and medicine to assist us in our endeavor to ensure that the adam.com image database conforms to the highest standards of anatomical accuracy and instructional utility. Members of the anatomical review board make periodic recommendations to us with respect to content accuracy and testing reliance of our products and product development candidates.

    With the release of AIA, we also established an editorial review board composed of 125 educators and healthcare professionals to review the adam.com image database and advise the product development teams on user interface design, product features and functionality. The editorial review board provides important feedback in helping us to create products and services that meet the needs of the marketplace.

    We have established a health advisory board in conjunction with the launch of the Web site. The board is expected to make periodic recommendations to us with respect to content accuracy and reliability of information presented. Members of the board are as follows:

    - Alan Greene, MD.

    Dr. Greene is currently in private practice at ABC Pediatrics in San Mateo, California. He is the chairman of the Department of Pediatrics for Mills/Peninsula Hospitals and on the clinical faculty at Stanford University School of Medicine. He is the author of The Parent's Complete Guide to Ear Infections, A Pound of Prevention: 16 Things You Can Do to Give Your Child a Long and Healthy Life, the medical expert for additional publications. He became one of the first online pediatricians when he appeared on the Web with Dr. Greene's HouseCalls in 1996. His work has appeared in numerous publications, including the Wall Street Journal, Consumer Reports, Parenting, Child, Baby Talk, Woman's World, Better Homes & Gardens, and Reader's Digest. He has also appeared frequently on television and radio shows as a medical expert.

    - William L. Holzemer, RN, PhD, FAAN.

    Dr. Holzemer is Professor and Chair of the Department of Community Health Systems at the University of California, San Francisco School of Nursing. Prior to this, he served as Associate Dean for Research in the school. Dr. Holzemer is also the Director of the International Center for HIV/ AIDS Research and Clinical Training in Nursing. Dr. Holzemer recently completed six years as a chartered member and Chair of a National Institutes of Health study section. Dr. Holzemer has published more than 80 refereed data-based research articles, edited six books and authored thirteen book chapters. He recently completed a collaborative research project funded by the NIH, National Institute of Nursing Research, titled the Quality of Nursing Care for People with AIDS.

    - Suzanne Bakken Henry, RN, DNSc, FAAN.

    Dr. Henry is Associate Professor, Nursing and Medical Information Science, University of California, San Francisco. Following her doctorate in nursing science, Dr. Henry completed a National Library of Medicine--funded Postdoctoral Fellowship in Medical Informatics at the Section on Medical Informatics, Stanford University. She is an elected fellow of the American Academy of Nurses and the American College of Medical Informatics. Dr. Henry currently serves as a member of the Board of Directors of the American Medical Informatics Association and is active in national healthcare standards efforts. Her program of research in clinical informatics in the HIV population is supported through grants from the National Institutes for Health.

    - Paul S. Auerbach, M.D., M.S., F.A.C.E.P.

    Dr. Auerbach is an emergency physician and a leading authority on wilderness medicine. He is former Professor and Chief of the Divisions of Emergency Medicine at Stanford and Vanderbilt Universities. Dr. Auerbach is currently Clinical Professor of Surgery in the Division of Emergency

Medicine at Stanford, as well as COO for MedAmerica in Oakland, California. He attained his medical degree at Duke University and is a graduate of the Sloan Program at the Graduate School of Business at Stanford. Dr. Auerbach is a co-founder and past President of the Wilderness Medical Society, and serves as an advisor to numerous outdoor organizations. He is author of the textbook Wilderness Medicine, as well as other publications. In addition, Dr. Auerbach is Life Sciences Advisor to garage.com, and serves as an official Advisory Board member to a number of health care information technology companies. Dr. Auerbach is the recipient of the DAN America Award (1998) and Education Award (1999) from the American College of Emergency Physicians.

    - Edmund Billings, MD.

    Dr. Billings, our Vice President and Chief Medical Officer, is the chair of the Health Advisory Board. Dr. Billings was a co-founder of Oceania, Inc., a health services company, and he acted as its Vice President of Product Management and then General Manager of its Practice Products Group. He was accountable for Oceania's product strategy, planning and design in delivering Oceania Notes, a clinical documentation tool and knowledge base and the WAVE Electronic Health Record. Before founding Oceania, Dr. Billings completed his post-doctoral residency fellowships at Massachusetts General Hospital, Shriner's Burn Institute in Boston, and at the University of California, San Diego.

MANUFACTURING

    The production of our software products includes CD-ROM pressing, assembly of purchased product components, printing of product packaging and user manuals and shipping of finished goods, which is performed by third-party vendors in accordance with our specifications and forecasts. We believe that there are alternate sources of these services that could be implemented without material delay.

PROPRIETARY RIGHTS AND LICENSES

    We regard our software and the adam.com image database as proprietary. We rely primarily on a combination of copyright, trademark, trade secret and confidential information laws, employee and third-party nondisclosure agreements and other methods to protect our proprietary rights. There can be no assurance that these protections will be adequate to protect our intellectual property rights or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technologies. We have obtained federal registrations of the trademarks "A.D.A.M.," "SCHOLAR SERIES," "NINE MONTH MIRACLE," and the "WALKING MAN" logo in the United States. We have applied for registration of approximately ten additional trademarks in the United States. We have also obtained registrations of the "A.D.A.M." trademark in 22 foreign countries. We have applications for registration of the mark pending in an additional five countries. We do not currently hold any patents or have any patent applications pending. We believe that, due to the rapid pace of innovation within the multimedia and software industries, factors such as the technological and creative skills of our personnel and the quality of the content of our products are more important in establishing and maintaining a leadership position within the industry than are the various legal protections of its technology.

    We license certain software programs from third-party developers and incorporate them into our products. Such software products are widely licensed by the respective developers thereof for incorporation by other developers (like adam.com) in their products and provide specific functionality required in order to operate the product. For example, we license Macromind Director, a program distributed by Macromedia, which permits a product to display animated sequences. This product is incorporated in several adam.com products. Generally, the licenses grant to us non-exclusive, worldwide rights with respect to the subject program and terminate only upon a material breach by us. Certain of the licenses require payment of annual license fees (not exceeding $25,000 per annum in the aggregate). If a third-party agreement for licensed software expires or terminates and we are unable to renew or extend the agreement, we could be required to engage in independent development of replacement software or to obtain a suitable replacement. We generally believe that licenses for alternative software programs are available on commercial terms from a number of licensors. We own and do not license the anatomical illustrations included in the adam.com image database, but we license certain additional multimedia content from various third parties that we incorporate into our products, including video, photographs, music and text. Such licenses generally provide us with fully-paid perpetual, worldwide licenses to include the licensed content in a designated product.

    We believe that our products, trademarks and other proprietary rights do not infringe upon the proprietary rights of third parties. However, as the number of software products in the multimedia industry increases and the functionality of these products further overlaps, software developers may become increasingly subject to infringement claims. There can be no assurance that third parties will not assert infringement claims against us in the future with respect to current or future products, trademarks or other works of adam.com or that any assertion will not require us to enter into royalty arrangements or result in costly litigation.

COMPETITION

    There are many companies that provide Internet and non-Internet based consumer health information and healthcare related product to the public. All of these companies compete with us for sponsors, advertisers, and consumer spending dollars and other Internet consumer health information providers also compete with us for visitor traffic. We expect competition to continue escalating, as there are no substantial barriers to entry in the online health information market and consumer appetite for health related information continues to be strong. Increased competition could result in reductions of the fees we will be able to bill for sponsorship and advertising customers, or reduced visitor traffic to our Web site. Any of these occurrences could materially and adversely affect our new business model, financial condition and results of operation. Competition is also likely to increase significantly, not only as new entities enter the market, but also as current competitors expand their services.

    Our ability to compete in the Internet consumer health information environment will depend on a number of factors including quality of content, ease of use, timing and market acceptance of new and enhanced services, and level of sales and marketing efforts. To be competitive, adam.com will need to respond promptly and effectively to the challenges of technological change, evolving standards and innovation by continuing to enhance the visitor's overall interactive experience at the Web site, develop and maintain a loyal user base, as well as establish an opportunity for commerce in proprietary and third party products. Increased competition could result in a reduction of traffic to the Web site, adversely affecting our ability to generate advertising and sponsorship revenue.

    The educational multimedia software industry is intensely competitive and demand for particular software products may be adversely affected by the increasing number of available competitive products. We compete in the academic marketplace primarily with other companies offering educational software products on anatomy, health and medical topics and, to a lesser extent, with larger publishers of traditional print textbooks on anatomy and medicine. Existing competitors may continue to broaden their product lines and potential competitors, including large hardware or software manufacturers and educational publishers, may enter or increase their focus on the academic market, resulting in greater competition for us.

EMPLOYEES

    As of March 31, 1998, adam.com had 62 employees. Of these, 27 were engaged primarily in product development, 11 in sales, seven in marketing and 17 in finance and administration. A total of 55 employees were based in our Atlanta headquarters and seven were based in the San Francisco office. None of our employees is covered by a collective bargaining agreement and we have experienced no work stoppages. We consider our employee relations to be good. We believe that our future growth and success will depend upon our ability to retain and continue to attract highly skilled and motivated personnel in all areas of our operations.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

    Certain statements made in this report, and other written or oral statements made by or on behalf of adam.com, may constitute "forward-looking statements" within the meaning of the federal securities laws. When used in this report, the words "believes," "expects," "estimates," "intends" and similar expressions are intended to identify forward-looking statements. Statements regarding future events and developments and our future performance, as well as our expectations, beliefs, plans, intentions, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. Examples of such statements in this report include descriptions of our plans and strategies with respect to developing the site, our plans to develop additional strategic partnerships, our intention to add e-commerce to our business strategy, our continuing growth and our ability to address Year 2000 issues. All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected. We believe that these forward-looking statements are reasonable; however, you should not place undue reliance on such statements. These statements are based on current expectations and speak only as of the date of such statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise.

    The following are some of the factors that could cause our actual results to differ materially from the expected results described in the our forward-looking statements:

    - Our Internet operations have a limited operating history, and adam.com was commercially launched in May 1999. Therefore, our historical operating history provides little basis on which to evaluate our current business and prospects. Further, we may be unable to execute our revised strategy.

    - We have a history of losses and we expect to incur future losses. We expect to incur significant expenses in connection with the site.

    - We may be unable to continue to identify additional strategic partners, which would adversely affect our ability to achieve broad brand recognition and additional traffic to the site.

    - We may be unable to manage our growing Internet business, which would adversely affect our ability to obtain advertising dollars and our results of operations.

    - We may face shortages of personnel that have the technological training required in our business. We may be required to increase the wages that we pay and the benefits that we provide in order to attract and retain a sufficient number of qualified employees. Any such increase in wages could adversely affect our results of operations.

    - We rely heavily on third parties, including Internet service providers, for delivery of our health information through the Internet. The performance of these third parties is not within our control. If these Internet service providers experience difficulties, it could affect the traffic to our site and, ultimately, our revenue from advertisers and sponsors.

    - Competition for online health information is intense, and we will compete for advertising dollars with other companies that have more Internet experience than we do. Our business has low barriers to entry, and our competitors may be more successful than we are at obtaining revenue from advertisers and sponsors.

    - The Internet and related technologies could fail to develop in accordance with the demands of the market. Because we are focusing on our Internet strategy and discontinuing support of some of our CD-ROM products, any failure of Internet technologies would adversely affect our business.

    - Our intellectual property rights offer only limited protection against unauthorized use of our proprietary information. If a third party successfully pirated our information, our licensees could be unwilling to continue to pay for the use of our content.

    - Governmental regulation of the Internet is evolving, and we cannot predict whether new laws or regulations will be adopted that will adversely affect our business.

    - We may be unable to obtain additional funding to finance our growing business.

    - We may lose revenue or incur additional costs because of failure to adequately address the Year 2000 issue.

    - We will be affected by general economic conditions, which affect the overall level of economy.

ITEM 2. PROPERTIES

    Our headquarters are located in approximately 26,000 square feet of leased office space in Atlanta, Georgia. The space is leased for a term ending in 2002. In February 1999, we sub-leased approximately 3,400 square feet of our leased space to another company through the remainder of our lease term.

    In January 1999, we leased approximately 2,700 square feet of office space in San Francisco, California to accommodate the expansion of our Web site management and production teams. In June 1999 another 1,468 square feet of space was leased near the existing San Francisco location. We expect to consolidate the two locations by leasing 12,259 square feet in September 1999 and, while there can be no assurance that current negotiations will result in a finalized lease for the targeted space, we believe that other suitable facilities are available and can be procured quickly. We believe that these facilities, once procured, will be adequate through at least 2000. If additional facilities are required, we believe that suitable facilities will be available.

ITEM 3. LEGAL PROCEEDINGS

    On April 25, 1996, a shareholders' class action lawsuit in Fulton County Superior Court in Atlanta, Georgia was filed against A.D.A.M. Software, Inc. and certain of its then officers and directors. The complaint alleges violations of sections 11, 12(2) and 15 of the Securities Act of 1933, violations of the Georgia Securities Act and negligent misrepresentation arising out of alleged disclosure deficiencies in connection with our initial public offering of common stock which was completed on November 10, 1995. The complaint seeks compensatory damages and reimbursements for plaintiff's fees and expenses. We and the other named defendants have filed a motion to dismiss the claim, which is pending.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1999.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Our common stock is quoted on the Nasdaq National Market system under the symbol "ADAM". The following table sets forth the high and low sales prices of our common stock as reported by Nasdaq for the fiscal year ended March 31, 1998 ("fiscal 1998") and 1999.

                                                                                                         HIGH         LOW
                                                                                                         -----     ---------
FISCAL 1998
First Quarter.......................................................................................      2 5/16   1 3/4
Second Quarter......................................................................................       3 5/8   2
Third Quarter.......................................................................................       3 5/8   1 7/8
Fourth Quarter......................................................................................       3 1/4   2 1/8

FISCAL 1999
First Quarter.......................................................................................       6 5/8   2 7/8
Second Quarter......................................................................................       4 1/2   2 1/2
Third Quarter.......................................................................................       5 1/2   2 1/8
Fourth Quarter......................................................................................       7 5/8   2 15/16

    At June 28, 1999 there were 164 record holders of our common stock.

    We have never paid or declared any cash dividends on our common stock and we do not intend to pay dividends on our common stock in the near future. We presently expect to retain its future anticipated earnings to finance development of and expansion of our business. The payment by adam.com of dividends, if any, on our common stock in the future is subject to the discretion of our board of directors and will depend on our earnings, financial condition, capital requirements and other relevant factors.

ITEM 6. SELECTED FINANCIAL DATA

                                                                            FISCAL YEAR ENDED MARCH 31,
                                                               -----------------------------------------------------
                                                                 1999       1998       1997       1996       1995
                                                               ---------  ---------  ---------  ---------  ---------

                                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS:
  Net revenues...............................................  $   5,242  $   6,888  $   4,591  $   6,447  $   5,742
  Cost and expenses:
    Cost of revenues.........................................      1,421      1,178      1,280      1,491        791
    Sales and marketing......................................      2,704      2,778      4,494      4,090      3,666
    Product development......................................      2,074      1,512      2,260      2,847      2,401
    General and administrative...............................      1,571      1,293      2,369      2,008      1,774
    Restructuring charge.....................................         47         --        490         --         --
                                                               ---------  ---------  ---------  ---------  ---------
      Total costs and expenses...............................      7,817      6,761     10,893     10,436      8,632
                                                               ---------  ---------  ---------  ---------  ---------
Income (loss) before income..................................     (2,575)       127     (6,302)    (3,989)    (2,890)
Interest income (expense), net...............................        395        526        861         98       (340)
                                                               ---------  ---------  ---------  ---------  ---------
    Income (loss) before income taxes and
    extraordinary item.......................................     (2,180)       653     (5,441)    (3,891)    (3,230)
Income taxes.................................................         --        (75)        --         --         --
                                                               ---------  ---------  ---------  ---------  ---------
    Net income (loss) before extraordinary item..............     (2,180)       578     (5,441)    (3,891)    (3,230)
Extraordinary loss from early extinguishment of debt, net of
  income tax benefit of $29..................................         --         --         --        (46)        --
                                                               ---------  ---------  ---------  ---------  ---------
    Net income (loss)........................................  $  (2,180) $     578  $  (5,441) $  (3,937) $  (3,230)
                                                               ---------  ---------  ---------  ---------  ---------
                                                               ---------  ---------  ---------  ---------  ---------
Net income (loss) per share..................................  $   (0.48) $     .12  $   (1.03) $   (1.14) $   (1.22)
                                                               ---------  ---------  ---------  ---------  ---------
                                                               ---------  ---------  ---------  ---------  ---------
Weighted average number of common shares and share
  equivalents outstanding, diluted...........................      4,528      4,959      5,258      3,673      2,694
                                                               ---------  ---------  ---------  ---------  ---------
                                                               ---------  ---------  ---------  ---------  ---------

                                                                                        AS OF MARCH 31,
                                                                     -----------------------------------------------------
                                                                       1999       1998       1997       1996       1995
                                                                     ---------  ---------  ---------  ---------  ---------

                                                                                        (IN THOUSANDS)
BALANCE SHEET DATA:
  Cash and cash equivalents........................................      2,369        704      2,422      5,352        940
  Working capital (deficiency).....................................      6,393      9,011      9,982     15,354     (1,736)
  Total assets.....................................................      8,970     11,900     13,662     18,871      4,247
  Short-term debt..................................................         --         --         --        250      2,530
  Long-term debt...................................................         --         --         --         --        298
  Convertible Preferred Stock......................................         --         --         --         --      2,022
  Total shareholders' equity (deficit).............................      7,796     10,713     11,555     16,896     (1,943)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO PRESENTED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K.

OVERVIEW

    We are a leading developer of health education content and software technologies, and since January 1999, we have taken steps to become a leading provider of health, medical and wellness information online. We have created, published and marketed multimedia software products, content and Internet-ready applications that provide anatomical, medical and health-related information for the education, consumer and professional markets. We have historically sold our products into the academic markets through alliances with distributors and by direct sales and marketing activities, but since March 1999, we decided to concentrate sales efforts exclusively by indirect distribution methods.

    During the final quarter of fiscal 1999, we began investment and focus on an initiative to create the Web site for the purpose of providing the public with health, medical and wellness information. We immediately began expansion of our production, engineering, administrative, marketing and management teams in order to launch our Web site, which debuted on May 10, 1999. During the final six months of fiscal 1999, we formed strategic affiliate relationships with Internet portals, other web sites, and traditional media outlets for the purpose of achieving broader exposure of the adam.com brand. We believe these relationships are a cost-effective method of acquiring and distributing healthcare content, and ultimately as a means of driving high volumes of traffic to WWW.ADAM.COM. We expect to earn advertising and licensing revenues from advertisers, merchants, manufacturers and healthcare organizations who desire to reach a highly-targeted community of healthcare consumers on the Internet.

    Revenue from product sales is generally recognized at the time of shipment to customers, distributors and resellers or, in the case of consignment arrangements, at the time of shipment from the consignee to their customers. Revenues from royalty agreements are recognized as earned based upon performance or product shipments. Licensing revenue is recognized when we have determined that:

    (1) contracts are finalized in cases where no further performance by us is required or over the term of the contract in cases where further performance by us is required;

    (2) there are no significant return or acceptance provisions; and

    (3) fees from the arrangement are fixed and determinable.

    We record allowances for product returns based on historical experience and anticipated returns. Payments received in advance of shipments are recorded as deferred revenue in the balance sheet and are recognized as revenue when the related software is shipped and all applicable obligations are fulfilled.

    Average net revenue for the 85,000 units of software sold in fiscal 1999 increased to approximately $49.00 per unit compared with approximately $36.00 per unit for 120,000 units sold in fiscal 1998 and $24.00 per unit for 189,000 units sold for the fiscal year ending March 31, 1997. This was a result, in large part, of reduced unit sales of our lower priced consumer products in fiscal 1999 and 1998. Unit shipments of lower priced, lower margin consumer products were approximately 6,000, 48,000 and 137,000 for the fiscal years ended March 31, 1999, 1998 and 1997, respectively. Approximately 79% of revenues in fiscal 1999 were derived from actual product shipments, compared to 63% in fiscal 1998 primarily due to revenue of $750,000 from a single, one-time licensing agreement recorded as international market revenue during fiscal 1998. During fiscal 1999, $601,000 was recognized from sales of education market products to AWL and royalty revenue from sales by Benjamin Cummings (a subsidiary of Addison Wesley) of co-developed education market products, and $579,000 was recognized from sales of consumer and education market products to Mindscape, Inc. We expect future sales of our CD-ROM products to decrease significantly as we focus on our Internet strategies.

    We have experienced substantial losses since inception (except for a small profit during fiscal 1998), resulting in an accumulated deficit of approximately $24.1 million as of March 31, 1999. For the fiscal year ended March 31, 1999, we incurred a net loss of $2.2 million as compared to net income of $578,000 for the fiscal year ended March 31, 1998, and a net loss for the fiscal year ended March 31, 1997 of approximately $5.4 million. We believe that revenue from sales of software products will continue to decrease as less costly or free content accessed through the Internet becomes more widely available. Accordingly, we have and will continue to reduce efforts to sell software products through traditional distribution models. However, we further believe that the Internet represents a unique opportunity for us to leverage our content assets into an "online" consumer health information strategy by both licensing content assets to other Internet-based businesses and by driving consumers to its Web site.

    In January 1999, we leased approximately 2,700 square feet of office space in San Francisco, California to accommodate the expansion of our Web site management and production teams. In June 1999, we leased another 1,468 square feet of space in San Francisco. We expect to consolidate both locations by leasing 12,259 square feet in San Francisco location in September 1999. We remain headquartered in Atlanta, Georgia and we do not expect the need for additional capacity at that location as our major operations continue to expand in San Francisco. In March 1999, we released substantially all of our Atlanta based direct (software) sales team corresponding to the re-focus and commitment to Internet strategies, and recorded a restructuring charge of $47,000 related to severance costs.

    At March 31, 1999, we had net operating loss carryforwards available for tax purposes of approximately $24 million, which will expire in years 2012 through 2019. Future sale of shares by certain significant shareholders could create a substantial ownership change (as defined by the Internal Revenue Service) which would limit the amount of future taxable income that may be offset by pre-ownership net operating loss carryforwards.

RESULTS OF OPERATIONS

    The following table sets forth for the periods indicated selected financial data and the percentages of our net revenues represented by each line item and the percentage change in each line item.

                                                                                              FISCAL YEAR ENDED MARCH 31,
                                                                                           ---------------------------------
                                                                                             1999        1998        1997
                                                                                           ---------     -----     ---------
Net revenues.............................................................................        100%        100%        100%
Costs and expenses:
  Cost of revenues.......................................................................       27.1        17.1        27.9
  Sales and marketing....................................................................       51.6        40.3        97.9
  Product development....................................................................       39.5        22.0        49.2
  General and administration.............................................................       30.0        18.8        51.6
  Restructuring charge...................................................................        0.9          --        10.7
                                                                                           ---------         ---   ---------
    Total costs and expenses.............................................................      149.1        98.2       237.3
                                                                                           ---------         ---   ---------
Operating income (loss)..................................................................      (49.1)        1.8      (137.3)

    The following table sets forth for the periods indicated the revenues derived by us from product sales, license fees and royalty income in the academic, consumer and professional markets and from other sources. Other revenues include support services, such as training, and other non-market specific sales. We expect future revenues from the sales of products to these markets to decrease significantly as we focus on our Internet strategies.

                                                                     FISCAL YEAR ENDED MARCH 31,
                                                                   -------------------------------
                                                                     1999       1998       1997
                                                                   ---------  ---------  ---------
Education........................................................  $   4,068  $   5,357  $   2,523
Professional.....................................................        695        821         --
Consumer.........................................................        289        652      1,978
Other revenues...................................................        190         58         90
                                                                   ---------  ---------  ---------
    Net revenues.................................................  $   5,242  $   6,888  $   4,591
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

FISCAL 1999 COMPARED TO FISCAL 1998

    Total net revenues decreased $1,646,000, or 23.9%, to $5,242,000 in fiscal 1999 compared to $6,888,000 in fiscal 1998. The decrease is primarily attributable to (1) a $750,000 one time, 99-year international license agreement executed in fiscal 1998, (2) decreased consumer product revenues and (3) decreased product sales in international markets, reflective of the downturned economic environments in overseas markets during fiscal 1999. In March 1997, we ceased direct sales of product to the consumer market and outsourced distribution to Mindscape. Total unit shipments of our CD-ROM products decreased to approximately 85,000 units in fiscal 1999 from approximately 120,000 units in fiscal 1998, but average revenue per unit increased 36% during this same period resulting from higher priced, education market CD-ROM products and decreased unit sales of lower priced consumer products.

    Net revenues from the education market decreased $1,289,000, or 24.0% to $4,068,000 in fiscal 1999 from $5,357,000 in fiscal 1998 primarily due to the one-time international license agreement in fiscal 1998 and decreased selling prices for products not offset by increases in units sold. Additionally, international unit product sales decreased $549,000, or 62.1% to $335,000 from $884,000 in fiscal 1998 reflective of downturned economic markets abroad. As a percent of total net revenues, net revenues from the education market remained steady at 78% in fiscal 1999 compared to fiscal 1998.

    Net revenues from the professional market decreased $126,000, or 15.3%, to $695,000 in fiscal 1999 from $821,000 in fiscal 1998. The decrease is primarily attributable to a decrease in revenue related to MLI series products introduced during fiscal 1997, which decreased 57% to $156,000 in fiscal 1999 compared to $363,000 in fiscal 1998. The revenue was derived from sales of custom services, license fees for software components developed by us, and product sales, each of which accounted for 15%, 63% and 22% of total professional market net revenues, respectively, in fiscal 1999, compared to 15%, 41% and 44% in fiscal 1998. As a percent of total net revenues, net revenues from the professional market increased to 13.3% in fiscal 1999 compared to 11.9% in fiscal 1998.

    Net revenues from the consumer market decreased $363,000, or 55.7% to $289,000 in fiscal 1999 compared to $652,000 in fiscal 1998 due to reduced sales activity, insignificant consumer product marketing expenditures, and discontinued product upgrade for fiscal 1999. As a percent of total net revenues, net revenues from the consumer market decreased to 5.5% in fiscal 1999 compared to 9.5% in fiscal 1998.

    Cost of revenues increased $243,000, or 20.6%, to $1,421,000 in fiscal 1999 compared to $1,178,000 in fiscal 1998. Cost of revenues, which includes the cost of support, packaging, documentation, royalties and amortization of capitalized software development costs, increased almost exclusively due to amortization of capitalized software development costs which increased $220,000, or 64.7%, to $560,000 in fiscal 1999 from $340,000 in fiscal 1998. The increase in amortization is primarily the result of reductions in previously recorded capitalized development costs in order to bring levels closer to expected future revenues to be generated, or net realizable value (NRV). Reductions in net realizable value are the result of our decision not to support certain products moving forward and instead to focus on development and execution of our Internet strategies. As a percent of total net revenues, cost of revenues increased to 27.1% in fiscal 1999 compared to 17.1% in fiscal 1998.

    Sales and marketing expenses decreased $74,000, or 2.7%, to $2,704,000 in fiscal 1999 from $2,778,000 in fiscal 1998. The elimination of our direct sales force as a result of a more indirect distribution model at the end of fiscal 1999 did not significantly reduce costs for that year, and other staffing levels and costs remained consistent with fiscal 1998 levels. As a percent of total net revenues, sales and marketing expenses increased to 51.6% in fiscal 1999 from 40.3% in fiscal 1998 resulting from the decrease in revenues described above.

    Product development costs increased $562,000, or 37.2%, to $2,074,000 in fiscal 1999 compared to $1,512,000 in fiscal 1998. The increase in product development costs is primarily attributable to (1) the shift in production activity to research and development of the Web site, which is not subject to capitalization of development costs and (2) our $1.2 million grant from the National Institute of Science and Technology (NIST). As a percentage of total net revenues, product development expenses increased to 39.6% in fiscal 1999 compared to 22.0% in fiscal 1998. Total expenditures for product development, including capitalized expenses, increased 6.2% to $2,182,000 in fiscal 1999 compared to $2,054,000 in fiscal 1998. We capitalized product development expenses of $108,000 and $542,000 in fiscal 1999 and fiscal 1998, which represented 5.0% and 26.4% of total expenditure for product development in these respective periods. Amortization of capitalized product development costs totaled $560,000 and $340,000 in fiscal 1999 and fiscal 1998, and is included in cost of revenues described above.

    General and administrative expenses increased $278,000, or 21.5%, to $1,571,000 in fiscal 1999 from $1,293,000 in fiscal 1998. As a percentage of total net revenues, general and administrative expenses increased to 30.0% in fiscal 1999 compared to 18.8% in fiscal 1998. The increase was mainly due to increased legal, bad debt, investor relations, and compensation expenses.

    Net interest income decreased $131,000, or 24.9%, to $395,000 in fiscal 1999 from $526,000 in fiscal 1998 due to reduced average cash and short-term securities balances during fiscal 1999. The lower balances during fiscal 1999 are the result of our net loss during fiscal 1999 and the repurchase of our common stock during both fiscal 1999 and fiscal 1998.

FISCAL 1998 COMPARED TO FISCAL 1997

    Total net revenues increased 50.0% to $6,888,000 in fiscal 1998 compared to $4,591,000 in fiscal 1997 as a result of increased sales of our high-end, flagship product in the education market, increased revenue from the professional market and increased licensing revenue. Total unit shipments of our products decreased to approximately 120,000 units in fiscal 1998 from approximately 189,000 units in fiscal 1997. The increased net revenues and decreased unit shipments reflect higher revenues per unit shipped, which are the result of higher pricing for our flagship product, AIA, released in the first quarter of fiscal 1998, distribution of lower priced consumer products such as A.D.A.M. The Inside Story and Nine Month Miracle through a third party, and greater focus on sale of higher margin education products during fiscal 1998.

    Net revenues from the education market increased 112.3% to 5,357,000 in fiscal 1998 from $2,523,000 in fiscal 1997 due primarily to increased sales of the flagship education product, AIA, as well as increased unit sales of other, more mature products such as the Benjamin Cummings Interactive Physiology series and APP. Our agreement with Kainos represented $750,000 of the education market net revenues. In addition, in fiscal 1998 we recognized approximately $389,000 of revenue related to upgrade rights granted to purchasers of certain products that was deferred during fiscal 1997. As a percent of total net revenues, net revenues from the education market increased to 77.8% in fiscal 1998 compared to 54.9% in fiscal 1997.

    Net revenues from the consumer market decreased 67.0% to $652,000 in fiscal 1998 compared to $1,978,000 in fiscal 1997 due primarily to the March 1997 distribution agreement with Mindscape pursuant to which we receive royalties on the sale of consumer products rather than recognizing gross sales price as it had previously done. As a percent of total net revenues, net revenues from the consumer market decreased to 9.5% in fiscal 1998 compared to 43.1% in fiscal 1997.

    Net revenues from the professional market were $821,000 in fiscal 1998. These net revenues were derived from sales of custom services, license fees for software components developed by us, and product sales each of which accounted for 15%, 41%, and 44% of the total professional market net revenues, respectively. Approximately 47% of product sales, or $170,000, into this market resulted from sales of medical-legal series products introduced during fiscal 1997. As a percent of total net revenues, net revenues from the professional market were 11.9% in fiscal 1998.

    Cost of revenues decreased 8.0% to $1,178,000 in fiscal 1998 compared to $1,280,000 in fiscal 1997. Cost of revenues, which includes the cost of support, packaging, documentation, royalties and amortization of capitalized software development costs decreased primarily due to the significant reduction of consumer product units shipped as a result of the Mindscape distribution agreement reached in March 1997, partially offset by significant increases in royalty expenses related to increased sales of IP series products, increased capitalized software amortization and decreased software support costs. As a percent of total net revenues, cost of revenues decreased to 17.1% in fiscal 1998 compared to 27.9% in fiscal 1997 due to changes in product mix, specifically, the decreased unit sales of lower priced, lower margin consumer products, increased sales of the higher margin, higher priced flagship education product and the impact on net revenues from the recognition of income for certain education product sales that was deferred in fiscal 1997.

    Sales and marketing expenses decreased 38.2% to $2,778,000 in fiscal 1998 from $4,494,000 in fiscal 1997, primarily as a result of decreased marketing activities related to the sale and distribution of our consumer market products as a result of the March 1997 Mindscape distribution agreement. Sales and marketing costs attributable to sale and distribution of consumer products in fiscal 1997 totaled $1,693,000 and was insignificant for fiscal 1998, accounting for nearly the entire reduction in overall sales and marketing costs for fiscal 1998. As a percentage of total net revenues, sales and marketing expenses decreased to 40.3% in fiscal 1998 from 97.9% in fiscal 1997.

    Product development costs decreased 33.1% to $1,512,000 in fiscal 1998 from $2,260,000 in fiscal 1997 due primarily to decreases in salary and consulting costs incurred in fiscal 1997 associated with the development of language lexicons for our international products and maintenance of the consumer product line in fiscal 1997. In addition, the amount of development costs capitalized for fiscal 1998 increased by $41,000 compared to fiscal 1997, primarily resulting from earlier achievement of "working models" in the development process of products developed during fiscal 1998. As a percentage of total net revenues, product development expenses decreased to 22.0% in fiscal 1998 from 49.2% in fiscal 1997. Total expenditures for product development, including capitalized expenses, decreased to $2,054,000 in fiscal 1998 compared to $2,761,000 in fiscal 1997. We capitalized product development expenses of $542,000 and $501,000 in fiscal 1998 and fiscal 1997, respectively, which represented 26.4% and 18.1% of total expenditure for product development in these respective periods. Amortization of capitalized product development cost totaled $340,000 and $119,000 in fiscal 1998 and 1997, respectively, and is included in cost of revenues described above.

    General and administrative expenses decreased 45.4% to $1,293,000 in fiscal 1998 from $2,369,000 in fiscal 1997. As a percentage of total net revenues, general and administrative expenses decreased to 18.8% in fiscal 1998 compared to 51.6% in fiscal 1997. The decrease was mainly due to decreased legal, rent, bad debt, investor relations, and salary expenses. Rent and salary decreases in fiscal 1998 are the result of our restructuring in the second quarter of fiscal 1997.

    Interest income decreased 39.1% to $529,000 in fiscal 1998 from $869,000 in fiscal 1997 due to reduced average cash and short-term securities balances during fiscal 1998. The lower balances during fiscal 1998 are the result of our net loss during fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

    As of March 31, 1999, we had cash and cash equivalents of $2,369,000, short-term investments of $3,792,000, and working capital of $6,393,000. Cash used in operating activities was $861,000 in fiscal 1999, $344,000 in fiscal 1998 and $4,858,000 in fiscal 1997, principally as a result of net losses for fiscal 1999 and fiscal 1997.

    We use our working capital to finance ongoing operations, fund the development and introduction of new products and acquire capital equipment. As of March 31, 1999, we had repurchased 847,240 shares of our common stock on the open market at an average price of approximately $2.58 per common share for an aggregate purchase price of approximately $2,186,000. Repurchased shares represent approximately 16.0% of the shares of common stock issued and outstanding as of March 31, 1999. Our board of directors has authorized us to purchase up to 25% of the shares of common stock issued and outstanding. However, additional repurchases are not anticipated at this time.

    We have experienced a substantial increase in our expenditures since the launch of our San Francisco operation consistent with growth in operations and staffing, and we anticipate that this will continue for the foreseeable future. We anticipate incurring additional expenses to increase our marketing and sales efforts, for content development and for technology and infrastructure development. Additionally, we will continue to evaluate possible investments in businesses, products and technologies, the expansion of our marketing and sales programs and more aggressive brand promotions.

    We currently anticipate that our available cash resources will be sufficient to meet our anticipated needs for working capital and capital expenditures at least through the end of fiscal 2000. We may raise additional funds, however, in order to fund more rapid expansion, to develop new and enhance existing services and products, to respond to competitive pressures and to possibly acquire complementary products, businesses or technologies. There can be no assurance that any required additional financing will be available in terms favorable to us, or at all. If additional funds are raised by the issuance of equity securities, our shareholders may experience dilution of their ownership interest and these securities may have rights senior to those of the holders of the common stock. If additional funds are raised by the issuance of debt securities, we may be subject to certain limitations on its operations, including limitations on the payment of dividends. If adequate funds are not available or not available on acceptable terms, we may be unable to fund our expansion, successfully promote our brand name, take advantage of acquisition opportunities, develop or enhance services or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

YEAR 2000 COMPLIANCE

    The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Our computer equipment and software and devices with imbedded technology that are time-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities

    We have an initiative to ensure that computer equipment and software will function properly with respect to dates in the Year 2000 and thereafter. The term "computer equipment and software" includes systems for product development, production and testing, accounting, data processing, telephone/PBX, contact management, and other miscellaneous systems as well as other systems not traditionally thought of as "computer-related" technologies such as fax machines, copiers, or other miscellaneous equipment and software. These systems may contain imbedded technology, which complicate our Year 2000 identification, assessment, remediation, and testing efforts. Based upon our identification and assessment efforts to date, we believe that mission critical systems either are currently, or are committed by our vendors to be Year 2000 compliant. We have not directly surveyed our vendors as to Year 2000 compliance, but we plan to avail ourselves of any remedies developed by systems vendors and/or publishers that address current Year 2000 deficiencies, including currently known deficiencies or those discovered prior to Year 2000. In addition, in the ordinary course of replacing computer equipment and software, we will attempt to obtain replacements that are Year 2000 compliant. By utilizing our internal resources to ongoingly assess, test, and remediate potential and discovered Year 2000 issues, we believe that we are on schedule with the current initiative.

    Products we have developed have been internally tested for Year 2000 compliance by our quality assurance team. All internally developed products have been confirmed as Year 2000 compliant; however, two products acquired by us from Mosby, Inc. during fiscal 1998 are not Year 2000 compliant. We have decided not to remedy the two products, and are not actively promoting the sale of those products beyond fiscal 1999. Through March 31, 1999, we have sold approximately $59,000, or 8,938 units of the non-compliant products. We estimate total exposure to remedy, which is limited to refunding customers their original purchase price, to be not greater than $25,000.

    We believe that the cost of our Year 2000 identification, assessment, remediation and testing efforts will not exceed $50,000, which expenditures will be funded from existing cash balances. Such amount represents less than 5% of the actual and anticipated information system equipment, software technology, and product production expenditures for fiscal 1999 and 2000. We estimate that we have spent approximately $8,500 as of March 31, 1999 on quality assurance testing of our products. Other non-Year 2000 product production and system technology efforts have not been materially delayed or impacted by the Year 2000 initiative. We presently believe that the Year 2000 issue will not pose significant operational problems for adam.com. However, if all Year 2000 issues are not properly identified, there can be no assurance that the Year 2000 issue will not materially adversely impact our results of operation or adversely affect our relationships with customers, vendors or others. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material adverse impact on our systems or results of operation.

    We have not yet begun a comprehensive analysis of the operational problems and costs (including loss of revenues) that would be reasonably likely to result from the failure by ourselves and certain third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis. A contingency plan has not been developed for dealing with the most reasonably likely worst case scenario and such scenario has not yet been clearly identified. We currently plan to complete such analysis and contingency planning by September 30, 1999.

    The costs of our Year 2000 identification, assessment, remediation and testing efforts and the dates on which we believe we will complete such efforts are based upon our best estimates, which were derived using numerous assumptions regarding future events, including the availability of certain resources and other factors. There can be no assurance that these estimates will prove to be accurate and actual results could differ materially from those currently anticipated. Specific factors that could cause such material differences include, but are not limited to, the ability to identify, assess, and remediate and test all relevant computer codes and embedded technology, and similar uncertainties. In addition, variability of definitions of "compliance with Year 2000" and the myriad of different products and services, and combinations thereof, sold by adam.com may lead to claims whose impact on adam.com is not currently estimable. No assurance can be given that the aggregate cost of defending and resolving such claims, if any, will not materially adversely affect the our results of operation. Although some of the our agreements and contracts with third parties contain provisions requiring such parties to indemnify us under some circumstances, there can be no assurance that such indemnification arrangements will cover all of our liabilities and costs related to claims by third parties related to the Year 2000 issue.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    As of March 31, 1999, we had cash and cash equivalents of $2.4 million invested in liquid money market funds or bank accounts with average maturities of less than 90 days. The cash and cash equivalents are subject to interest rate risk and we may receive higher or lower interest income if market interest rates increase or decrease. A hypothetical increase or decrease in market interest rates by 10 percent from levels at March 31, 1999 would not have a material impact on our cash or cash equivalents.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    This information is set forth under Item 14(a)(1) and (2).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

    Not applicable.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

NAME                                                       AGE                            POSITION
-----------------------------------------------------      ---      -----------------------------------------------------
Robert S. Cramer, Jr.................................          39   Chairman of the Board, Chief Executive Officer and
                                                                    Director
Gregory M. Swayne....................................          41   Vice Chairman and Director
Michael S. Fisher....................................          36   Corporate Secretary and Director of Finance and
                                                                    Administration
Linda B. Davis.......................................          56   Director
Sally D. Elliot......................................          46   Director
Anthony J. Gatti.....................................          51   Director
Daniel S. Howe.......................................          38   Director
Hamilton M. Jordan...................................          54   Director
John W. McClaugherty.................................          39   Director
Francis J. Tedesco...................................          55   Director

    ROBERT S. CRAMER, JR. Mr. Cramer, a co-founder of adam.com, has served as Chairman of the Board and a director since adam.com's inception in March 1990, and Chief Executive Officer since September 1996. From 1987 to 1992, he served as Chairman of the Board of Directors of MLI. In 1989, Mr. Cramer served as an Executive Editor and Co-Publisher of Atlanta Computer Spectrum, a regional technology publication he helped to create. Also, since 1994 Mr. Cramer has served as Chairman of the Board of the Atlanta Task Force for the Homeless, a community-wide non profit organization working with and on the behalf of homeless people.

    GREGORY M. SWAYNE. Mr. Swayne, a co-founder of adam.com, has served as Vice Chairman of adam.com since March 1997 and as a director since March 1990. Previously, he served as President of adam.com from March 1990 until March 1997 and Vice President of Production from March 1990 to March 1998. As the original founder of Medical Legal Illustrations, Inc. ("MLI"), a predecessor to adam.com, he served as President from 1985 until February 1992, and as a director of MLI from 1985 until the merger of MLI and adam.com in May 1992. Mr. Swayne is a master degreed medical illustrator who completed a three year graduate program in medical illustration that required him to participate in all the first year medical school courses (including gross anatomy, histology, embryology and neuroanatomy) as well as a full year of direct surgical observation and illustration.

    MICHAEL S. FISHER. Mr. Fisher joined adam.com in September 1993 as Controller, became Director of Finance and Administration in February 1997 and was appointed Corporate Secretary in March 1997. From June 1990 through August 1993 he served as Controller for Morgan Medical Holdings, Inc., a publicly held medical diagnostic services firm, and was responsible for all financial functions. Previously thereto, he served two years as an accountant with BDO/Seidman. Mr. Fisher is a CPA licensed in the state of New York.

    LINDA B. DAVIS Ms. Davis has been a director of adam.com since September 1998. Ms. Davis is the General Manager of the Science and Nursing Division of Addison Wesley, a position she has held since September 1997. She joined Addison Wesley in 1990 as Vice President of Product Development and was subsequently promoted to Vice President and Editorial Director of the Math, Physics and Statistics Division. Previously, Ms. Davis was Vice President and Director of Development at W.H. Freeman/Scientific American Books from 1986 to 1990.

    SALLY D. ELLIOTT. Ms. Elliott, a director of adam.com since June 1993, has been a consultant focusing on publishing, education and new media since January 1998. Ms. Elliott served as President of the Consumer Publishing Group, Addison Wesley Longman ("Addison Wesley") formerly known as Benjamin/Cummings Publishing Company ("Benjamin/Cummings"), a publisher of college textbooks and a subsidiary of Addison Wesley, from July 1991 to December 1997. Prior thereto, Ms. Elliott served as General Manager of Benjamin/Cummings from June 1989 to June 1991 and Editorial Director of Benjamin/Cummings from June 1987 to June 1989.

    ANTHONY J. GATTI. Dr. Gatti has been a director of adam.com since May 1993. Dr. Gatti has been a doctor of podiatric medicine in private practice since 1974. He is Chief Executive Officer and a director of the Marietta Podiatry Group, a preferred provider organization offering podiatry services to major health providers, and a director of several other national and state podiatric medicine groups. In addition, Dr. Gatti is Chief Executive Officer of Millennium Design, a medical software company.

    DANIEL S. HOWE. Mr. Howe has been a Director of adam.com since December 1996. Mr. Howe has been President of DSH Enterprises, Inc., a real estate development and investment company, since January 1990.

    HAMILTON M. JORDAN. Mr. Jordan, a Director of adam.com since October 1997, has managed a strategic planning and consulting company focused primarily on health, education and media since 1993. Previously, Mr. Jordan served as Vice Chairman of Whittle Communications, a media and advertising technology company from 1990 to 1993, and was the Chief Executive Officer and founder of the ATP Tour, a men's professional tennis international governing body, from 1986 to 1990. Mr. Jordan served in The White House from 1977 until 1980 as Chief of Staff to President Carter.

    JOHN W. MCCLAUGHERTY. Mr. McClaugherty, a co-founder of adam.com, has served as a director of adam.com since its inception in March 1990. Since 1994, Mr. McClaugherty has served as President of J.S.K., Inc., a provider of medical illustrations to the legal profession. Mr. McClaugherty served as Chief Executive Officer of adam.com from its inception until March 1994. Prior thereto, Mr. McClaugherty was the Vice President of Sales and Marketing and a director of MLI from March 1985 until March 1990.

    FRANCIS J. TEDESCO. Dr. Tedesco has been a director of adam.com since July 1996. He has served as Chief Executive Officer of Health Sciences University and as President of the Medical College of Georgia ("MCG") since 1988, and has been a Professor of Medicine at MCG since 1981. He also is a consultant to Dwight David Eisenhower Medical Center--Fort Gordon, Georgia; Veterans Administration Medical Center--Augusta, Georgia and Walter Reed Army Medical Center-- Washington, D.C. Prior to coming to MCG in 1978, Dr. Tedesco held academic appointments beginning in 1971 at the Hospital of the University of Pennsylvania; Washington University School of Medicine, St. Louis, Missouri; and University of Miami School of Medicine. Dr. Tedesco currently serves on the Board of Directors and is Vice President of the Georgia Division of the American Cancer Society, and he is a director of URO Health, a medical products manufacturer.

ELECTION TO THE BOARD

    Directors are elected to the Board for three-year terms, and one-third of the Board members stand for election each year. The terms of Messrs. Cramer, Gatti and McClaugherty are scheduled to expire at the annual meeting of shareholders in 1999. The terms of Messrs. Howe, Tedesco and Ms. Davis are scheduled to expire at the annual meeting of shareholders in 2000, and the terms of Messrs. Jordan, Swayne and Ms. Elliot are scheduled to expire at the annual meeting of shareholders in 2001.

MEETINGS OF THE BOARD OF DIRECTORS

    During the fiscal year ended March 31, 1999 ("fiscal 1999"), the Board held 6 meetings. Each director that served during fiscal 1999 attended at least 75% of all Board meetings and the aggregate number of meetings held by all committees on which the individual director served in fiscal 1999.

COMMITTEES OF THE BOARD OF DIRECTORS

    The Board has standing Audit, Stock Repurchase and Compensation/Stock Option Committees that assist it in discharging its responsibilities. These committees, their members and functions are discussed below.

    The Audit Committee, which held 1 meeting during fiscal 1999, is responsible for recommending independent accountants, reviewing with the accountants the scope and results of the audit engagement, and consulting with independent accountants and management with regard to adam.com's accounting methods and control procedures. The Audit Committee is composed of Ms. Elliott and Mr. Howe.

    The Stock Repurchase Committee, which held no meetings during fiscal 1999, is responsible for adam.com's repurchase of its own shares pursuant to the Stock Repurchase Program. The Stock Repurchase Committee is composed of Messrs. Cramer (Chairman), Howe and Swayne.

    The Compensation/Stock Option Committee, which held 1 meeting during fiscal 1999, is responsible for reviewing recommendations from the Chairman of the Board of Directors with regard to the compensation of officers of adam.com and reporting to the Board of Directors its recommendations with regard to such compensation and is responsible for operating and administering adam.com's 1991 Employee Stock Option Plan and its Amended and Restated 1992 Stock Option Plan. The Compensation/Stock Option Committee is composed of Dr. Gatti and Mr. Howe.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Exchange Act requires our executive officers and directors and persons who beneficially own more than ten percent of our common stock to file with the Securities and Exchange Commission certain reports, and to furnish copies thereof to us, with respect to each such person's beneficial ownership of our equity securities. Based solely upon a review of the copies of such reports furnished to us and certain representations of such persons, all such persons have complied with the applicable reporting requirements.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

    The table below sets forth certain information relating to the compensation earned during fiscal 1999, fiscal 1998 and the fiscal year ended March 31, 1997 ("fiscal 1997") by our Chief Executive Officer and each of the other highest paid executive officers whose total annual salary and bonus exceeded $100,000 during fiscal 1999 (collectively, the "Named Executive Officers").

                                                                              LONG-TERM
                                                                         ANNUAL COMPENSATION               COMPENSATION
                                                                --------------------------------------  -------------------
                                                                                           SECURITIES           ALL
                                                     FISCAL                                UNDERLYING          OTHER
NAME AND PRINCIPAL POSITIONS                          YEAR      SALARY($)     BONUS($)     OPTIONS(#)   COMPENSATION($)(1)
-------------------------------------------------  -----------  ----------  -------------  -----------  -------------------
Robert S. Cramer, Jr.............................        1999   $  164,000           --       225,000(2)      $   1,906
Chief Executive Officer                                  1998      155,000           --       120,000(3)          2,111
                                                         1997      155,000           --            --            2,111

Gregory M. Swayne................................        1999   $  159,000           --       220,000(2)      $   2,039
Vice Chairman                                            1998      155,000           --       120,000(3)          2,257
                                                         1997      155,000           --            --            4,185

------------------------

(1) Represents life insurance premiums paid on behalf of such executive officers.

(2) Includes 195,000 shares subject to previously-granted options repriced and reissued on January 14, 1999.

(3) Options to purchase these shares were repriced and reissued on January 14, 1999.

OPTION GRANTS IN LAST FISCAL YEAR

    The following table provides information regarding stock options granted to the Named Executive Officers during fiscal 1999.

                                                    INDIVIDUAL GRANTS                           POTENTIAL REALIZABLE
                               ------------------------------------------------------------       VALUE AT ASSUMED
                                NUMBER OF                                                      ANNUAL RATES OF STOCK
                               SECURITIES       % OF TOTAL                                       PRICE APPRECIATION
                               UNDERLYING     OPTIONS GRANTED     EXERCISE OR                   FOR OPTION TERM (1)
                                 OPTIONS       TO EMPLOYEES       BASE PRICE    EXPIRATION   --------------------------
NAME                           GRANTED(#)     IN FISCAL YEAR     ($/SHARE)(1)      DATE         5%($)         10%($)
-----------------------------  -----------  -------------------  -------------  -----------  ------------  ------------
Robert S. Cramer, Jr.........      30,000              4.2%        $    3.69       4/20/08   $    180,319  $    287,127
                                  195,000(2)           27.6             5.25       1/14/09      1,667,581     2,655,344

Gregory M. Swayne............      25,000              3.5         $    3.69       4/20/08   $    150,266  $    186,425
                                  195,000(2)           27.6             5.25       1/14/09      1,667,581     2,655,344

------------------------

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

(2) Represents previously-granted options repriced and reissued on January 14, 1999.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUE
  TABLE

    The following table shows the number and value of exercisable and unexercisable options held by adam.com's Named Executive Officers as of the end of fiscal 1999. No stock appreciation rights were outstanding in fiscal 1999. In addition, no stock options were exercised during fiscal 1999.

                                                                                           VALUE OF UNEXERCISED
                                                                                               IN-THE MONEY
                                                                  NUMBER OF UNEXERCISED        OPTIONS/SARS
                                                                    OPTIONS AT FISCAL     AT FISCAL YEAR-END ($)
                                                                      YEAR-END (#)             EXERCISABLE/
NAME                                                             EXERCISABLE/UNEXERCISABLE    UNEXERCISABLE(2)
---------------------------------------------------------------  -----------------------  -----------------------
Robert S. Cramer, Jr...........................................        42,167/238,333(1)    $    21,083/109,716
Gregory M. Swayne..............................................        42,167/233,333            21,083/100,667

------------------------

(1) Does not include warrants to purchase 42,938 shares of common stock issued in connection with the Subordinated Bridge Notes.

(2) The closing price of our common stock on March 31, 1999 was $5.50.

    We have not awarded stock appreciation rights to any employee, we have no long-term incentive plans, as that term is defined in SEC regulations, and we have no defined benefit or actuarial plans covering any of our employees.

COMPENSATION OF DIRECTORS

    To date, directors have not received cash compensation for their services as directors of adam.com. During fiscal 1999, no directors of adam.com were granted options to purchase common stock.

EMPLOYMENT AGREEMENTS

    We have entered into employment agreements with Messrs. Cramer and Swayne. Each agreement is currently scheduled to expire on December 31, 1999 (the "Expiration Date") and is automatically renewable for successive one-year periods unless written notice of non-renewal is given by either party. Each agreement also may be terminated by us with or without cause or upon the employee's death or inability to perform his duties on account of a disability for a period of twelve consecutive months or by the employee. If any agreement is terminated prior to the Expiration Date for any reason, except by the employee, by us for cause or upon the employee's death or disability, we must continue to pay the employee's base salary and bonus either (1) for the period from the date of termination through the Expiration Date if the agreement is terminated prior to the first anniversary thereof or (2) for the two year period following the date of termination if the agreement is terminated after the first anniversary thereof. If the agreement is terminated because of the death or disability of the employee, we must pay the employee or his beneficiaries his base salary and bonus for a period of one year following the date of termination; provided, however, that, in the case of termination for disability, we may elect, in lieu of making such payments, to provide the employee with disability insurance coverage. The agreements provide for a minimum base salary of $120,000 for each of Messrs. Cramer and Swayne, and for annual discretionary bonuses. Each agreement also contains a two year noncompetition, customer and employee nonsolicitation and confidentiality provision. In addition, we have executed Employee Confidentiality, Nondisclosure and Noncompetition Agreements with all of our employees.

REPORT ON REPRICING OF OPTIONS

    We granted certain options to our employees to purchase our common stock on various dates since 1991. Some of these options were cancelled and new options were granted on January 14, 1999. The repricing of options reflects the consistent application of the policy of our Compensation Committee regarding stock options. The Compensation Committee and Board of Directors believe that to provide maximum incentive to employees, including senior executives, incentive options should be granted at exercise prices equal to or not materially in excess of the market price of our common stock. As a result of this policy, options granted by the Board and approved by the Compensation Committee at various dates since 1991 were cancelled and new options were granted on January 14, 1999. The options were cancelled and new options were granted in order to more accurately reflect the market value of our common stock, determined by reference to the closing price of the stock as reported by the Nasdaq Stock Market on that date.

    The following table sets forth information concerning all repricings of options to purchase our common stock held by our executive officers during the last ten completed fiscal years.

                           TEN-YEAR OPTION REPRICINGS

                                                NUMBER OF                                                       LENGTH OF
                                               SECURITIES                                                    ORIGINAL OPTION
                                               UNDERLYING   MARKET PRICE OF  EXERCISE PRICE                  TERM REMAINING
                                                 OPTIONS     STOCK AT TIME       AT TIME      NEW EXERCISE     AT DATE OF
NAME                                  DATE     REPRICED(#)  OF REPRICING($)  OF REPRICING($)    PRICE($)        REPRICING
----------------------------------  ---------  -----------  ---------------  ---------------  -------------  ---------------
Robert S. Cramer..................    1/14/99      20,000      $    5.25        $    8.80       $    5.25          1 Year
Chief Executive Officer               1/14/99      75,000           5.25             8.50            5.25         7 Years
                                      1/14/99      20,000           5.25             6.00            5.25         8 Years
                                      1/14/99      20,000           5.25             7.00            5.25         8 Years
                                      1/14/99      20,000           5.25             8.00            5.25         8 Years
                                      1/14/99      20,000           5.25             9.00            5.25         8 Years
                                      1/14/99      20,000           5.25            10.00            5.25         8 Years

Gregory M. Swayne.................    1/14/99      20,000      $    5.25        $    8.80       $    5.25          1 Year
Vice Chairman                         1/14/99      75,000           5.25             8.50            5.25         7 Years
                                      1/14/99      20,000           5.25             6.00            5.25         8 Years
                                      1/14/99      20,000           5.25             7.00            5.25         8 Years
                                      1/14/99      20,000           5.25             8.00            5.25         8 Years
                                      1/14/99      20,000           5.25             9.00            5.25         8 Years
                                      1/14/99      20,000           5.25            10.00            5.25         8 Years

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    During fiscal 1999 our Compensation Committee consisted of Dr. Gatti and Mr. Howe. During fiscal 1999, we did not engage in any transactions with the members of the Compensation Committee. No member of the Compensation Committee was an officer or employee of adam.com or any of our subsidiaries during fiscal 1999 or any time prior thereto.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS OF MANAGEMENT

    The following table sets forth the beneficial ownership of shares of common stock as of June 25, 1999 for (1) directors of adam.com, (2) the Named Executive Officers, (3) the directors and executive officers of adam.com as a group and
(4) each shareholder of adam.com holding more than a 5% interest in adam.com. Unless otherwise indicated in the footnotes, all of such interests are owned directly, and the indicated person or entity has sole voting and disposition power. The number of shares represents (a) the number of shares of common stock the person beneficially owns plus (b) the number of shares issuable upon exercise of currently exercisable options and warrants.

                                                                                      NUMBER
                                                                                     OF SHARES
NAME AND ADDRESS OF                                                                 BENEFICIALLY
  BENEFICIAL OWNER(1)                                                                  OWNED      PERCENT OF CLASS(2)
----------------------------------------------------------------------------------  -----------  ---------------------
Robert S. Cramer(3)...............................................................     642,590              13.8%
Gregory M. Swayne(4)..............................................................     256,187               5.5
Linda B. Davis....................................................................          --                --
Sally D. Elliott(5)...............................................................       3,333                 *
Dr. Anthony J. Gatti(6)...........................................................     200,000               4.3
Daniel S. Howe(7).................................................................      27,333                 *
Hamilton M. Jordan(5).............................................................       9,677                 *
John W. McLaugherty(8)............................................................      28,202                 *
Francis J. Tedesco, M.D...........................................................          --                --
Addison-Wesley Longman............................................................     700,000              15.2
James D. Oelschlager(9)...........................................................     418,750               9.1
Firestone Tire and Rubber Master Trust(10)........................................     356,250               7.7
Scott M. Smith(11)................................................................     272,500               5.9
All executive officers and directors as a group
  (9 persons)(12).................................................................   1,188,322              25.1%

------------------------

*   Less than 1%.

(1) Unless otherwise indicated, the addresses of the persons listed is c/o adam.com, 1600 River Edge Parkway, Suite 800, Atlanta, Georgia 30328.

(2) Assumes 4,438,507 shares outstanding, excluding shares held in treasury by adam.com. Except as indicated in the footnotes set forth below, the persons named in the table, to adam.com's knowledge, have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The number of shares shown as owned by, and the voting power of, individual shareholders include shares which are not currently outstanding but which such shareholders are entitled to acquire or will be entitled to acquire within 60 days. Such shares are deemed to be outstanding for the purpose of computing the percentage of outstanding common stock owned by the particular shareholder, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(3) Includes 48,833 shares issuable upon exercise of outstanding options and 42,938 shares issuable upon exercise of outstanding warrants.

(4) Includes 13,333 shares issuable upon exercise of outstanding options.

(5) Represents shares issuable upon exercise of outstanding options.

(6) Includes 108,500 shares jointly held by Dr. Gatti and his wife. Dr. Gatti shares voting and dispositive power with respect to the 108,500 shares and disclaims beneficial ownership of such shares. Includes 70,250 shares held by Anthony J. Gatti, D.P.M., P.C. Money Pension Plan of which

    Dr. Gatti is Trustee and over which Dr. Gatti holds sole voting and dispositive power. Dr. Gatti disclaims beneficial ownership of such shares. Includes 16,250 shares held by Anthony J. Gatti, D.P.M., P.C. Profit Sharing Plan, of which Dr. Gatti is Trustee and over which Dr. Gatti holds sole voting and dispositive power. Dr. Gatti disclaims beneficial ownership of such shares. Dr. Gatti's address is c/o A.D.A.M. Software, Inc., 1600 RiverEdge Parkway, Suite 800, Atlanta, Georgia 30328.

(7) Represents 9,333 shares issuable upon exercise of outstanding options.

(8) Includes 2,000 shares issuable upon exercise of outstanding options.

(9) Includes 356,250 shares held by the Firestone Tire and Rubber Master Trust (the "Firestone Trust"), for which Oak Associates, of which Mr. Oelschlager is President, is the fund manager. Includes 12,500 shares held by the Oak Associates Profit Sharing Plan and Trust, of which Mr. Oelschlager is the trustee. Mr. Oelschlager's address is c/o Oak Associates, 3875 Embassy Parkway, Suite 250, Akron, Ohio 44333. The information included in the table is based upon a Schedule 13G filed with the Securities and Exchange Commission on February 11, 1997.

(10) The Firestone Trust's address is Chemical Bank, as trustee for Firestone Rubber and Tire Master Trust (R.D. 4615504) c/o Oak Associates, 3875 Embassy Parkway, Suite 250, Akron, Ohio 44333. The information included in the table is based upon a Schedule 13G filed with the Securities and Exchange Commission on February 11, 1997.

(11) Mr. Smith's address is c/o Camelot Management Corp., 10 Glenville Street, Greenwich, Connecticut 06831-3638. The information included in the table is based upon a Schedule 13G filed with the Securities and Exchange Commission on February 11, 1999.

(12) Includes 73,499 shares issuable upon exercise of outstanding options and 42,938 shares issuable upon exercise of outstanding warrants.

ITEM 13.   CERTAIN TRANSACTIONS

    During fiscal 1999, we sold approximately $353,000 of product to AWL, a shareholder of adam.com. Linda B. Davis, one of our directors, is an affiliate of Addison Wesley. In addition, we earned royalty revenues of approximately $248,000 during fiscal 1999 related to Benjamin/Cummings, a subsidiary of Addison Wesley.

    It is our policy that all future transactions, if any, with affiliated parties will be approved by the disinterested members of our Board of Directors (or a committee thereof) or by the shareholders of adam.com.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) The following documents are included as part of this report:

                                                                                           PAGE
                                                                                         ---------
(1) FINANCIAL STATEMENTS:
Report of Independent Accountants......................................................        F-1
Balance Sheet at March 31, 1999 and 1998...............................................        F-2
Statement of Operations for the three years ended March 31, 1999.......................        F-3
Statement of Changes in Shareholders' Equity for the three years ended March 31,               F-4
  1999.................................................................................
Statement of Cash Flows for the three years ended March 31, 1999.......................        F-5
Notes to Financial Statements..........................................................        F-6

(2) FINANCIAL STATEMENT SCHEDULE:
For the three years ended March 31, 1999...............................................         F-
  II--Valuation and Qualifying Accounts

    All other schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Financial Statements or Notes thereto.

  EXHIBIT
    NO.                                                   DESCRIPTION
------------  ----------------------------------------------------------------------------------------------------

      3.1(a)  Amended and Restated Articles of Incorporation of the Company.
      3.2(a)  Amended and Restated By-Laws of the Company.
         4.1  Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit
              3.1).
         4.2  Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2).
      4.3(a)  Specimen Common Stock Certificate
      4.4(a)  Form of Option Certificate relating to the Company's 1992 Stock Option Plan
      4.5(a)  Form of Warrants to Purchase shares of Common Stock, dated April through November 1994
     10.1(a)  Amended and Restated 1992 Stock Option Plan
     10.2(a)  401(k) Adoption Agreement and Trust.
     10.3(a)  Employment Agreement between the Company and Robert S. Cramer, Jr., dated December 21, 1994.
     10.4(a)  Employment Agreement between the Company and Gregory M. Swayne, dated December 19, 1994.
     10.5(a)  Publishing Agreement by and between Williams & Wilkins and the Company, dated February 22, 1994
  10.7(a)(b)  Software Reseller Agreement among the Company, Addison Wesley Longman, through its Addison
              Wesley/Benjamin Cummings Group Sales Force Division, Benjamin/Cummings, and Addison Wesley
              Publishers Ltd., dated as of August 4, 1994.
  10.8(a)(b)  Software Reseller Agreement among the Company and Addison Wesley Longman, through its Addison Wesley
              School Division, dated as of February 9, 1995.
    10.17(c)  Localization Agreement between ZEMI Corp. and the Company dated June 7, 1996.
    10.20(d)  Asset Purchase and Sale agreement between Mosby, Inc. and the Company dated October 16, 1998.
    10.21(d)  Copyright License Agreement between Kainos Laboratories, Inc. and the Company, dated December 29,
              1997
    10.22(d)  License Agreement between CNN Newssource, Inc. and the Company dated January 15, 1998.
        23.1  Consent of PricewaterhouseCoopers LLP
        27.1  Financial Data Schedule--March 31, 1999 (for SEC use only)

------------------------

(a) Incorporated by reference to the Company's Registration Statement on Form S-1, File No. 33-96864, dated September 12, 1995, as amended).

(b) The Company has been granted confidential treatment of portions of this Exhibit. Accordingly, portions thereof have been omitted and filed separately.

(c) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.

(d) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998.

(B) REPORTS ON FORM 8-K

    No reports on Form 8-K have been filed with the Securities and Exchange Commission during the fourth quarter of fiscal 1997.

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              A.D.A.M. SOFTWARE, INC.
                                              (Registrant)

                                              By:        /s/ ROBERT S. CRAMER, JR.
                                                         ----------------------------------------
                                                         Robert S. Cramer, Jr.
                                                         Chairman of the Board, Co-Founder, Chief
                                                         Executive Officer, and Director
                                                         Date: June 29, 1999

    KNOW ALL MEN BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Robert S. Cramer, Jr. and Gregory M. Swayne, and each of them, his or her true and lawful attorney-in-fact and agents, with full power of substitution and resubstitution, from such person and in each person's name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue thereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on June 29, 1999.

                       SIGNATURE                                                   TITLE
--------------------------------------------------------  --------------------------------------------------------
               /s/ ROBERT S. CRAMER, JR.                  Chairman of the Board, Co-Founder, Chief Executive
      --------------------------------------------        Officer, and Director (Principal Executive Officer)
                 Robert S. Cramer, Jr.

                 /s/ GREGORY M. SWAYNE                    Vice Chairman, Co-Founder, Vice-President of Production
      --------------------------------------------        and Director
                   Gregory M. Swayne

                 /s/ MICHAEL S. FISHER                    Director of Finance/Administration
      --------------------------------------------        (Principal Financial Officer)
                   Michael S. Fisher

                                                          Director
      --------------------------------------------
                  John W. McClaugherty

                                                          Director
      --------------------------------------------
                    Sally D. Elliott

                                                          Director
      --------------------------------------------
                  Dr. Anthony J. Gatti

                    /s/ LINDA DAVIS                       Director
      --------------------------------------------
                      Linda Davis

                   /s/ DANIEL S. HOWE                     Director
      --------------------------------------------
                     Daniel S. Howe

              /s/ FRANCIS J. TEDESCO, M.D.                Director
      --------------------------------------------
                Francis J. Tedesco, M.D.

                  /s/ HAMILTON JORDAN                     Director
      --------------------------------------------
                    Hamilton Jordan

                            A.D.A.M. SOFTWARE, INC.
                              FINANCIAL STATEMENTS
                            MARCH 31, 1999 AND 1998

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of A.D.A.M. Software, Inc.

    In our opinion, the financial statements listed in the index appearing under
Item 14(a)(1) and (2) on page 34 present fairly, in all material respects, the financial position of A.D.A.M. Software, Inc., at March 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PRICEWATERHOUSECOOPERS LLP
Atlanta, GA
May 14, 1999

                            A.D.A.M. SOFTWARE, INC.

                                 BALANCE SHEET

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                    MARCH 31,
                                                                                               --------------------
                                                                                                 1999       1998
                                                                                               ---------  ---------
                                                      ASSETS
Current assets
  Cash and cash equivalents..................................................................  $   2,369  $     704
  Investment securities......................................................................      3,792      7,664
  Accounts receivable, net of allowances of $373 and $162....................................        950      1,239
  Inventories................................................................................        292        467
  Prepaids and other.........................................................................        164        124
                                                                                               ---------  ---------
      Total current assets...................................................................      7,567     10,198
Property and equipment, net..................................................................        644        496
Software development costs, net..............................................................        237        689
Restricted time deposits.....................................................................        522        517
                                                                                               ---------  ---------
      Total assets...........................................................................  $   8,970  $  11,900
                                                                                               ---------  ---------
                                                                                               ---------  ---------
                                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable...........................................................................  $     332  $     318
  Accrued liabilities........................................................................        352        375
  Accrued compensation and employee benefits.................................................        208        247
  Deferred rent..............................................................................        160        209
  Deferred revenue...........................................................................        122         38
                                                                                               ---------  ---------
      Total current liabilities..............................................................      1,174      1,187
                                                                                               ---------  ---------
Commitments and contingencies

Shareholders' equity
  Preferred stock, no par value; 9,062,500 shares authorized; no shares issued and
    outstanding..............................................................................         --         --
  Common stock, $0.01 par value; 20,000,000 shares authorized; 5,285,747 and 5,274,647 shares
    issued and outstanding, respectively.....................................................         53         52
  Common stock warrants......................................................................        135        135
  Additional paid-in capital.................................................................     33,911     33,883
  Treasury stock at cost, 847,240 and 602,550 shares, respectively...........................     (2,186)    (1,420)
  Accumulated deficit........................................................................    (24,117)   (21,937)
                                                                                               ---------  ---------
      Total shareholders' equity.............................................................      7,796     10,713
                                                                                               ---------  ---------
      Total liabilities and shareholders' equity.............................................  $   8,970  $  11,900
                                                                                               ---------  ---------
                                                                                               ---------  ---------

   The accompanying notes are an integral part of these financial statements.

                            A.D.A.M. SOFTWARE, INC.

                            STATEMENT OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                          YEAR ENDED MARCH 31,
                                                                                     -------------------------------
                                                                                       1999       1998       1997
                                                                                     ---------  ---------  ---------
Net revenues.......................................................................  $   5,242  $   6,888  $   4,591
                                                                                     ---------  ---------  ---------
Cost and expenses
  Cost of revenues.................................................................      1,421      1,178      1,280
  Sales and marketing..............................................................      2,704      2,778      4,494
  Product development..............................................................      2,074      1,512      2,260
  General and administrative.......................................................      1,571      1,293      2,369
  Restructuring charge.............................................................         47         --        490
                                                                                     ---------  ---------  ---------
                                                                                         7,817      6,761     10,893
                                                                                     ---------  ---------  ---------
      Operating income (loss)......................................................     (2,575)       127     (6,302)
Interest income, net...............................................................        395        526        861
                                                                                     ---------  ---------  ---------
      Income (loss) before income taxes............................................     (2,180)       653     (5,441)
Income taxes.......................................................................         --        (75)        --
                                                                                     ---------  ---------  ---------
      Net income (loss)............................................................  $  (2,180) $     578  $  (5,441)
                                                                                     ---------  ---------  ---------
                                                                                     ---------  ---------  ---------
Net income (loss) per share
  Basic and diluted................................................................  $   (0.48) $    0.12  $   (1.03)
                                                                                     ---------  ---------  ---------
                                                                                     ---------  ---------  ---------
Weighted average common shares outstanding
  Basic............................................................................      4,528      4,916      5,258
                                                                                     ---------  ---------  ---------
                                                                                     ---------  ---------  ---------
  Diluted..........................................................................      4,528      4,959      5,258
                                                                                     ---------  ---------  ---------
                                                                                     ---------  ---------  ---------

   The accompanying notes are an integral part of these financial statements.

                            A.D.A.M. SOFTWARE, INC.

                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                  COMMON STOCK        ADDITIONAL     COMMON
                                             -----------------------    PAID-IN       STOCK     ACCUMULATED   TREASURY
                                               SHARES      AMOUNT       CAPITAL     WARRANTS      DEFICIT       STOCK      TOTAL
                                             ----------  -----------  -----------  -----------  ------------  ---------  ---------
BALANCE AT MARCH 31, 1996..................   5,234,647   $      52    $  33,783    $     135    $  (17,074)  $      --  $  16,896

Exercise of common stock options...........      40,000          --          100           --            --          --        100
Net loss...................................          --          --           --           --        (5,441)         --     (5,441)
                                             ----------         ---   -----------       -----   ------------  ---------  ---------

BALANCE AT MARCH 31, 1997..................   5,274,647          52       33,883          135       (22,515)         --     11,555

Repurchase of stock........................          --          --           --           --            --      (1,420)    (1,420)
Net income.................................          --          --           --           --           578          --        578
                                             ----------         ---   -----------       -----   ------------  ---------  ---------

BALANCE AT MARCH 31, 1998..................   5,274,647          52       33,883          135       (21,937)     (1,420)    10,713

Exercise of common stock options...........      11,100           1           28           --            --          --         29
Repurchase of stock........................          --          --           --           --            --        (766)      (766)
Net loss...................................          --          --           --           --        (2,180)         --     (2,180)
                                             ----------         ---   -----------       -----   ------------  ---------  ---------

BALANCE AT MARCH 31, 1999..................   5,285,747   $      53    $  33,911    $     135    $  (24,117)  $  (2,186) $   7,796
                                             ----------         ---   -----------       -----   ------------  ---------  ---------
                                             ----------         ---   -----------       -----   ------------  ---------  ---------

   The accompanying notes are an integral part of these financial statements.

                            A.D.A.M. SOFTWARE, INC.

                            STATEMENT OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                         YEAR ENDED MARCH 31,
                                                                                    -------------------------------
                                                                                      1999       1998       1997
                                                                                    ---------  ---------  ---------
Cash flows from operating activities
  Net income (loss)...............................................................  $  (2,180) $     578  $  (5,441)
  Adjustments to reconcile net income (loss) to net cash used in operating activities
    Depreciation and amortization.................................................        906        707        576
    Changes in assets and liabilities
      Accounts receivable.........................................................        288       (601)      (190)
      Inventories.................................................................        175        (92)        58
      Prepaids and other assets...................................................        (39)       (16)         7
      Accounts payable and accrued liabilities....................................        (46)      (504)       (36)
      Deferred rent...............................................................        (49)        36        (72)
      Deferred revenue............................................................         84       (452)       490
      Third party advances........................................................         --         --       (250)
                                                                                    ---------  ---------  ---------
        Net cash used in operating activities.....................................       (861)      (344)    (4,858)
                                                                                    ---------  ---------  ---------
Cash flows from investing activities
  Purchases of short-term investments.............................................    (22,475)   (32,116)   (29,363)
  Proceeds from maturities of short-term investments..............................     26,343     32,998     31,798
  Purchases of property and equipment.............................................       (494)      (134)      (297)
  Redemption of restricted time deposit...........................................        160         --        191
  Purchase of restricted time deposit.............................................       (162)      (160)        --
  Software development costs......................................................       (108)      (542)      (501)
                                                                                    ---------  ---------  ---------
        Net cash provided by investing activities.................................      3,264         46      1,828
                                                                                    ---------  ---------  ---------
Cash flows from financing activities
  Proceeds from issuance of common stock upon exercise of stock options...........         28         --        100
  Repurchase of common stock......................................................       (766)    (1,420)        --
                                                                                    ---------  ---------  ---------
        Net cash provided by (used) in financing activities.......................       (738)    (1,420)       100
                                                                                    ---------  ---------  ---------
Increase (decrease) in cash and cash equivalents..................................      1,665     (1,718)    (2,930)
Cash and cash equivalents, beginning of period....................................        704      2,422      5,352
                                                                                    ---------  ---------  ---------
Cash and cash equivalents, end of period..........................................  $   2,369  $     704  $   2,422
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------

   The accompanying notes are an integral part of these financial statements.

                            A.D.A.M. SOFTWARE, INC.

                         NOTES TO FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    A.D.A.M. Software, Inc. (A.D.A.M. or the Company) creates, publishes and markets educational multimedia software products that provide anatomical, medical, scientific and health-related information for the academic, professional, and consumer markets. The Company sells its products into the academic and consumer markets through alliances with distributors and original equipment manufacturers (OEMs) and by direct sales and marketing activities. A.D.A.M.-Registered Trademark- products incorporate internally developed, original medical illustrations with text, audio, photography, animation and video in easy-to-use, interactive software applications. During the fourth quarter of fiscal 1999, the Company began to focus primarily on Internet-based opportunities. The Company created a website, "adam.com", for the purpose of becoming a leading provider of consumer health information and a leading developer of health education content and software technologies.

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

REVENUE RECOGNITION

    Revenues are primarily derived from the sale of software products, license agreements and from royalty agreements. Revenue from product sales is generally recognized at the time of shipment to customers, distributors or resellers or, in the case of consignment arrangements, at the time of shipment from the consignee to its customers. Revenues from royalty agreements are recognized as earned based upon performance or product shipment. Revenue from license sales are recognized after delivery when the Company has determined that the fees from the agreement are fixed and determinable and there are no significant return or acceptance provisions. Payments, or instalment invoices for license agreements, received in advance of shipments are recorded as deferred revenue in the accompanying balance sheet and are recognized as revenue when the related software is shipped. The Company did not have any advertising or e-commerce related revenue from its internet site.

    Allowances for estimated product returns are provided at the time of sale. The Company evaluates the adequacy of allowances for returns and doubtful accounts primarily based upon its evaluation of historical and expected sales experience and by channel of distribution. The estimates determined for reserves for returns and allowances are based upon information available at the reporting date. To the extent the future market, sell through experience, channels of distribution and general economic conditions change, the estimated reserves required for returns and allowances may also change.

CONCENTRATION OF CREDIT RISK

    Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of marketable securities and trade receivables. The Company restricts investment of marketable securities to short-term investment grade securities and direct or guaranteed obligations of the United States government.

                            A.D.A.M. SOFTWARE, INC.

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other liabilities, approximate fair value due to their short maturities.

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents include cash on hand and or deposit and highly liquid investments with an original maturity of three months or less.

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

PRODUCT DEVELOPMENT

    Product development includes costs incurred in the development of internal software for deployment of content to the Company's web sites and the actual development and maintenance of the web page content. Development costs of internal software used for deployment of content to the Company's web sites has been charged to expense as incurred.

                            A.D.A.M. SOFTWARE, INC.

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
RESTRICTED TIME DEPOSITS

    In connection with the Company's noncancelable operating leases for its office space and telephone system, the Company is required to purchase time deposits to secure letters of credit with the bank guaranteeing payments under the leases (see Note 11). The time deposits bear interest at an average rate of approximately 5.50% and are carried at cost which approximates market. The classification of these investments is determined based on the expected term of the collateral requirement and not necessarily the maturity date of the underlying securities.

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

EARNINGS PER SHARE

    The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share is based on the weighted average number of common shares outstanding plus, when their effect is dilutive, potential common stock consisting of shares subject to stock options and stock warrants. For the year ended March 31, 1998, potential common stock shares of 43,620 have been included in computing diluted earnings per share.

COMPREHENSIVE INCOME

    The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS 130), to be effective for all fiscal years beginning after December 15, 1997. This Statement requires that all items which are to be recognized as components of comprehensive income be reported on a financial statement that is displayed with the same prominence as other financial statements. The Company's comprehensive income is the same as its net income.

RECLASSIFICATIONS

    Certain comparative amounts have been reclassified to conform with current year presentation.

                            A.D.A.M. SOFTWARE, INC.

2. INVESTMENT SECURITIES

    On March 31, 1999 and 1998, the Company held investment securities which it classified as held-to-maturity. Held-to-maturity securities represent those securities that the Company has both the positive intent and ability to hold to maturity and are carried at amortized cost. Securities with a maturity date within one year are classified as short-term investments and are stated at cost plus accrued interest.

    Held-to-maturity investment securities at March 31, 1999 included the following (in thousands):

                                                                            AMORTIZED     FAIR
                                                                              COST        VALUE
                                                                           -----------  ---------
Atlantis One Funding Commercial Paper, face value of $1,000,000, interest
  at 4.672%, due April 14, 1999..........................................   $     999   $     999
General Electric Capital Corp. Commercial Paper, face value of $812,000,
  interest at 4.569%, due May 14, 1999...................................         808         808
General Electric Capital Corp. Commercial Paper, face value of
  $1,000,000, interest at 4.609%, due May 24, 1999.......................         993         993
GMAC Commercial Paper, face value of $1,000,000, interest at 4.454%, due
  June 4, 1999...........................................................         992         992
                                                                           -----------  ---------
                                                                            $   3,792   $   3,792
                                                                           -----------  ---------
                                                                           -----------  ---------

    There were no realized gains or losses for the years ended March 31, 1999, 1998 and 1997.

3. INVENTORIES

    The components of inventory are summarized as follows (in thousands):

                                                                                  MARCH 31,
                                                                             --------------------
                                                                               1999       1998
                                                                             ---------  ---------
Raw materials..............................................................  $     173  $     256
Finished goods.............................................................        119        211
                                                                             ---------  ---------
                                                                             $     292  $     467
                                                                             ---------  ---------
                                                                             ---------  ---------

                            A.D.A.M. SOFTWARE, INC.

4. PROPERTY AND EQUIPMENT

    Property and equipment is summarized as follows (in thousands):

                                                                                  MARCH 31,
                                                                             --------------------
                                                                               1999       1998
                                                                             ---------  ---------
Computers..................................................................  $   1,364  $   1,194
Equipment..................................................................        234        299
Furniture and fixtures.....................................................        532        507
Leasehold improvements.....................................................        174        156
                                                                             ---------  ---------
                                                                                 2,304      2,156
Less--Accumulated depreciation and
  amortization.............................................................     (1,660)    (1,660)
                                                                             ---------  ---------
                                                                             $     644  $     496
                                                                             ---------  ---------
                                                                             ---------  ---------

    Depreciation and amortization of property and equipment totaled approximately $349,000, $367,000 and $457,000 for the years ended March 31, 1999, 1998 and 1997, respectively.

5. PRODUCT DEVELOPMENT EXPENDITURES

    Product development expenditures are summarized as follows (in thousands):

                                                                        YEAR ENDED MARCH 31,
                                                                   -------------------------------
                                                                     1999       1998       1997
                                                                   ---------  ---------  ---------
Total development expenditures...................................  $   2,182  $   2,054  $   2,761
Less: Additions to capitalized software development, prior to
  amortization...................................................       (108)      (542)      (501)
                                                                   ---------  ---------  ---------
Product development expense......................................  $   2,074  $   1,512  $   2,260
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

    The activity in the capitalized software development account is summarized as follows (in thousands):

                                                                             YEAR ENDED MARCH 31,
                                                                        -------------------------------
                                                                          1999       1998       1997
                                                                        ---------  ---------  ---------
Balance at beginning of year, net.....................................  $     689  $     487  $     105
Additions, net of impairment..........................................        108        542        501
Amortization expense..................................................       (560)      (340)      (119)
                                                                        ---------  ---------  ---------
Balance at end of year, net...........................................  $     237  $     689  $     487
                                                                        ---------  ---------  ---------
                                                                        ---------  ---------  ---------

    Additions, net of impairment, includes a $316,000 impairment of capitalized software related to certain products, including some under development, that the Company is no longer supporting.

                            A.D.A.M. SOFTWARE, INC.

6. INCOME TAXES

    The provision for income taxes differs from the amount computed by applying the applicable U.S. statutory federal income tax rate of 34 percent to income
(loss) before income taxes as a result of the following (in thousands):

                                                                          YEAR ENDED MARCH 31,
                                                                     -------------------------------
                                                                       1999       1998       1997
                                                                     ---------  ---------  ---------
Federal tax provision (benefit) on income (loss) before income
  taxes at statutory federal income tax rate.......................  $    (741) $     222  $  (1,850)
  Change in valuation allowance....................................      1,416       (205)     2,042
  State taxes......................................................       (131)        26       (255)
  Research and development credits.................................        (77)       (37)       (38)
  Foreign taxes withheld...........................................         --         75         --
  Other............................................................       (467)        (6)       101
                                                                     ---------  ---------  ---------
                                                                     $      --  $      75  $      --
                                                                     ---------  ---------  ---------
                                                                     ---------  ---------  ---------

    The components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                                                MARCH 31,
                                                                           --------------------
                                                                             1999       1998
                                                                           ---------  ---------
Deferred tax assets
  Accrued expenses and other liabilities.................................  $     209  $     202
  Allowance for doubtful accounts........................................        126         17
  Fixed assets...........................................................        145        104
  Research and development credits.......................................        301        225
  Net operating loss carryforwards.......................................      9,127      8,118
                                                                           ---------  ---------
                                                                               9,908      8,666
                                                                           ---------  ---------
Deferred tax liabilities
  Software development costs.............................................        (90)      (264)
                                                                           ---------  ---------
                                                                                 (90)      (264)
                                                                           ---------  ---------
Net deferred tax asset before valuation allowance........................      9,818      8,402
Valuation allowance......................................................     (9,818)    (8,402)
                                                                           ---------  ---------
                                                                           $      --  $      --
                                                                           ---------  ---------
                                                                           ---------  ---------

    At March 31, 1999, the Company had net operating loss and general business credit carryforwards available for tax purposes of approximately $24,018,000 and $301,000, respectively, which will expire in years 2012 through 2019 and 2007 through 2014, respectively. Under the Tax Reform Act of 1986, the amounts of, and the benefit from net operating loss carryforwards may be impaired or limited in certain circumstances, including ownership changes (as defined by the Internal Revenue Service). At March 31, 1999 and 1998, the Company has recorded a valuation allowance equal to its net deferred tax assets as management believes it is more likely than not that the net deferred tax assets will not be realized. Management's estimate of the valuation allowance could be affected in the near term based on taxable income generated in future periods.

                            A.D.A.M. SOFTWARE, INC.

7. TREASURY STOCK

    In April 1997, the Company's Board of Directors adopted a stock repurchase program. The program authorized repurchase of the Company's common stock from time to time in open market transactions on the Nasdaq Stock market. During fiscal years 1999 and 1998, the Company repurchased common stock at various times with an aggregate cost of approximately $766,000 and $1,420,000, respectively. The Company used cash on hand to fund the repurchase program. The repurchased stock is held as treasury stock.

8. COMMON STOCK OPTIONS AND WARRANTS

    The Company has two stock option plans (the 1992 Option Plan and the 1991 Option Plan) under which the Company may grant incentive or non-qualified stock options to full-time employees and key persons. Options are granted at an exercise price as determined by the Company's Board of Directors which is not less than fair market value of the Company's common stock and vest ratably over a three-year period. Options granted under the 1992 Option Plan expire ten years from the date of grant. With respect to the 1991 Option Plan, all options granted under the plan were exercised or expired. No further grants under the 1991 Option Plan are authorized.

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

    Additionally, there are 214,063 warrants outstanding with an exercise price of $8.00 per share related to various debt and equity financing of the Company which occurred prior to fiscal 1997. The warrants are fully vested and exercisable, and they expire in fiscal 2000 and 2001.

    The Company has adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation ("SFAS 123")". Accordingly, no compensation cost has been recognized for options issued to employees under the Company's stock option plans. Had compensation cost for the Company's stock option grants been determined based on the fair value at the grant date for awards in fiscal 1999, 1998 and 1997 consistent with the provisions of SFAS 123, the Company's net income (loss) and net income (loss) per share would have been changed to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                                     1999       1998       1997
                                                                   ---------  ---------  ---------
Net income (loss)
    As reported..................................................  $  (2,180) $     578  $  (5,441)
    Pro forma....................................................     (2,560)       380     (5,566)
Basic and diluted net income (loss) per share
    As reported..................................................  $   (0.48) $     .12  $   (1.03)
    Pro forma....................................................      (0.57)       .07      (1.05)

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 1999, 1998 and 1997, respectively: dividend yield of 0% for all years; expected volatility of 70% for 1999 and 56% for 1998 and 1997; average risk-free interest rates of 4.94%, 6.01% and 6.22%; and expected life

                            A.D.A.M. SOFTWARE, INC.

8. COMMON STOCK OPTIONS AND WARRANTS (CONTINUED) of 3.5 years for all options with the exception of options granted in fiscal year 1999 with one year vesting periods, which have an expected life of two years.

    The following table summarizes stock option activity for the three years ended March 31, 1999:

                                                                          WEIGHTED     WEIGHTED
                                                            EXERCISE       AVERAGE      AVERAGE
                                                              PRICE       EXERCISE       FAIR
                                                SHARES      PER SHARE       PRICE        VALUE
                                              ----------  -------------  -----------  -----------
Outstanding at March 31, 1996...............   1,129,735   $2.00-12.00    $    6.20
  Granted...................................      83,400     2.25-2.50         2.41    $    1.18
  Exercised.................................     (40,000)    2.00-3.00         2.41
  Canceled or expired.......................    (520,108)   2.38-11.11         6.69
                                              ----------
Outstanding at March 31, 1997...............     653,027    2.25-12.00         6.06
  Granted...................................     515,600    2.00-10.00         4.96         0.95
  Exercised.................................          --            --           --
  Canceled or expired.......................    (214,893)   2.00-11.11         5.10
                                              ----------
Outstanding at March 31, 1998...............     953,734    2.00-12.00         5.73
  Granted...................................     706,000     2.75-5.25         4.15         2.02
  Exercised.................................     (11,100)    2.00-2.38         2.04
  Canceled or expired.......................    (550,434)   2.00-11.11         5.60
                                              ----------
Outstanding at March 31, 1999...............   1,098,200    2.00-12.00         5.37
                                              ----------
                                              ----------
Options exercisable at March 31, 1999.......     351,711
                                              ----------
                                              ----------

    The following table summarizes additional information about stock options outstanding at March 31, 1999:

                             OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                  -----------------------------------------  ------------------------
                                  WEIGHTED
                                   AVERAGE       WEIGHTED                  WEIGHTED
                    NUMBER        REMAINING       AVERAGE      NUMBER       AVERAGE
    RANGE OF      OUTSTANDING    CONTRACTUAL     EXERCISE    EXERCISABLE   EXERCISE
 EXERCISE PRICE   AT 3/31/99        LIFE           PRICE     AT 3/31/99      PRICE
----------------  -----------  ---------------  -----------  -----------  -----------
$2.00 to 2.94        251,100           6.81      $    2.30      132,011    $    2.31
$3.25 to 4.75        146,400           9.06           3.60        3,200         4.75
$5.00 to 5.25        607,400           8.77           5.20      123,200         5.00
$7.00 to 12.00        93,300           4.64           7.63       93,300         7.63
                  -----------                                -----------
                   1,098,200           8.04      $    4.50      351,711    $    4.58
                  -----------                                -----------
                  -----------                                -----------

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

                            A.D.A.M. SOFTWARE, INC.

8. COMMON STOCK OPTIONS AND WARRANTS (CONTINUED)
    In January 1999, the Company provided employee holders of options with exercise prices from $3.50 and higher the opportunity to modify the exercise price of the options to the then current market price of $5.25. As a result of this election, 423,400 options were canceled and reissued in January 1999 with a vesting period of one year. The new option exercise price equals the market price on the date of the repricing and, correspondingly, compensation expense was not recognized.

9. EMPLOYEE BENEFIT PLAN

    The Company sponsors a defined contribution plan that provides all permanent employees of the Company an opportunity to accumulate funds for their retirement. In January 1999, the Company began to match the contributions of participating employees to the extent of 50% of the first 6% contributed by the participant. Company matching contributions to the plan were approximately $17,000 in fiscal 1999.

10. RELATED PARTY TRANSACTIONS

    During fiscal 1999, 1998 and 1997, the Company sold approximately $353,000, $17,000 and $11,000, respectively, of product to Addison Wesley Longman, Inc., a shareholder in the Company. During fiscal 1999, 1998 and 1997, the Company sold approximately $0, $42,000 and $0, respectively, of product to Benjamin/Cummings
(BC), a subsidiary of a shareholder of the Company. The Company earned royalty revenues of approximately $248,000, $217,000 and $134,000, related to BC during fiscal 1999, 1998, and 1997, respectively. Additionally, the Company purchased approximately $6,000, $43,000 and $22,000 of product from BC during fiscal 1999, 1998 and 1997, respectively, and paid royalty expenses to BC of approximately $217,000, $215,000 and $70,000, respectively.

    During fiscal 1997, J.S.K., Inc. (JSK), whose president is a director and shareholder of the Company, paid the Company approximately $68,000 in licensing and rental fees.

    There were 78,438 warrants outstanding during fiscal 1999, 1998 and 1997, related to various debt and equity financing that were held by an officer and shareholder (directly and indirectly).

11. COMMITMENTS AND CONTINGENCIES

    The Company leases office space and equipment under noncancelable lease agreements expiring on various dates through 2002. In February 1999, the Company entered into a noncancelable agreement to sublease a portion of its office space. At March 31, 1999, future minimum rentals, net of sublease rental income, for noncancelable leases with terms in excess of one year were as follows (in thousands):

                                                                 MINIMUM     SUBLEASE        NET
                         YEAR ENDING                             ANNUAL       ANNUAL       MINIMUM
                          MARCH 31                               RENTALS      RENTALS      RENTALS
                   ----------------------                      -----------  -----------  -----------
2000.........................................................   $     522    $     (70)   $     452
2001.........................................................         522          (70)         452
2002.........................................................         522          (18)         504
2003.........................................................         175           --          175
                                                               -----------  -----------  -----------
                                                                $   1,741    $    (158)   $   1,583
                                                               -----------  -----------  -----------
                                                               -----------  -----------  -----------

    Rent expense for the years ended March 31, 1999, 1998 and 1997 was approximately $403,000, $417,000 and $640,000, respectively.

                            A.D.A.M. SOFTWARE, INC.

11. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    On April 25, 1996 the Company and certain of its officers and directors were named in a shareholders' class action lawsuit. The complaint alleges violations of Section 11, 12(2) and 15 of the Securities Act of 1933, violations of the Georgia Securities Act and negligent misrepresentation arising out of alleged disclosure deficiencies in connection with the Company's initial public offering which was completed on November 10, 1995. The complaint seeks compensatory damages and reimbursements for plaintiff's fees and expenses. The Company and its officers and directors are vigorously defending against the allegations. The Company cannot estimate the impact of the outcome of the lawsuit on the financial condition or results of operations.

    The Company is subject to other legal proceedings and claims which have arisen in the ordinary course of its business. Management believes, based upon the advice of counsel, that ultimate resolution of these matters will not have a material adverse effect on the financial statements taken as a whole.

12. SEGMENT INFORMATION

    During June 1997, the Financial Accounting Standards Board issued Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" (FAS 131). The statement requires detailed disclosures surrounding operating segments and certain enterprise-wide disclosures. Management believes that it has only a single operating segment that is focused on the development and distribution of anatomy/medical content. The enterprise-wide disclosures required by FAS 131 are presented in the tables below (in thousands):

                                                                        YEAR ENDED MARCH 31,
                                                                   -------------------------------
                                                                     1999       1998       1997
                                                                   ---------  ---------  ---------
REVENUES BY MARKET
Education........................................................  $   4,068  $   5,357  $   2,523
Consumer.........................................................        289        652      1,978
Professional.....................................................        695        821         --
Other............................................................       190`         58         90
                                                                   ---------  ---------  ---------
                                                                   $   5,242  $   6,888  $   4,591
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

    The Company exports its products through agreements with international and domestic distributors which grant territorial rights. During the years ended March 31, 1999, 1998 and 1997, the Company had net revenue from international sales of approximately $355,000, $1,643,000 and $709,000, respectively. A summary of revenues by geographic area is as follows (in thousands):

                                                                        YEAR ENDED MARCH 31,
                                                                   -------------------------------
                                                                     1999       1998       1997
                                                                   ---------  ---------  ---------
United States....................................................  $   4,887  $   5,245  $   3,882
Europe...........................................................        150        371        474
Pacific Rim and Asia.............................................         56      1,003        119
Other............................................................        149        269        116
                                                                   ---------  ---------  ---------
                                                                   $   5,242  $   6,888  $   4,591
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

    No geographic region within Europe accounted for more than 10% of total sales during the three-year period ended March 31, 1999.

                            A.D.A.M. SOFTWARE, INC.

12. SEGMENT INFORMATION (CONTINUED)
    Two customers accounted for approximately 11.5% and 11.1% of net sales in fiscal 1999. For the year ended March 31, 1998 and 1997, the Company had sales to single customers which totaled 10.9% and 16% of net revenues, respectively.

13. RESTRUCTURING

    During the second quarter of fiscal 1997, the Company implemented a restructuring plan (the 1997 Plan) designed to enhance overall competitiveness, productivity and efficiency through the reduction of overhead costs. The 1997 Plan resulted in a pre-tax charge of approximately $490,000. The charge principally reflects severance costs resulting from realignments throughout the Company, including workforce reductions of 29 employees, employee termination costs and costs associated with non-cancelable leases net of estimated sublease rental income. Total payments of approximately $445,000, primarily related to severance agreements were made subsequent to the implementation of the 1997 Plan. The remaining accrued restructuring costs relate to the fair value of stock options issued as part of the 1997 Plan.

    During the fourth quarter of fiscal 1999, the Company implemented a plan to release substantially all of its direct sales force. This restructuring plan resulted in a pre-tax charge of approximately $47,000 relating to the severance costs for the employees terminated. As of March 31, 1999, no payments have been made. During April 1999, additional employees were terminated with a severance cost of approximately $35,000.

14. SUBSEQUENT EVENTS

    The Company has received approximately $477,000 of proceeds as a result of 75,100 shares of common stock issued pursuant to exercisable stock options.

    In May 1999, the Company paid $50,000 in cash to enter into a license agreement with a pediatric health information website (Dr.Green.com) and expects to purchase the Company that operates the website for 80,000 shares of the Company's stock during fiscal 2000.

UNAUDITED

    In April 1999, the Company paid $250,000 for a 40% interest in ThePort.com, an internet software development entity. The Company's chief executive officer also acquired a 20% interest in the venture.