Form 10-Q
period 1999-06-03
A D A M SOFTWARE INC
filed 1999-08-16
CIK 863650

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 1999

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    FOR THE TRANSITION PERIOD FROM ______

                        COMMISSION FILE NUMBER: 0-26962

                            A.D.A.M. SOFTWARE, INC.
                 ---------------------------------------------
             (Exact Name of Registrant as Specified in its charter)

                  GEORGIA                              58-1878070
   --------------------------------------   ---------------------------------
      (State or other jurisdiction of       (IRS Employer Identification No.)
        Employer Identification No.)

                       1600 RIVEREDGE PARKWAY, SUITE 800
                            ATLANTA, GEORGIA 30328
   ------------------------------------------------------------------------
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                  (ZIP CODE)

                                 770-980-0888
   ------------------------------------------------------------------------
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                      N/A
   ------------------------------------------------------------------------
         (FORMER NAME OR FORMER ADDRESS, IF CHANGED SINCE LAST REPORT)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 YES  ______X______          NO  _____________

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of August 10, 1998 there were 4,659,081 shares of the Registrant's Common Stock, par value $.01 per share, outstanding (excluding shares held in treasury by the Registrant).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            A.D.A.M. Software, Inc.
                                     Index

                                    Part I--Financial Information

ITEM 1.    Financial Statements

           Condensed Consolidated Balance Sheet at June 30, 1999 and March 31, 1999........          3

           Condensed Consolidated Statement of Operations for the Three Months Ended June
           30, 1999 and 1998...............................................................          4

           Condensed Consolidated Statement of Cash Flows for the Three Months Ended June
           30, 1999 and 1998...............................................................          5

           Notes to Condensed Consolidated Financial Statements............................          6

           Management's Discussion and Analysis of Financial Condition and Results of
ITEM 2.    Operations......................................................................          8

ITEM 3.    Quantitative and Qualitative Disclosure About Market Risk.......................         12

                                      Part II--Other Information

ITEM 6.    Exhibits and Reports on Form 8-K................................................         12

PART I: FINANCIAL INFORMATION
FINANCIAL STATEMENTS

                            A.D.A.M. SOFTWARE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                                                                                       JUNE 30,     MARCH 31,
                                                                                                         1999         1999
                                                                                                      -----------   ---------
                                                                                                       (IN THOUSANDS, EXCEPT
                                                                                                            SHARE DATA)
ASSETS
Current assets:
  Cash and cash equivalents.........................................................................    $5,476       $2,369
  Investment Securities.............................................................................        --        3,792
  Accounts receivable (net of allowances of $115 and $373, respectively)............................       477          950
  Inventories.......................................................................................       304          292
  Prepaids and other................................................................................       249          164
                                                                                                      -----------   ---------
    Total current assets............................................................................     6,506        7,567

Property and equipment, net.........................................................................     1,048          644
Restricted certificate of deposit...................................................................       522          522
Other assets........................................................................................       199          237
                                                                                                      -----------   ---------
    Total assets....................................................................................    $8,275       $8,970
                                                                                                      -----------   ---------
                                                                                                      -----------   ---------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..................................................................................    $  499       $  332
  Other accrued liabilities.........................................................................       817          842
                                                                                                      -----------   ---------
                                                                                                      -----------   ---------
    Total current liabilities.......................................................................     1,316        1,174

Minority interest:..................................................................................        63           --

Shareholders' equity:
  Preferred stock, no par value; 9,062,500 shares authorized; 0 Series A shares issued and
    outstanding.....................................................................................        --           --
  Common Stock, $.01 par value; 20,000,000 authorized; 5,275,280 and 5,423,956 shares issued and
    outstanding.....................................................................................        54           53
  Other shareholders' equity........................................................................     6,842        7,743
                                                                                                      -----------   ---------
    Total liabilities, minority interest and shareholders'equity....................................    $8,275       $8,970
                                                                                                      -----------   ---------
                                                                                                      -----------   ---------

   The accompanying notes are an integral part of these financial statements.

                            A.D.A.M. SOFTWARE, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                                                                       THREE MONTHS
                                                                                                           ENDED
                                                                                                         JUNE 30,
                                                                                                      ---------------
                                                                                                       1999     1998
                                                                                                      -------  ------
                                                                                                      (IN THOUSANDS,
                                                                                                        EXCEPT PER
                                                                                                        SHARE DATA)
Product Revenues....................................................................................  $   769  $1,748
Internet Revenues...................................................................................       31       0
                                                                                                      -------  ------
  Total Revenues....................................................................................      800   1,748
                                                                                                      -------  ------
Cost and expenses
  Cost of revenues..................................................................................      195     331
  Sales and marketing...............................................................................      692     641
  Product and content development...................................................................    1,162     234
  General and administrative........................................................................    1,155     449
                                                                                                      -------  ------
                                                                                                        3,204   1,655
                                                                                                      -------  ------
  Operating (loss) income...........................................................................   (2,404)     93
Interest income, net................................................................................       71     115
                                                                                                      -------  ------
(Loss) Income before income taxes...................................................................   (2,333)    208
Income taxes........................................................................................       --      --
Minority interest in consolidated subsidiary........................................................      (37)     --
                                                                                                      -------  ------
  Net (loss) income.................................................................................  $(2,296) $  208
                                                                                                      -------  ------
                                                                                                      -------  ------
Basic and diluted net (loss) income per common share................................................  $ (0.51) $ 0.04
                                                                                                      -------  ------
                                                                                                      -------  ------
Weighted average number of common shares and common share equivalents outstanding...................    4,514   4,759
                                                                                                      -------  ------
                                                                                                      -------  ------

   The accompanying notes are an integral part of these financial statements.

                            A.D.A.M. SOFTWARE, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
                                  (UNAUDITED)

                                                                                              THREE MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                             --------------------
                                                                                               1999       1998
                                                                                             ---------  ---------
                                                                                                (IN THOUSANDS)
Net cash used in operating activities......................................................  $  (1,657) $    (249)
                                                                                             ---------  ---------
Investing activities
  Purchases of property and equipment......................................................       (500)       (71)
  Purchase of investment securities........................................................         --      7,625
  Proceeds from sale of investment securities..............................................      3,788     (7,271)
  Software development costs...............................................................         (6)      (139)
                                                                                             ---------  ---------
    Net cash provided by investing activities..............................................      3,282        144
                                                                                             ---------  ---------
Financing activities
  Repurchase of common stock...............................................................         --       (109)
  Proceeds from related party for interest in consolidated subsidiary......................        100
  Proceeds from exercise of common stock options...........................................      1,378          2
                                                                                             ---------  ---------
    Net cash provided by (used) in financing activities....................................      1,478       (107)
                                                                                             ---------  ---------
Increase (decrease) in cash and cash equivalents...........................................      3,107       (212)
Cash and cash equivalents, beginning of period.............................................      2,369        704
                                                                                             ---------  ---------
Cash and cash equivalents, end of period...................................................  $   5,476  $     492
                                                                                             ---------  ---------
                                                                                             ---------  ---------

   The accompanying notes are an integral part of these financial statements.

                            A.D.A.M. SOFTWARE, INC.

      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 JUNE 30, 1999

1. BASIS OF PRESENTATION

    A.D.A.M. Software, Inc., d/b/a adam.com ("adam.com") is a developer of health education content and software technologies, and since January 1999, the Company has taken steps to become a leading provider of health, medical and wellness information online. The Company had historically created, published and marketed multimedia software products, content and Internet-ready applications that provide anatomical, medical and health-related information for the education, consumer and professional markets.

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the general instructions to Form 10-Q and Article 10 of Regulation S-X. The accompanying financial statements include the accounts of the Company and thePort.com, Inc., an affiliated entity that the Company controls through a financial and operational interest. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended March 31, 2000. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form10-K for the year ended March 31, 1999, which includes audited financial statements for the year ended March 31, 1999. Certain amounts in the prior years' financial statements have been reclassified to conform with the current year presentation.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

2. INVESTMENT SECURITIES

    At March 31, 1999 the Company held certain investment securities in marketable debt securities, which it classified as held-to-maturity. Held-to-maturity securities represent those securities that the Company has both the positive intent and ability to hold to maturity, and are carried at amortized cost. There were no realized gains or losses for the three months ended June 30, 1999.

3 INVENTORIES

    Inventories consist principally of computer software media and related shipping supplies and are stated at the lower of specific cost or market. Cost is determined using the first-in, first-out method.

    The components of inventory are summarized as follows (in thousands):

                                                                  JUNE 30, 1999    MARCH 31, 1999
                                                                 ---------------  -----------------
Raw Materials..................................................     $     197         $     173
Finished Goods.................................................           107               119
                                                                        -----             -----
                                                                    $     304         $     292
                                                                        -----             -----
                                                                        -----             -----

                            A.D.A.M. SOFTWARE, INC.

                                 JUNE 30, 1999

4. EARNINGS PER COMMON SHARE

    The Company computes basic earnings per share based upon the weighted average number of issued common shares for each period. Diluted earnings per share is based upon the addition of the effect of common stock equivalents (stock options and warrants) to the denominator of the basic earnings per share calculation, using the treasury stock method, if their effect is dilutive.

5. RELATED PARTY TRANSACTION

    The Company contributed $250,000 to a new Internet entity, thePort.com, for a 40% voting interest. The Company's chairman also committed to invest $125,000, of which $100,000 was paid during the quarter, in this entity for a 20% voting interest. The results of operations of this entity, which are not significant at this time, are included in the condensed consolidated financial statements of the Company.

6. LEGAL PROCEEDINGS

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

7. SUPPLEMENTAL CASH FLOW INFORMATION

    Cash and cash equivalents include cash on hand and on deposit and highly liquid investments with an original maturity of three months or less. There were no cash payments of interest for the three months ended June, 1999 and 1998.

8. COMPREHENSIVE INCOME

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

9. SUBSEQUENT EVENT

    On July 30, 1999, the Company purchased the assets of drgreene.com in exchange for the issuance of 84,000 shares of the Company's common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The following information should be read in conjunction with the financial statements and the notes thereto and in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999.

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

RESULTS OF OPERATIONS

    REVENUES. Total revenues decreased 54% to $800,000 for the three months ended June 30, 1999 compared to $1,748,000 for the three months ended June 30, 1998. We derived all revenue from product sales and licensing to education, consumer, professional and international markets during the three months ended June 30, 1998 compared to 96% of total revenue from product sales and licensing for the three months ending June 30, 1999. During the three months ended June 30, 1999 we earned approximately $31,000, or 4% of total revenue from activities related to provision of health related content over the Internet, including page view based advertising revenue and subscription based license fees from Internet based third parties. Total software product sales and licensing revenue decreased $979,000, or 56%, to $769,000 for the three months ended June 30, 1999 compared to $1,748,000 for the three months ended June 30, 1998 due to our transition from a software-products-based company to an Internet based, online content provider and, accordingly, reduced sales force and marketing activities.

    COST OF REVENUES. Cost of revenues decreased 41% to $195,000 for the three months ended June 30, 1999 from $331,000 for the three months ended June 30, 1998 due to decreased software product shipments, decreased cost of product support and reduced amortization of capitalized software development costs. Amortization of capitalized software development costs decreased 65% to $44,000 compared to $124,000 for the three months ended June 30, 1998 as a result of reductions in previously recorded capitalized development costs during fiscal 1999 to bring levels closer to expected future revenues to be generated, or net realizable value (NRV). The reduction in net realizable value during the fourth quarter of fiscal 1999 were the result of our decision not to support certain products moving forward and instead to focus on development and execution of our Internet strategies. Shipped product component costs decreased 35% to $69,000 for the three months ended June 30, 1999 compared to $106,000 for the three months ended June 30, 1998 due to decreased unit shipments of our software products during the three months ended June 30, 1999. As a percentage of total software product revenues, cost of revenues increased to 25% for the three months ended June 30, 1999 from 19% for the three months ended June 30, 1998.

    SALES AND MARKETING. Sales and marketing expenses increased 8% to $692,000 for the three months ended June 30, 1999 compared to $641,000 for the three months ended June 30, 1998. All sales and marketing expenses for the three months ended June 30, 1998 were the result of activities supporting software products revenues, while only 40% of total sales and marketing expenses were spent on such activities for the three months ended June 30, 1999. We spent approximately $416,000 during the three months ended June 30, 1999 on marketing related activities supporting the new online business strategy. As a percentage of total software product revenues, related sales and marketing expenses were consistent at approximately 37% for each three month period.

    PRODUCT AND CONTENT DEVELOPMENT. Product and content development expenses increased 389% to $1,149,000 for the three months ended June 30, 1999 from $235,000 for the three months ended June 30, 1998. We capitalized only $6,000 of software development costs for the three months ended June 30, 1999 as compared to $139,000 capitalized for the three months ended June 30, 1998. The majority of the increased expense for the three months ended June 30, 1999, of approximately $827,000, was the result of our launch costs, consisting primarily of personnel and consulting costs, for our Web site. As a percentage of total net revenues, product and content development expenses increased to 151% for the three months ended June 30, 1999 compared to 13% for the three months ended June 30, 1998.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 157% to $1,131,000 for the three months ended June 30, 1999 from $449,000 for the three months ended June 30, 1998 primarily due to: the additional operating costs of our San Francisco office which opened in February 1999; increased personnel costs and increased legal costs. As a percentage of total net revenues, general and administrative expenses increased to 144% for the three months ended June 30, 1999 compared to 26% for the three months ended June 30, 1998.

    OPERATING (LOSS) INCOME. As a result of the factors described above, operating income decreased $2,641,000 to a loss of $2,404,000 for the three months ended June 30, 1999 from a profit of $93,000 for the three months ended June 30, 1998.

    NET (LOSS) INCOME. The Company had a net loss of $2,296,000 or 51 cents per share for the three months ended June 30, 1999, compared with net income of $208,000 or 4 cents per share for the three months ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

    As of June 30, 1999, we had cash and short-term investments of $5,476,000 and working capital of $5,190,000.

    We use working capital to finance ongoing operations, fund the development and introduction of our new business strategy and acquire capital equipment. As of June 30, 1999 the Company had repurchased 847,240 shares of common stock on the open market for an average price of approximately $2.58 per common share for an aggregate purchase price of approximately $2,186,000, and had re-issued 82,365 of those shares during the three months ended June 30, 1999 for total cash proceeds of approximately $1.4 million. Remaining repurchased shares represent approximately 14% of the shares of common stock issued and outstanding as of June 30, 1999. The Company has been authorized by its Board of Directors to purchase up to 25% of the common shares issued and outstanding; however, management does not intend to purchase any shares of common stock during the upcoming fiscal year.

    We have experienced a substantial increase in our expenditures since the launch of our San Francisco operation consistent with growth in operations and staffing, and we anticipate that will continue for the foreseeable future. We anticipate incurring additional expenses to increase our marketing and sales efforts, for content development and for technology and infrastructure development. Additionally, we will continue to evaluate possible investments in businesses, products and technologies, the expansion of our marketing and sales programs and more aggressive brand promotions.

    We currently anticipate that our available cash resources will be sufficient to meet our anticipated needs for working capital and capital expenditures at least through the end of the second quarter of fiscal 2000. We intend to raise additional funds, however, in order to fund more rapid expansion, to develop new and enhance existing services and products, to respond to competitive pressures and to acquire complementary products, businesses or technologies. We also intend to issue equity securities for the acquisition of businesses or health information content to use in the Company's website. There can be no assurance that any required additional financing will be available in terms favorable to us, or at all. If additional funds are raised by the issuance of equity securities, our shareholders may experience dilution of their ownership interest and these securities may have rights senior to those of the holders of the common stock. If additional funds are raised by the issuance of debt securities, we may be subject to certain limitations on its operations, including limitations on the payment of dividends. If adequate funds are not available or not available on acceptable terms, we may be unable to fund our expansion, successfully promote our brand name, take advantage of acquisition opportunities, develop or enhance services or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

    We have made efforts to ensure that computer equipment and software will function properly with respect to dates in the Year 2000 and thereafter. The term "computer equipment and software" includes systems for product development, production and testing, accounting, data processing, telephone/PBX, contact management, and other miscellaneous systems as well as other systems not traditionally thought of as "computer-related" technologies such as fax machines, copiers, or other miscellaneous equipment and software. These systems may contain imbedded technology, which complicate our Year 2000 identification, assessment, remediation, and testing efforts. Based upon our identification and assessment efforts to date, we believe that our critical systems either are currently, or are committed by our vendors to be Year 2000 compliant. We have not directly surveyed our vendors as to Year 2000 compliance, but we plan to avail ourselves of any remedies developed by systems vendors and/or publishers that address current Year 2000 deficiencies, including currently known deficiencies or those discovered prior to Year 2000. In addition, in the ordinary course of replacing computer equipment and software, we will attempt to obtain replacements that are Year 2000 compliant. By utilizing our internal resources to ongoingly assess, test and remediate potential and discovered Year 2000 issues, we believe that we are on schedule with the current initiative.

    Products we have developed have been internally tested for Year 2000 compliance by our quality assurance team. All internally developed products have been confirmed as Year 2000 compliant; however, two products acquired by us from Mosby, Inc. during fiscal 1998 are not Year 2000 compliant. We have decided not to remedy the two products, and are not actively promoting the sale of those products beyond fiscal 1999. Through June 30, 1999, we have sold approximately $59,000, or 8,938 units of the non-compliant products. We estimate total exposure to remedy, which is limited to refunding customers their original purchase price, to be not greater than $25,000.

    We believe that the cost of our Year 2000 identification, assessment, remediation and testing efforts will not exceed $50,000, which expenditures will be funded from existing cash balances. Such amount represents less than 5% of the actual and anticipated information system equipment, software technology, and product production expenditures for fiscal 2000. We estimate that we have spent approximately $10,000 as of June 30, 1999 on quality assurance testing of our products. Other non-Year 2000 product production and system technology efforts have not been materially delayed or impacted by the Year 2000 initiative. We presently believe that the Year 2000 issue will not pose significant operational problems for adam.com. However, if all Year 2000 issues are not properly identified, there can be no assurance that the Year 2000 issue will not materially adversely impact our results of operation or adversely affect our relationships with customers, vendors or others. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material adverse impact on our systems or results of operation.

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

    The costs of our Year 2000 identification, assessment, remediation and testing efforts and the dates on which we believe we will complete such efforts are based upon our best estimates, which were derived using numerous assumptions regarding future events, including the availability of certain resources and other factors. There can be no assurance that these estimates will prove to be accurate and actual results could differ materially from those currently anticipated. Specific factors that could cause such material differences include, but are not limited to, the ability to identify, assess, and remediate and test all relevant computer codes and embedded technology, and similar uncertainties. In addition, variability of definitions of "compliance with Year2000" and the myriad of different products and services, and combinations thereof, sold by adam.com may lead to claims whose impact on adam.com is not currently estimable. No assurance can be given that the aggregate cost of defending and resolving such claims, if any, will not materially adversely affect the our results of operation. Although some of the our agreements and contracts with third parties contain provisions requiring such parties to indemnify us under some circumstances, there can be no assurance that such indemnification arrangements will cover all of our liabilities and costs related to claims by third parties related to the Year 2000 issue.

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

    The following are some of the factors that could cause our actual results to differ materially from the expected results described in our forward-looking statements:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    As of June 30, 1999, we had cash and cash equivalents of $5.5 million invested in liquid money market funds or bank accounts with average maturities of less than 90 days. The cash and cash equivalents are subject to interest rate risk and we may receive higher or lower interest income if market interest rates increase or decrease. A hypothetical increase or decrease in market interest rates by 10 percent from levels at March 31, 1999 would not have a material impact on our cash or cash equivalents.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    Exhibits

    27  Financial Data Schedule

    (b) No reports on Form 8-K have been filed with the Securities and Exchange Commission during the first quarter of fiscal 2000.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          A.D.A.M. Software, Inc.
                                          (Registrant)

                                          /s/ ROBERT S. CRAMER, JR.
                                          --------------------------------------
                                          Robert S. Cramer, Jr.
                                          Chairman of the Board, Co-Founder,
                                          Chief Executive Officer

                                          /s/ MICHAEL S. FISHER
                                          --------------------------------------
                                          Michael S. Fisher
                                          Director of Finance/Administration
                                          (Principal financial officer)

                                          Date: August 16, 1999