Form 10-Q
period 1999-09-30
A D A M SOFTWARE INC
filed 1999-11-15
CIK 863650

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-Q

   /X/     QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 1999
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER: 0-26962

                            ------------------------

                                 ADAM.COM, INC.

             (Exact Name of Registrant as specified in its charter)

                GEORGIA                                     58-1878070
    (State or other jurisdiction of             (IRS Employer Identification No.)
    incorporation or organization)

   1600 RIVEREDGE PARKWAY, SUITE 800                          30328
           ATLANTA, GEORGIA                                 (Zip Code)
    (Address of principal executive
               offices)

                                  770-980-0888
              (Registrant's telephone number, including area code)

                            A.D.A.M. SOFTWARE, INC.
         (Former name or former address, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES _X_    NO ____

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    As of November 15, 1999 there were 4,825,736 shares of the Registrant's Common Stock, par value $.01 per share, outstanding (excluding shares held in treasury by the Registrant).

                                 ADAM.COM, INC.

                                     INDEX

                         PART I--FINANCIAL INFORMATION


ITEM 1.  Financial Statements

         Condensed Consolidated Balance Sheet at September 30, 1999
         and March 31, 1999..........................................      3

         Condensed Consolidated Statement of Operations For the Three
         and Six Months Ended September 30, 1999 and 1998............      4

         Condensed Consolidated Statement of Cash Flows For the Six
         Months Ended September 30, 1999 and 1998....................      5

         Statement of Changes in Shareholders' Equity For the Six
         Months Ended
         September 30, 1999..........................................      6

         Notes to Condensed Consolidated Financial Statements........      7

ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................      9

ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk...     15

                           PART II--OTHER INFORMATION


ITEM 4.  Submission of Matters to a Vote of Security Holders.........     15

ITEM 6.  Exhibits and Reports on Form 8-K............................     16

PART I: FINANCIAL INFORMATION

ITEM I: FINANCIAL STATEMENTS

                                 ADAM.COM, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                  (UNAUDITED)

                                                              SEPTEMBER 30,   MARCH 31,
                                                                  1999          1999
                                                              -------------   ---------
ASSETS

Current assets:
  Cash and cash equivalents.................................     $2,745        $2,369
  Investment Securities.....................................         --         3,792
  Accounts receivable (net of allowances of $114 and $373,
    respectively)...........................................        755           950
  Inventories...............................................        329           292
  Prepaids and other........................................        455           164
                                                                 ------        ------
      Total current assets..................................      4,284         7,567

Property and equipment, net.................................      1,385           644
Restricted certificate of deposit...........................        476           522
Intangible assets, net......................................      2,092           237
Other non-current assets....................................        180            --
                                                                 ------        ------
Total Assets                                                     $8,417        $8,970
                                                                 ======        ======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................     $  865        $  332
  Other accrued liabilities.................................      1,020           842
                                                                 ------        ------
      Total current liabilities.............................      1,885         1,174

Shareholders' Equity:

Convertible preferred stock, no par value; 10,000,000 shares authorized;
  0 Series A shares issued and outstanding..................         --            --

Common Stock, $.01 par value; 20,000,000 authorized;
  5,400,581 and 5,285,747 shares issued and outstanding.....         54            53

Other shareholders' equity..................................      6,478         7,743
                                                                 ------        ------
Total liabilities and shareholders' equity                       $8,417        $8,970
                                                                 ======        ======

   The accompanying notes are an integral part of these financial statements.

                                 ADAM.COM, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                         THREE MONTHS           SIX MONTHS
                                                      ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                                      -------------------   -------------------
                                                        1999       1998       1999       1998
                                                      --------   --------   --------   --------
Net Internet Revenues...............................  $   181     $   --    $   213     $   --
Net Product Revenues................................      903      1,402      1,672      3,151
                                                      -------     ------    -------     ------
    Total Revenues..................................    1,084      1,402      1,885      3,151
                                                      -------     ------    -------     ------
Operating expenses:
  Cost of revenues..................................      197        383        392        714
  Sales and marketing...............................      824        630      1,516      1,270
  Product and content development...................    1,728        239      2,890        474
  General and administration........................    1,294        538      2,449        988
                                                      -------     ------    -------     ------
    Total operating expenses........................    4,043      1,790      7,247      3,446
                                                      -------     ------    -------     ------
    Operating loss..................................   (2,959)      (388)    (5,362)      (295)
  Interest income, net..............................       61        108        131        223
                                                      -------     ------    -------     ------
    Loss before income taxes and minority
      interest......................................   (2,898)      (280)    (5,231)       (72)
  Minority interest in consolidated subsidiary......      105         --        142         --
  Income tax expense................................       --         --         --         --
                                                      -------     ------    -------     ------
Net loss............................................  $(2,793)    $ (280)   $(5,089)    $  (72)
                                                      =======     ======    =======     ======
Basic and Diluted net loss per common share.........  $ (0.59)    $(0.06)   $ (1.10)    $(0.02)
                                                      =======     ======    =======     ======
Weighted average number of common shares
  outstanding.......................................    4,759      4,569      4,641      4,614
                                                      =======     ======    =======     ======

   The accompanying notes are an integral part of these financial statements.

                                 ADAM.COM, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                               SIX MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                                                (IN THOUSANDS)
Net cash used in operating activities.......................  $(4,281)   $  (283)
                                                              -------    -------
Investing activities
  Purchases of property and equipment.......................     (950)      (177)
  Purchases of investment securities........................       --    (13,228)
  Proceeds from maturity of investment securities...........    3,762     14,380
  Purchase of restricted time deposit.......................     (297)        --
  Redemption of restricted time deposit.....................      345         --
  Software development costs................................       (6)      (317)
  Acquisitions of intangible assets.........................      (50)        --
                                                              -------    -------
  Net cash provided by investing activities.................    2,804        658
                                                              -------    -------
Financing activities
  Repurchase of common stock................................       --       (618)
  Proceeds from related party for interest in consolidated
    subsidiary..............................................      125         --
  Proceeds from exercise of common stock options and
    warrants................................................    1,728          2
                                                              -------    -------
  Net cash provided by (used by) financing activities.......    1,853       (616)
                                                              -------    -------
Increased (decrease) in cash and cash equivalents...........      376       (241)
Cash and cash equivalents, beginning of period..............    2,369        704
                                                              -------    -------
Cash and cash equivalents, end of period....................  $ 2,745    $   463
                                                              =======    =======

   The accompanying notes are an integral part of these financial statements.

                                 ADAM.COM, INC.

                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                  (UNAUDITED)

                                         COMMON STOCK       ADDITIONAL    COMMON
                                     --------------------    PAID-IN      STOCK     ACCUMULATED   TREASURY
                                      SHARES      AMOUNT     CAPITAL     WARRANTS     DEFICIT      STOCK      TOTAL
                                     ---------   --------   ----------   --------   -----------   --------   --------
BALANCE AT MARCH 31, 1999..........  5,285,747     $53        $33,911      $135       $(24,117)   $(2,186)    $7,796
Exercise of common stock options
  and warrants.....................    114,834       1          1,379       (34)            --        401      1,747
Re-issuances of common stock for
  acquisitions.....................         --      --          1,797        --             --        281      2,078
Net loss...........................         --      --             --        --         (5,089)        --     (5,089)
                                     ---------     ---        -------      ----       --------    -------     ------
BALANCE AT SEPTEMBER 30, 1999......  5,400,581     $54        $37,087      $101       $(29,206)   $(1,504)    $6,532
                                     =========     ===        =======      ====       ========    =======     ======

   The accompanying notes are an integral part of these financial statements.

                                 ADAM.COM, INC.

      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               SEPTEMBER 30, 1999

1. BASIS OF PRESENTATION

    adam.com, Inc. ("adam.com" or the "Company"), formerly A.D.A.M. Software, Inc., is a developer of health education content and software technologies, and since January 1999, the Company has taken steps to become a leading provider of health, medical and wellness information online. The Company had historically created, published and marketed multimedia software products, content and Internet-ready applications providing anatomical, medical and health-related information for the education, consumer and professional markets.

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the general instructions to Form 10-Q and
Article 10 of Regulation S-X. The accompanying financial statements include the accounts of the Company and thePort.com, Inc., an affiliated entity that the Company controls through a financial and operational interest. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month or six-month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended March 31, 2000. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1999, which includes audited financial statements for the year ended March 31, 1999. Certain amounts in the prior years' financial statements have been reclassified to conform to the current year presentation.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

2. INTANGIBLE ASSETS

    During the three months ended September 30, 1999, the Company completed the acquisitions of certain intellectual and intangible assets from drgreene.com and Information Medical Systems, Inc. for an aggregate amount of approximately $2,088,000 through the issuance of 104,000 shares of common stock. The purchase price for the two acquisitions are being amortized over the estimated useful lives of the assets of two and five years, respectively. Prior to the current quarter ended September 30, 1999, intangible assets consisted entirely of capitalized software product costs. Capitalized software development costs as of September 30, 1999 totaled approximately $157,000.

3. LOSS PER COMMON SHARE

    The Company computes basic loss per share based upon the weighted average number of issued common shares for each period. Diluted loss per share is based upon the addition of the effect of common stock equivalents (stock options and warrants) to the denominator of the basic loss per share calculation, using the treasury stock method, if their effect is dilutive.

4. INVESTMENT AND RELATED PARTY TRANSACTION

    In May 1999, the Company acquired a preferred stock interest in thePort.com, for $250,000 in cash representing a 40% voting interest. The Company's chairman also invested $125,000 in this entity for a

                                 ADAM.COM, INC.

                               SEPTEMBER 30, 1999

4. INVESTMENT AND RELATED PARTY TRANSACTION (CONTINUED)

20% voting interest. The results of operations of this entity, which are not significant at this time, have been accounted for as a majority owned subsidiary and accordingly the results of operations, net of the minority interest, are included in the condensed consolidated financial statements of the Company.

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

6. SUPPLEMENTAL CASH FLOW INFORMATION

    Cash and cash equivalents include cash on hand and on deposit and highly liquid investments with an original maturity of three months or less. Cash payments for the six months ended September 30, 1999 and 1998 include interest of approximately $3,700 and $0, respectively.

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The following information should be read in conjunction with the financial statements and the notes thereto and in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999.

    At the 1999 Annual Meeting of Shareholders, the Company's shareholders approved an amendment to the Company's articles of incorporation to change the Company's name from A.D.A.M. Software, Inc. to adam.com, Inc.

    adam.com is a leading developer of health education content and software technologies, and since January 1999, we have taken steps to become a leading provider of health, medical and wellness information online. We have created, published and marketed multimedia software products, content and Internet-ready applications that provide anatomical, medical and health-related information for the education, consumer, professional and online health information provider markets.

    During the fiscal year ended March 31, 1999 ("fiscal 1999"), adam.com made the strategic decision to focus the majority of its efforts on the online dissemination of consumer health information, resulting in the May 1999 launch of www.adam.com, adam.com's consumer health destination (the "Web site" or "site"). Additionally, our business-to-business syndication model provides customized co-branded solutions to healthcare enterprises and other commercial Web sites by providing those business partners with our unique proprietary content to enhance the usefulness, relevance and value of their Web sites. In connection with this redirected strategy, we decided to shift sales and marketing efforts toward initiatives that create awareness of our ability and intention to provide back-end content to other health information providers on the Internet. Accordingly, we discontinued product update and upgrade support for certain of our historical products as of April 1, 1999.

    Founded in 1990, adam.com historically created visual anatomy and health information content that was delivered to end-users through a variety of distribution mediums, including CD-ROM, broadcast, Internet licensing and print. Those efforts continue today, but are designed to support the growth and development of the consumer health information Web site and business-to-business content syndication model. adam.com is headquartered in Atlanta, Georgia, with a significant operation in San Francisco, California.

RESULTS OF OPERATIONS

    REVENUES. Total revenues decreased 23% to $1,084,000 for the three months ended September 30, 1999 compared to $1,402,000 for the three months ended September 30, 1998. During the three months ended September 30, 1999 we derived 83% of total revenue from product sales and licensing to education, consumer, professional and international markets compared to 100% during the three months ended September 30, 1998. During the three months ended September 30, 1999 we earned approximately $181,000, or 17% of total revenue from activities related to providing health related content over the Internet, including page view-based advertising revenue and license fees from Internet-based third parties. Total software product sales and licensing revenue decreased $499,000, or 35%, to $903,000 for the three months ended September 30, 1999 compared to $1,402,000 for the three months ended September 30, 1998. This decrease is due to our transition from a software products-based company to an Internet-based, online content provider and the resulting reduction in our product sales force and marketing activities.

    For the six months ended September 30, 1999, total revenues decreased 40% to $1,885,000 compared to $3,151,000 for the six months ended September 30, 1998. During the six months ended September 30, 1999, we derived 89% of total revenue from product sales and licensing compared to 100% during the six months ended September 30, 1998. During the six months ended September 30, 1999 we earned approximately $213,000 or 11% of total revenue from activities related to providing health-related content over the Internet. Total software product sales and licensing revenue decreased $1,479,000, or 47%, to $1,672,000 for the six months ended September 30, 1999 compared to $3,151,000 for the six months ended September 30, 1998. This decrease is due to our transition from a software products-based company to an Internet based, online content provider and the resulting reduction in our product sales force and marketing activities.

    COST OF REVENUES. Cost of revenues decreased 49% to $197,000 for the three months ended September 30, 1999 from $383,000 for the three months ended September 30, 1998 due to decreased software product shipments, decreased costs of product support and reduced amortization of capitalized software development costs. Amortization of capitalized software development costs decreased 70% to $41,000 compared to $137,000 for the three months ended September 30, 1998 as a result of reductions in previously recorded capitalized development costs during fiscal 1999 to bring levels closer to expected future revenues to be generated, or net realizable value. The reduction in net realizable value during the fourth quarter of fiscal 1999 was the result of our decision not to support certain products moving forward and instead to focus on development and execution of our Internet strategies. Shipped product component costs decreased 35% to $71,000 for the three months ended September 30, 1999 compared to $110,000 for the three months ended September 30, 1998 due to decreased unit shipments of our software products during the three months ended September 30, 1999. As a percentage of total software product revenues, cost of revenues decreased to 22% for the three months ended September 30, 1999 from 27% for the three months ended
September 30, 1998.

    For the six months ended September 30, 1999, cost of revenues decreased 45% to $392,000 compared to $714,000 for the six months ended September 30, 1998 due to decreased software product shipments, decreased costs of product support and reduced amortization of capitalized software development costs. Amortization of capitalized software development costs decreased 67% to $86,000 compared to $261,000 for the six months ended September 30, 1998 as a result of reductions in previously recorded capitalized development costs during fiscal 1999. Shipped product component costs decreased 54% to $140,000 for the six months ended September 30, 1999 compared to $216,000 for the six months ended September 30, 1998 due to decreased unit shipments of our software products during the six months ended September 30, 1999. As a percentage of total software product revenues, cost of revenues remained steady at 23% for the six months ended September 30, 1999 compared to the six months ended September 30, 1998.

    SALES AND MARKETING. Sales and marketing expenses increased 31% to $824,000 for the three months ended September 30, 1999 compared to $630,000 for the three months ended September 30, 1998, and increased 19% to $1,516,000 for the six months ended September 30, 1999 compared to $1,270,000 for the six months ended September 30, 1998. All sales and marketing expenses for the three and six month periods ended September 30, 1998 were the result of activities supporting software product revenues, while sales and marketing expenses during the three and six month periods ended September 30, 1999 included significant incremental amounts to support the Company's online health information business strategy of $594,000 and $1,011,000, respectively.

    PRODUCT AND CONTENT DEVELOPMENT. Product and content development expenses increased 623%, to $1,728,000, and 510%, to $2,890,000, respectively, for the three and six month periods ended September 30, 1999 from $239,000 and $474,000 for the three and six month periods ended September 30, 1998, respectively. The primary factor for the increased expenses during the three and six month periods ended September 30, 1999, included approximately $1,368,000 and $2,194,000, respectively, as a result of our Web site and other Internet initiative launch costs, consisting primarily of personnel and consulting costs. As a result of the Company's decision in fiscal 1999 to no longer develop traditional products, capitalized software development costs were $0 and $6,000, respectively, of development costs for the three and six month periods ended September 30, 1999 compared to $178,000 and $317,000, respectively, of development costs for the three and six month periods ended September 30, 1998. However, the Company did capitalize $2,088,000 of acquired content from the asset purchases from drgreen.com and Information Medical Systems, Inc. during the three months ended September 30, 1999. These amounts are being amortized to production expense over their estimated useful lives of two and five years, respectively. As a percentage of total net revenues, product and content development expenses increased to 159% and 153%, respectively, for the three and six month periods ended September 30, 1999 compared to 17% and 15%, respectively, for the three and six month periods ended September 30, 1998.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 140% and 148% to $1,294,000 and $2,449,000, respectively, for the three and six month periods ended September 30, 1999 from $538,000 and $988,000, respectively, for the three and six month periods ended September 30, 1998 primarily due to the additional operating costs of our San Francisco office which opened in February 1999, increased personnel costs and increased legal costs. As a percentage of total net revenues, general and administrative expenses increased to 119% and 130%, respectively, for the three and six month periods ended September 30, 1999 compared to 38% and 31%, respectively, for the three and six month periods ended September 30, 1998.

    OPERATING LOSS. As a result of the factors described above, the operating loss increased $2,571,000 to a loss of $2,959,000 for the three months ended September 30, 1999 from a loss of $388,000 for the three months ended September 30, 1998. The operating loss increased $5,067,000 to a loss of $5,362,000 for the six months ended September 30, 1999 from a loss of $295,000 for the six months ended September 30, 1998.

    NET LOSS. The Company had a net loss of $2,793,000 or $.59 per share for the three months ended September 30, 1999, compared with net loss of $280,000 or $.06 per share for the three months ended September 30, 1998. Net loss was $5,089,000 or $1.10 per share for the six months ended September 30, 1999, compared with net loss of $72,000 or $.02 per share for the six months ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

    As of September 30, 1999, we had cash and cash equivalents of $2,745,000 and working capital of $2,399,000.

    The Company uses working capital to finance ongoing operations, fund the development and introduction of our new business strategy and acquire capital equipment. Through March 31, 1999 the Company had repurchased 847,240 shares of common stock on the open market for an average price of approximately $2.58 per share for an aggregate purchase price of approximately $2,186,000. During the six months ended September 30, 1999, the Company re-issued 155,457 of those shares for total cash proceeds of approximately $998,000, and re-issued 104,000 of those shares for the purchases of drgreene.com and Informational Medical Systems, Inc. The remaining repurchased shares represent approximately 11% of the shares of common stock issued and outstanding as of September 30, 1999. The Company has been authorized by its Board of Directors to purchase up to 25% of the common shares issued and outstanding; however, management does not intend to purchase any shares of common stock during the current fiscal year.

    The Company has experienced a substantial increase in expenditures since the launch of our San Francisco operation through the growth in those operations and related staffing. Management anticipates that these increased expenditure levels will continue for the foreseeable future. Management anticipates incurring additional expenses to increase our marketing and sales efforts, for content development and for technology and infrastructure development. Additionally, we will continue to evaluate possible investments in businesses, products and technologies and the expansion of our marketing and sales programs.

    Management previously disclosed that it anticipated that available cash resources were sufficient to meet anticipated needs for working capital and capital expenditures at least through the end of September 1999. Management believes the Company has adequate capital resources to meet anticipated needs for working capital and capital expenditures through the end of December 1999, but the Company needs to enhance its capital resources in order to provide it with sufficient cash to meet its current operating needs and to address such needs through the end of March 2000. If the Company is unable to enhance its capital resources, the Company will be forced to reduce its spending on capital expenditures and product development until such financing is obtained.

    The Company currently is exploring a number of alternatives, including borrowings, the issuance of debt and/or equity securities, and other strategic transactions to enhance its cash position. Management is optimistic that the Company will be able to meet its liquidity needs through one or more of such alternatives under consideration; however, there can be no assurance that any particular alternative will be available on terms favorable to the Company, or at all. Further, any financing or capital transaction would be subject to customary closing conditions. If additional funds are raised by the issuance of equity securities, our shareholders may experience dilution of their ownership interest and these securities may have rights senior to those of the holders of the common stock. If additional funds are raised by the issuance of debt securities, we may be subject to certain limitations on our operations, including limitations on the payment of dividends. The Company may also issue equity securities for acquisitions of businesses or health information content to use in the Company's website or other internet based product offerings. If adequate funds are not available or not available on acceptable terms, we may be unable to fund our expansion, successfully promote our brandname, take advantage of acquisition opportunities, develop or enhance services or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

    Our quality assurance team has tested all internally developed products for Year 2000 compliance. All internally developed products have been confirmed as Year 2000 compliant; however, two products acquired by us from Mosby, Inc. during fiscal 1998 were not Year 2000 compliant. During the quarter ended September 30, 1999 we remedied these two products to make them Year 2000 compliant, Through

September 30, 1999, we have sold approximately $60,000, or 8,982 units of the non-compliant products. We estimate our total exposure to remedy, which is limited to refunding customers their original purchase price, to be not greater than $25,000. All future sales of these products will be the Year 2000 compliant version.

    We believe that the cost of our Year 2000 identification, assessment, remediation and testing efforts will not exceed $50,000. These expenditures will be funded from existing cash balances. Such amount represents less than 5% of the actual and anticipated information system equipment, software technology, and product production expenditures for fiscal 2000. We estimate that we have spent approximately $25,000 as of September 30, 1999 on quality assurance testing of our products. Other non-Year 2000 product production and system technology efforts have not been materially delayed or impacted by the Year 2000 initiative. We presently believe that the Year 2000 issue will not pose significant operational problems for adam.com. However, if all Year 2000 issues are not properly identified, there can be no assurance that the Year 2000 issue will not materially adversely impact our results of operation or adversely affect our relationships with customers, vendors or others. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material adverse impact on our systems or results of operations.

    We have evaluated all systems and identified possible Year 2000 compliance exposure for each system. As a result, we have put in place a plan that involves testing, upgrading, replacing (when necessary) and other needed modifications to ensure the Company's Year 2000 exposure is minimal. We have gathered cost estimates for remediation and fully anticipate all remedies will be in place by December 31, 1999. We believe that we have the necessary staffing resources to monitor any changes in our state of readiness and applying remedies as needed. Where possible vendors of mission critical applications have been contacted and the Year 2000 compliance of these applications were verified. Where verification is not possible, updates were obtained or the applications were replaced.

    The costs of our Year 2000 identification, assessment, remediation and testing efforts and the dates on which we believe we will complete such efforts are based upon our best estimates, which were derived using numerous assumptions regarding future events, including the availability of certain resources and other factors. There can be no assurance that these estimates will prove to be accurate and actual results could differ materially from those currently anticipated. Specific factors that could cause such material differences include, but are not limited to, the ability to identify, assess, and remediate and test all relevant computer codes and embedded technology, and similar uncertainties. In addition, variability of definitions of "compliance with Year 2000" and the myriad of different products and services, and combinations thereof, sold by adam.com may lead to claims whose impact on adam.com is not currently estimable. No assurance can be given that the aggregate cost of defending and resolving such claims, if any, will not materially adversely affect our results of operation. Although some of the our agreements and contracts with third parties contain provisions requiring such parties to indemnify us under some circumstances, there can be no assurance that such indemnification arrangements will cover all of our liabilities and costs related to claims by third parties related to the Year 2000 issue.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    As of September 30, 1999, the Company had cash and cash equivalents of $2.7 million invested in liquid money market funds or bank accounts with average maturities of less than 90 days. The cash and cash equivalents are subject to interest rate risk and we may receive higher or lower interest income if market interest rates increase or decrease. A hypothetical increase or decrease in market interest rates by 10 percent from levels at March 31, 1999 would not have a material impact on our cash or cash equivalents.

PART II--OTHER INFORMATION

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    adam.com, Inc. held its 1999 Annual Meeting of Shareholders on September 28, 1999. The following items were voted upon and the results of the voting were as follows:

1. To elect three directors to serve on the Company's Board of Directors until the 2002 Annual Meeting of Shareholders or until their successors have been duly elected and qualified. The nominees, Messrs. Cramer, and McClaugherty were elected to the Company's Board of Directors until the year 2002. There were 3,212,640 votes for and 78,544 withheld for Mr. Cramer, and 3,212,880 votes for and 78,304 votes withheld for Mr. McClaugherty. Mr. Gatti resigned his position with the board prior to the Annual Meeting of Shareholders. Directors continuing in office until the 2001 Annual Meeting of Shareholders are Ms. Linda Davis and Messrs. Daniel Howe and Francis Tedesco. Directors continuing in office until the 2002 Annual Meeting of Shareholders are Ms. Sally Elliot and Messrs. Gregory Swayne and Hamilton Jordon.

2. To amend Article I of the Company's articles of incorporation to result in a change in the Company's name to adam.com, Inc. The votes of the stockholders to ratify a change in the Company's name to adam.com, Inc. was as follows:
    3,277,349 in favor, 4,865 opposed and 8,970 abstained.

3. To amend the A.D.A.M. Software, Inc. 1992 Stock Option Plan, increasing the number of shares of common stock authorized under the plan to 3,000,000. The votes of the stockholders to ratify an increase in the number of shares of common stock authorized under the A.D.A.M. Software, Inc. 1992 Stock Option Plan were as follows: 1,076,397 in favor, 193,751 opposed, 17,092 abstained, and 2,003,944 broker non-votes.

4. To ratify the appointment of PricewaterhouseCoopers LLP as the Company's independent auditors for the fiscal year ending March 31, 2000. The votes of the stockholders to ratify the appointment of PricewaterhouseCoopers LLP as the Company's independent auditors were as follows: 3,275,772 in favor, 3,892 opposed and 11,520 abstained.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

       3.1 --Articles of Restatement of the Articles of Incorporation of A.D.A.M. Software, Inc.

       3.2 --Amendment to the Articles of Incorporation of A.D.A.M. Software, Inc. filed September 30, 1999

       27  --Financial Data Schedule (for electronic filing purposes only)

    (b) Reports on Form 8-K

       None

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      ADAM.COM, INC., INC.
                                                      (Registrant)

                                                      /s/ ROBERT S. CRAMER, JR.
                                                      ------------------------------------------------
                                                      Robert S. Cramer, Jr.
                                                      Chairman of the Board, Co-Founder,
                                                      Chief Executive Officer

                                                      /s/ MICHAEL S. FISHER
                                                      ------------------------------------------------
                                                      Michael S. Fisher
                                                      VP-Finance/Administration
                                                      (Principal financial officer)

                                        Date: November 15, 1999