Form 10-K
period 1999-12-31
ADAM COM INC /DE/
filed 2000-03-31
CIK 863650

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)
   [ ]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED       ,

                                              OR
   [X]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM APRIL 1, 1999 TO DECEMBER 31,
                 1999

                         COMMISSION FILE NUMBER 0-26962

                                 ADAM.COM, INC.

             (Exact name of registrant as specified in its charter)

                   GEORGIA                                      58-1878070
          (State of incorporation)                   (IRS Employer Identification No.)

                       1600 RIVEREDGE PARKWAY, SUITE 800
                             ATLANTA, GEORGIA 30328
               (Address of Principal Executive Offices--Zip Code)

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (770) 980-0888

          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
---------------------------------------------  ---------------------------------------------
        Common Stock, par value $.01                               NONE

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES /X/ NO / /

    INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. / /

    The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and directors are "affiliates" of the Registrant) as of March 29, 2000 (based on the closing sale price of the Registrant's common stock, par value $.01, as reported on the Nasdaq National Market on such date) was $47,292,359. 5,414,838 shares of common stock were outstanding as of March 29, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE

 PORTIONS OF THE DEFINITIVE PROXY STATEMENT RELATING TO THE 2000 ANNUAL MEETING OF SHAREHOLDERS OF ADAM.COM, INC. ARE INCORPORATED INTO PART III OF THIS REPORT.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                         --------
                                     PART I

Item 1.   Business....................................................       1

Item 2.   Properties..................................................      13

Item 3.   Legal Proceedings...........................................      13

Item 4.   Submission of Matters to a Vote of Security Holders.........      13

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related
           Stockholder Matters........................................      14

Item 6.   Selected Financial Data.....................................      16

Item 7.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations..................................      17

Item 7A.  Quantitative and Qualitative Disclosures About Market
           Risk.......................................................      24

Item 8.   Financial Statements and Supplementary Data.................      24

Item 9.   Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure...................................      24

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant..........      25

Item 11.  Executive Compensation......................................      25

Item 12.  Security Ownership of Certain Beneficial Owners and
           Management.................................................      25

Item 13.  Certain Relationships and Related Transactions..............      25

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
           8-K........................................................      26

                                    PART I.

ITEM 1. BUSINESS

    IN THIS REPORT, THE TERMS "ADAM.COM," "THE COMPANY" AND "WE" REFER TO ADAM.COM, INC., (FORMERLY A.D.A.M. SOFTWARE, INC.). IN ADDITION, THE TERM FISCAL 2000, UNLESS OTHERWISE SPECIFICALLY INDICATED, REFERS TO THE NINE-MONTH PERIOD ENDING DECEMBER 31, 1999. THE TERMS FISCAL 1999 AND 1998 REFER TO THE FISCAL YEARS ENDED MARCH 31, 1999 AND 1998, RESPECTIVELY.

GENERAL

    adam.com is a business-to-business content service provider of health and medical information products. The Company's primary markets are Internet-based health information sites, health organizations, education and other vertical markets engaged in providing or using health and medical information. Founded in 1990, adam.com is headquartered in Atlanta, Georgia and has historically created, published and marketed medical and health-related information content that was delivered to end-users primarily through multimedia CD-ROM, but also included a variety of other second-tier distribution mediums, including broadcast, print and Internet-ready applications. Historically, adam.com has marketed its CD-ROM products in education, consumer retail and professional markets. Since January 1999, adam.com has taken significant steps to transition itself to a content service provider of health, medical and wellness information primarily distributed online. In connection with this redirected strategy, we decided to substantially reduce further sales and marketing efforts, including product updates and upgrade support, for certain of our historical products.

    During the nine months ended December 31, 1999, adam.com made the strategic decision to focus the majority of its efforts on the online distribution of consumer health information, resulting in the May 1999 launch of www.adam.com, adam.com's consumer health destination. As our Internet strategy evolved during the year, we shifted our focus to marketing adam.com's highly recognized health related content to the growing number of health and medically-oriented sites on the Web instead of the online distribution of consumer health information through our own Web site. Today, our Internet business model is based primarily on the online syndication of adam.com's award winning health and medical content to a variety of Web-based and other businesses including health sites, Internet portals, e-commerce sites, media sites, health plans, governments and institutions.

    The e-health market sector is estimated to grow to more than $200 billion by 2003 according to industry estimates. In addition, the number of health-related Internet sites has proliferated to more than 20,000 and includes a growing number of online consumer health destinations and Web sites hosted by healthcare providers, payors and health information technology organizations. adam.com believes this market provides the greatest marketing opportunity for its products growth going forward. adam.com has adopted an Internet strategy that emphasizes syndication of its powerful medical and health content to tap into this market. Instead of competing with established Web sites, adam.com has chosen to become the content provider for such Web sites. By doing so, the Company eliminates some of the costs of advertising and promotion and can concentrate its resources on further developing content, products and enhancing its content management technology.

    adam.com's vast repository of proprietary health and medical content includes:

    - the 4,000 topic adam.com HEALTH ILLUSTRATED ENCYCLOPEDIA, a web-enabled, hyperlinked collection of articles, photographs and illustrations on diseases, symptoms, injuries, tests, nutrition and other preventive health topics;

    - HEALTH PRESENTATIONS, a library of interactive, multimedia presentations that include surgeries, medical procedures and a collection of general patient education documents;

    - the adam.com HEALTH IMAGE CATALOG, an indexed database of more than 40,000 medical illustrations, 3-D images, interactive animations and broadcast quality video segments;

    - VISUAL HEALTH TOOLS, a collection of interactive, Web-enabled tools and applications that includes adam.com's signature dissectible anatomy; and

    - ILIAD, an expert knowledge base that calculates differential diagnosis options for medical conditions.

    These content assets have taken us more than 20 years to develop, and we believe that collectively they represent the single largest collection of proprietary medical content anywhere in the world.

    In the past nine months, adam.com has signed numerous syndication contracts with many organizations including the National Library of Medicine, Merck-Medco, Albertsons/Sav-on Drugs, Third Age, InLight Interactive, HealthAnswers.com, Broadcast Health and HealthCentral.com. Additionally, in calendar year 2000 adam.com has already signed syndication contracts that are expected to generate minimum aggregate revenues of approximately $2 million per year over their contract terms.

    Finally, adam.com continues to build on important strategic relationships that we believe significantly strengthen our distribution capabilities, including relationships with leading Internet portal companies like Yahoo!, and with Healtheon/WebMD and the CNN Newsource Sales.

STRATEGY

    Our strategy is to establish adam.com as the leading source of health information content over the Internet. We will pursue this strategy by producing health information products, derived from our proprietary repository of health information, and syndicating these products in multi-year, recurring revenue agreements to our target markets.

    In early 1999 we made a decision to enter the Internet market through the creation of a consumer destination Web site. To accomplish this, we opened and staffed an office in San Francisco to take advantage of the many Internet-related resources available there. In response to rapidly changing market conditions in the consumer e-health market, we made a strategic decision in December of 1999 to move away from our business-to-consumer model and pursue a business-to-business content syndication model. This resulted in a revision to our personnel requirements, mainly affecting our San Francisco operations. We believe that consolidating our production, editorial and marketing teams at our corporate headquarters in Atlanta will allow us to accomplish our current business objectives by streamlining our ability to produce and distribute new health information products. The key elements of our strategy are:

        GROW OUR BUSINESS-TO-BUSINESS SYNDICATION NETWORK. Our revenue model is based on the syndication of adam.com's health and medical content to a variety of businesses engaged in distributing health and medical information. In addition to guaranteed minimum page view fees, licensing and platform fees, under some agreements, we share in advertising, e-commerce and sponsorship revenue with our syndication network customers. This revenue sharing enables us to capitalize on their growth. We believe that the need for online health information will continue to increase as more consumer-based content sites look to providing health information as either their predominant content offering or as a value-added content offering. We also believe that there will be an increased demand for our online health information as more healthcare providers look to the Internet for efficiencies in providing health education services to their customers. More importantly, we believe that we can offer each of our target customers solutions for reducing their infrastructure investments and speeding their time to market.

        EXPAND INTO NEW MARKETS. We plan to aggressively continue marketing our content to health-related Web sites, and we are evaluating our ability to expand the reach of adam.com's content into other areas of the e-health market. For example, we believe our health-content, which includes our visuals, patient education materials and tools, can provide health information technology businesses a solution to delivering relevant health information between a provider and patient at the point of care.

        We plan to increase our presence in the international marketplace by engaging additional international resellers in an effort to increase unit volume sales of adam.com product outside the United States. Following the strategy of our domestic markets we plan to grow our international syndication network through business-to-business partnerships.

        LIDO.com, a subscribable database of more than 10,000 of adam.com's medical illustrations for legal professionals, is an example of how our image content can be offered to other vertical markets outside of e-health. We plan to leverage the architecture and business model that was developed for LIDO.com, a business unit of adam.com created in April 1999, to other vertical businesses such as educational and pharmaceutical companies and to the broadcast market who may have a need for medically-related clip media

        LEVERAGE OUR CURRENT EDUCATION MARKET FOR ONLINE OPPORTUNITIES. In the education market, we expect a rapid shift towards e-Learning, online course management systems and Web-based curriculum. We anticipate our strength and brand awareness in the education market to allow us to quickly capitalize on these new and growing opportunities. Our existing education CD-ROM products form a content basis for online product offerings that we expect to allow us to continue to expand our existing relationships in the traditional education community while increasing our ability to reach other education markets such as online continuing education and distance learning programs. In addition, we will continue to work with our educational distributors to develop programs to allow us to enter into new educational markets with our adam.com content. We are also evaluating opportunities to assist companies that produce Web-based curriculum and offer Internet-based solutions for virtual e-courses.

        ENHANCE OUR CONTENT. adam.com has created a repository of over 700 gigabytes of health and medical information. Harvesting this content and creating new products to meet our customers needs is a major focus of adam.com's long-term strategy. In addition, we believe that having a strong technology platform upon which to distribute our content is vital to providing new products and up-to-date information to our customers. We are developing a content management system that will manage workflow from creation to delivery of adam.com content and provide the necessary infrastructure we will need to rapidly deploy and manage these products across our syndication network.

        INCREASE PRODUCTION, DEVELOPMENT, SALES TEAMS, CAPITAL BASE AND BUSINESS. In order to service the broader customer base we are developing, increase our focus on new markets and products and develop infrastructure, we plan to hire additional employees, most notably in the production, development, and sales and marketing areas. Additionally, we will actively seek opportunities for strategic transactions intended to raise capital to develop our emerging business strategy, potentially including the issuance of additional equity or debt instruments. Finally, we will continue to evaluate and may enter into strategic transactions, including mergers and acquisitions. We currently have no agreements or understandings relating to any such strategic transactions.

MARKETS

INTERNET

    For the nine months ended December 31, 1999, sales of products into the Internet market accounted for approximately 23% of our revenues. This was the first time period during which adam.com actively pursued revenue in the Internet arena, and we expect the proportion of Internet revenues to total revenues to increase during calendar 2000 as we continue to execute on our Internet strategies.

    Currently, our Internet-related revenues are derived from activities related to providing adam.com health information to Web-based, third parties which currently includes online syndication, page view-based user fees and advertising, and subscription-based license fees.

    The assets and tools adam.com uses in this market are:

    - The Health Illustrated Series, consisting of:

       --HEALTH ILLUSTRATED ENCYCLOPEDIA, providing definitions, symptoms, causes and remedies for thousands of medical conditions and information on injuries, surgeries, tests, nutrition and preventative measures. Containing approximately 4,000 articles covering more than 1,500 medical topics, the Encyclopedia is enhanced with over 85,000 hyperlinks between articles and dozens of medical specialty areas.

       --HEALTH CENTERS, topical information centers that cover broad, commonly referenced health subjects. Currently, we plan to offer five Health
       Centers: Children's Health, Pregnancy Health, Cardiovascular Health, Outdoor Health and Child Safety Health.

       --HEALTH PRESENTATIONS, includes a series of more than 100 interactive Web-enabled presentations on common surgeries, tests and procedures and a library of more than 1,100 patient education documents that cover a variety of medical and healthcare topics such as treatments, after care, and associated gains and risks.

       --VISUAL HEALTH TOOLS, a collection of interactive tools and applications including a Web-enabled version of adam.com's dissectible anatomy

    - The Health Image Catalog, consisting of:

       --More than 40,000 medical illustrations, 3D images, animations and broadcast quality digital video segments

       --An e-commerce platform that allows for licensing and subscriptions to the content

    - The Health Content Platform is an XML-based content management platform and delivery system used for creation and delivery of our products to customers and the subsequent administration of the content across the network.

EDUCATION

    For the nine months ended December 31, 1999, sales of CD-ROM products to the education market accounted for approximately 65% of our revenues. While sales of these products still represent a significant portion of adam.com's revenues, we expect this percentage to decrease during calendar 2000 as we focus on the migration of our educational CD-ROM business to Internet-based products.

    We have historically created software products with varying levels of content, functionality and price for the education market. Our educational products serve the medical school, undergraduate, allied health (nursing, physical therapy, occupational therapy, etc.) and K-12 markets. Some of the products that contribute to our education market revenues are:

        A.D.A.M. INTERACTIVE ANATOMY ("AIA") is our flagship product released in April 1997, that provides an integrated environment for the teaching and study of human anatomy at the higher education and professional levels. Powerful tools and search capabilities offer the user access to over 20,000 anatomical structures in six different views. Three-dimensional images based on the Visible Human data set, cadaver photographs from the Bassett collection, pinned anatomical images and Slide Show (a built-in curriculum integration and authoring tool) augment AIA's digital medical illustrations. Also, one-button Internet access provides solutions for distance learning as well as offering seamless integration of the Internet and its capabilities.

        A.D.A.M. BENJAMIN/CUMMINGS INTERACTIVE PHYSIOLOGY ("IP") is a series of seven co-developed products between adam.com and Pearson Education ("AWL"), which were designed for the undergraduate health sciences curriculum and completed in stages during 1996, 1997 and early 1999. Each module is designed to integrate anatomical structures with physiological functions. IP uses animation, audio, narration and video to explain difficult and complicated physiology concepts and processes. Its organization and self-test features provide the methodology for curriculum integration.

        A.D.A.M. AT HOME SERIES--SCHOOL EDITIONS include A.D.A.M. The Inside Story-School Edition, Nine Month Miracle-School Edition and Life's Greatest Mysteries-School Edition. These products include comprehensive teachers' guides to meet the needs of a classroom setting. A.D.A.M. The Inside Story-School Edition enables study of human anatomy and physiology in a middle school biology or life sciences course, while, Nine Month Miracle-School Edition is designed to supplement the study of human reproduction at the high school level. The teachers' guides for each product include student worksheets, ideas for classroom activities, laboratory exercises, a bibliography of additional learning resources and teacher reference materials.

        A.D.A.M. MEDIA PRO contains over 2,000 anatomical clinical illustrations and A.D.A.M. MEDIA contains close to 500 anatomical illustrations and 65 animation for use in presentations and on web pages displayed on an Intranet. All of the images are in a JPEG format, making them compatible with the most popular presentation packages available, such as PowerPoint, Adobe PhotoShop and AIA.

PROFESSIONAL

    For the nine months ended December 31, 1999, sales of products to the professional market accounted for approximately 5% of our revenues. We have historically marketed our software, as well as licensed our content and software technologies to other potential software developers in the healthcare and health information markets. Our professional market products serve the healthcare, pharmaceutical, and legal markets. We do not plan to focus any resources in this market in the future except as can be developed through our Internet online syndication strategy.

CONSUMER

    For the nine months ended December 31, 1999, sales of CD-ROM products to the consumer market accounted for approximately 5% of our revenues. We have created several products specifically for the general consumer market which consists of our At-Home Series of CD-ROM products sold through distributors to consumer retail outlets. adam.com does not intend to continue to focus any resources in this market except in connection with our Internet online syndication strategy.

PRODUCT AND CONTENT DEVELOPMENT

    We seek to expand our syndication network and leverage our position with our current syndication customers by developing additional content, products and technologies. We are developing complimentary product offerings that are derived from our proprietary repository of health information and from content and products that we acquire in strategic transactions. In addition, we are developing an advanced distribution platform that will manage the workflow of our content production from creation to delivery of the information to our customers. The platform itself will become a value-added component to our product offerings as more and more opportunities surface where there is a need for our customers to maintain their own content management systems. Additional products that we develop may be provided to our current network as content enhancements or sold as add-ons to existing agreements.

    Our repository of health information consists of a vast medical image database called the Health Image Catalog, the adam.com Health Encyclopedia and numerous other reference products including Health Presentations, Health Centers, and Visual Health Tools. The repository is layered with an indexing scheme and medical professional vocabularies that will communicate with the platform so that data from the repository may be easily extracted, packaged, licensed and managed for a customer. By maintaining the repository and the platform in this way, we are able to efficiently develop new products and streamline our time to market for them. In addition, the use of various vocabularies and indexing terms will allow us to achieve the broadest possible reach for our content. Development of these enabling technologies will allow us to create highly targeted products with different strategic purposes. Examples include:

    - Low-cost, text-only versions of the Health Encyclopedia that would expand our reach into the health site market;

    - Additional health centers that are focused on particular disease states;
      and

    - Image libraries that can be harvested for various purposes such as medical and pharmaceutical sales training.

    We believe that the combination of a one-of-a-kind health information repository, a vast majority of which we consider to be "evergreen" in nature, and a tightly integrated content management system will allow us to achieve a considerable competitive advantage in the Internet content provider market.

SALES, MARKETING AND DISTRIBUTION

    During the nine months ended December 31, 1999, we began to transition the majority of our marketing efforts towards creating greater awareness for adam.com, our newly launched consumer health destination Web site. Our integrated marketing approach included market research, online and offline advertising campaigns, and end-user promotional activities such as contests and registration incentives. Media and consumer research allowed us to refine our targeting and messaging, evaluate ad placement and develop product enhancements. Internal and external resources were used for research, including site use statistics, ad tracking, focus groups, and both online and offline surveys. We also launched advertising campaigns in both online and offline media that included placing advertisements on other Web sites, in newspapers and magazines and on the radio.

    As the year progressed, our Internet focus and sales and marketing strategies transitioned as we became a business-to-business content solution provider. We expect this business model to be much more sustainable over time. Along with this change in focus, future sales and marketing expenditures should decrease with the largest portion of our marketing efforts directed toward building awareness for adam.com content solutions in our target markets. As such we have teamed up with several outside consulting firms that will assist us in branding, awareness and promotion of adam.com in the business-to-business, e-Health content service provider space.

    As a fundamental part of our transition from a business-to-consumer to a business-to-business model, we developed a syndication strategy that allows us to pursue multi-year, contractually recurring licensing agreements with other Internet-based companies. Accordingly, we are able to span the entire range of businesses in the e-Health sector, from consumer health sites, to health organizations to educational markets and other vertical businesses connected to health and medical information. As of December 31, 1999, we had content license agreements with a major portal web site, numerous other well established consumer health oriented sites and a government agency, the effect of which has created awareness of the adam.com brand and quality of content while generating revenue.

    During the twelve months ended March 31, 1999, we changed our distribution model for CD-ROM based software into the education market. As a result, we began transitioning much of the direct sales activity to an indirect distribution model, relying mostly on our third party distributors and resellers. During the second quarter of fiscal 1999, we began reducing our direct sales and marketing operations, and increased our emphasis on enhancing our distribution and reseller network. We were able to leverage our strong relationships with leading educational resellers, resulting in a transition to a 100% indirect sales force by the end of fiscal 1999. In the future, we will realize smaller margins from this approach than we have historically achieved.

STRATEGIC ALLIANCES

    We have established a number of important relationships with various companies that operate in the markets adam.com serves. A summary of our significant alliances is set forth below:

        HEALTHEON/WEBMD--Healtheon/WebMD Corp. has designed and developed an Internet-based information and transaction platform that facilitates and streamlines interactions among the participants in the healthcare industry. Healtheon/WebMD offers to members of the medical profession, the health care industry and the public on a commercial basis a unique integrated medical communications platform and extensive online health care information resource that enables its customers to obtain a broad range of medical and related information from a single source. Since February 1998, adam.com has signed numerous agreements with Healtheon/WebMD including an agreement whereby Healtheon/WebMD distributes our adam.com Interactive Anatomy product as a premium to its subscribers. Revenues from Healtheon/WebMD comprised 17% of our overall revenues for the nine months ended December 31, 1999.

        CNN NEWSOURCE, A DIVISION OF CNN--During the twelve months ended
    March 31, 1998, we signed an agreement with CNN Newssource, a division of CNN, for distribution of a special compilation of our content into the broadcast news marketplace. CNN Newssource was granted exclusive domestic rights to represent our image database to television news broadcasters for use in enhancing health and medical news coverage. CNN Newssource is responsible for the sales, marketing and distribution of our content into the local and national broadcast news market. CNN Networks, including CNN, CNN Headline News and CNN International were initial customers for this new service. The agreement between adam.com and CNN Newssource expires in January 2002.

        PEARSON EDUCATION, A SUBSIDIARY OF PEARSON PLC--Addison Wesley Longman
    (AWL) is a major publisher for the undergraduate market for science, health science, nursing and allied health. AWL is a major shareholder and it has product development and distribution relationships with us. AWL worked with us to and co-developed a series of multimedia products, known as A.D.A.M. Benjamin/ Cummings Interactive Physiology, for the undergraduate health science market. Both companies sell these products, with adam.com focused on the institutional market and AWL focused on the student market. AWL and adam.com are currently Web enabling the seven physiology series products.

        YAHOO!--Yahoo!, a leading global internet company, licenses adam.com content for its new Yahoo! health site. The adam.com content is highly branded and each page of our content on Yahoo! offers a link to the adam.com Web site. We believe the Yahoo! visibility will allow us to broaden our brand awareness and increase interest in our content products. adam.com and Yahoo! have a two-year licensing agreement that expires in May 2001.

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

PROPRIETARY RIGHTS AND LICENSES

    We regard our software and the adam.com content repository as proprietary. We rely primarily on a combination of copyright, trademark, trade secret and confidential information laws, employee and third-party nondisclosure agreements and other methods to protect our proprietary rights. There can be no assurance that these protections will be adequate to protect our intellectual property rights or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technologies. We have obtained federal registrations of the trademarks "A.D.A.M.," "Scholar Series,"

"Nine Month Miracle," and the "Walking Man" logo in the United States. We have applied for registration of approximately ten additional trademarks in the United States. We have also obtained registrations of the "A.D.A.M." trademark in 22 foreign countries. We have applications for registration of the mark pending in an additional five countries. We do not currently hold any patents or have any patent applications pending. We believe that, due to the rapid pace of innovation within the multimedia and software industries, factors such as the technological and creative skills of our personnel and the quality of the content of our products are more important in establishing and maintaining a leadership position within the industry than are the various legal protections of its technology.

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

COMPETITION

    The market for the delivery of healthcare content services and products on the Internet is relatively new, intensely competitive and rapidly changing. With no substantial barriers to entry, over 20,000 Web sites presently offer users healthcare content, products and services, and we expect that the number of these sites will continue to grow.

    While we do not directly compete with these consumer-oriented Web sites for user traffic, we do compete with health content providers that are currently distributing health information in either online or through traditional distribution channels.

    Presently, we consider our competitors to be the following types of companies:

    - Publishers and distributors of traditional print media targeted to healthcare professionals, patients and health-conscious consumers, many of which have established or may establish their own Web sites or decide to license their content to others;

    - Large healthcare information systems companies, such as McKesson HBOC;

    - Online services or Web sites that are currently offering health information to the healthcare industry generally, such as Healtheon/WebMD and Intelihealth;

    - Public sector and non-profit Web sites that provide healthcare information without advertising or commercial sponsorships, such as the American Medical Association;

    - Web sites such as Yahoo! and America Online, which provide access to healthcare related information and services; and

    - Vendors of healthcare information, products and services distributed through other means.

    Many of our competitors enjoy significant competitive advantages including: greater resources that can be devoted to the development, promotion and sale of their products and services; longer operating histories; greater brand recognition; and larger customer bases. Due to such factors, there can be no assurances that we will be able to continue to compete effectively in this market.

    We believe that the primary competitive factors in our target markets are:

    - comprehensiveness of content;

    - integration with existing technologies;

    - brand name recognition;

    - reliability;

    - scalability; and

    - quality of support.

    We believe that we are the only provider among our competitors to serve all of our target markets with an integrated solution for multimedia-based health information. We expect that the size, uniqueness, and high barrier to competitive entry for replication of our repository will allow us to compete favorably in each of our markets.

    We presently syndicate our content to other competing Web sites, including Yahoo! and Healtheon/ WebMD. We believe that the benefits of content syndication, including increased awareness of the adam.com brand and additional revenue from page view traffic and advertising opportunities, outweigh the disadvantages of a potential increase in competition that may result from our content syndication to these competitors.

EMPLOYEES

    As of December 31, 1999, adam.com had 103 employees. Of these, 59 were engaged primarily in product development, 23 in sales and marketing and 21 in finance and administration with 44 employees located in Atlanta and 59 located in San Francisco. In February 2000 the decision was made to relocate the production group from San Francisco to Atlanta in accordance with the current business plan and strategy. We expect the relocation of these production resources to be complete no later than June 30, 2000.

    Our employees are not covered by a collective bargaining agreement and we have experienced no work stoppages. We consider our employee relations to be good. We believe that our future growth and success will depend upon our ability to retain and continue to attract highly skilled and motivated personnel in all areas of our operations.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

    Certain statements made in this report, and other written or oral statements made by or on behalf of adam.com, may constitute "forward-looking statements" within the meaning of the federal securities laws. When used in this report, the words "believes," "expects," "estimates," "intends" and similar expressions are intended to identify forward-looking statements. Statements regarding future events and developments and our future performance, as well as our expectations, beliefs, plans, intentions, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. Examples of such statements in this report include descriptions of our plans and strategies with respect to developing the site, our plans to develop additional strategic partnerships, our intention to add e-commerce to our business strategy, and our continuing growth. All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected. We believe that these forward-looking statements are reasonable; however, you should not place undue reliance on such statements. These statements are based on current expectations and speak only as of the date of such statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise.

    The following are some of the factors that could cause our actual results to differ materially from the expected results described in the our forward-looking statements:

    WE ARE A YOUNG COMPANY WITH A NEW INTERNET-BASED STRATEGY AND WE MAY CONTINUE TO INCUR LOSSES. We have experienced substantial losses of $9.6 million for the nine months ended December 31, 1999, $2.1 million in the twelve months ended March 31, 1999, $5.4 million in the twelve months ended March 31, 1997, $3.9 million in the twelve months ended March 31, 1996 and $3.2 million in the twelve months ended March 31, 1994. We may incur future losses in connection with implementing our new Internet-based strategy. We cannot be certain that we can obtain profitability in any future period.

    WE MAY BE UNABLE TO OBTAIN SUFFICIENT CAPITAL TO PURSUE OUR NEW INTERNET-BASED STRATEGY, WHICH WOULD HURT OUR FINANCIAL RESULTS. Since inception we have funded operations with debt and equity capital. In the nine months ended December 31, 1999, our total costs and expenses increased to $13.1 million from $5.2 million in the nine months ended December 31, 1998. This increase was caused in large part by our decision to focus on becoming an online provider of healthcare information. We except to continue to have significant cash needs as we continue to pursue and expand our Internet-based strategy and offerings, and the funds currently available to us may be inadequate. There can be no assurance that capital will be available to us on satisfactory terms or at all.

    Under the terms of the Company's $6 million debenture issued to Fusion Capital Fund I, LLC in January 2000, the cash received was pledged as security to Fusion to secure the Company's obligation to convert the principal amount of the debenture to common stock under the terms of the agreement. Even if the Company is able to access all $12 million available under the agreement with Fusion, we may still need additional capital to fully implement our business, operating and development plans.

    In addition, one result of the raising of additional capital through the conversion of the debenture issued to Fusion would be the issuance of additional shares of our common stock. The issuance of additional shares to Fusion pursuant to the conversion the currently outstanding debenture or an additional debenture sold to Fusion could result in substantial dilution to our existing shareholders.

    WE MAY BE UNABLE TO COMPETE EFFECTIVELY WITH OTHER ONLINE PROVIDERS OF HEALTHCARE INFORMATION, WHICH WOULD CAUSE OUR INTERNET-BASED STRATEGY TO BE UNSUCCESSFUL. The market for providing healthcare information online is intensely competitive, and we expect competition to increase in the future. As a new entrant into this market, we expect our sensitivity to competitive pressures to be especially strong until we can firmly establish ourselves. Our current competitors include Dr. Koop.com and Healtheon/WebMD. We may not be able to compete effectively against these companies, and if we fail to compete effectively we may suffer reduced gross margins and loss of market share.

    Our competitors are generally larger and more established than we are and therefore may have advantages over us because of their longer operating histories, greater name recognition, or greater financial, technical and marketing resources. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. They can also devote greater resources to the promotion and sale of their products or services than we can. Furthermore, mergers and acquisitions among our competitors, such as the November 1999 merger of Healtheon, WebMD, MEDE America Corporation and Medcasi to form Healtheon/WebMD, could intensify our existing competition.

    STRATEGIC RELATIONSHIPS WILL BE AN IMPORTANT PART OF OUR FUTURE
SUCCESS. The success of our business is and will be due in part to our ability to enter into successful strategic marketing alliances and other strategic relationships. There can be no assurance that:

    - such existing or contemplated relationships will be commercially successful;

    - we will be able to find additional strategic partners;

    - we will be able to negotiate terms acceptable to us with potential strategic partners; or

    - potential strategic relationships, if established, will be commercially successful.

The potential increased revenues from such relationships may be reduced by requirements to provide volume price discounts and other allowances and potential significant costs incurred in customizing products. In addition, there can be no assurance that parties with whom strategic relationships are established will not pursue alternative technologies or develop their alternate products in addition to or in lieu of ours, either on their own or in collaboration with others, including our competitors. Such alternative technologies or products may be in direct competition with our products and may significantly erode the benefits of such strategic relationships.

    WE FACE RAPID TECHNOLOGICAL CHANGE IN THE ONLINE HEALTH INFORMATION INDUSTRY AND OUR BUSINESS WILL SUFFER IF WE CANNOT QUICKLY ADAPT TO THIS CHANGE. Rapid changes in technology pose significant risks to us. As a new entrant into the market of Internet-based health information, we will be required to adapt quickly, and without significant prior experience, to rapid changes in technologies related to the Internet. Any failure by us to timely develop and disseminate new content or to update and enhance our current content in the face of changing technologies could aversely affect our ability to maintain market share.

    WE MAY BE UNABLE TO SUCCESSFULLY ACQUIRE COMPLEMENTARY BUSINESSES, WHICH WOULD LIMIT OUR POTENTIAL GROWTH TO INTERNALLY GENERATED GROWTH ONLY. As part of our growth strategy, we have recently acquired all of the assets of Informational Medical Systems, Inc. and drgreene.com. We may continue to acquire or make investments in, companies with products, technologies or professional services that we determine to be useful in pursuing our business of providing health-related information over the Internet. In acquiring companies in the future, we could encounter difficulties in assimilating their personnel and operations into our Company. These difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations. Future acquisitions may also cause us to incur expenses such as the amortization of goodwill or in-process research and development expenses which may affect our earnings. We cannot be certain that we will successfully overcome these risks with respect to any future acquisitions. In addition, in the past, we have paid a portion of the consideration for some our acquisitions by issuing common stock. The issuance of additional common stock or other securities convertible into common stock in connection with future acquisitions could dilute the ownership interests of our existing shareholders.

    WE MAY BE UNABLE TO ATTRACT NEW PERSONNEL, WHICH WOULD ADVERSELY AFFECT IMPLEMENTATION OF OUR NEW INTERNET-BASED STRATEGY. In order to promote the development of our new Website, we will need to identify, attract and retain software engineers, web designers and content editors. We will compete with other companies both within and outside our market for such employees and we may be unable to attract these employees. If we do not succeed in attracting these types of new employees, we may be unable to fully implement our new Internet-based strategy and our business will suffer.

    OUR STOCK PRICE IS EXTREMELY VOLATILE AND COULD DECLINE SIGNIFICANTLY. Our common stock has been publicly traded since our initial public offering on November 15, 1995. Since that date, the closing price of the common stock has ranged from a low price of $1.875 per share to a high price of $40 per share, and there has been significant volatility in the price of our common stock in the past year. There can be no assurance that the market price of our common stock will be maintained or that the volume of trading in our shares will not decrease.

    The stock prices for many high technology companies, especially those that base their businesses on the Internet, recently have experienced wide fluctuations and extreme volatility. This volatility has often been unrelated to the operating performance of such companies, so our stock price could decline even if our Internet-based strategy is successful. Such fluctuations have adversely affected and may in the future adversely affect the market price of our common stock.

    Furthermore, following periods of volatility in the market price of a company's securities, securities class action claims frequently are brought against the subject company. To the extent that the market price of our shares falls dramatically in any period of time, shareholders may bring claims, with or without merit, against us. Such litigation would be expensive to defend and would divert management attention and resources regardless of outcome.

    WE HAVE ADOPTED CERTAIN ANTI-TAKEOVER PROVISIONS THAT MAY DETER A
TAKEOVER. Our articles of incorporation and bylaws contain the following provisions that may deter a takeover, including a takeover on terms that many of our shareholders might consider favorable, such as:

    - the authority of our board of directors to issue common stock and preferred stock and to determine the price, rights (including voting rights), preferences, privileges and restrictions of each series of preferred stock, without any vote or action by our shareholders;

    - the existence of large amounts of authorized but unissued common stock and preferred stock;

    - staggered, three-year terms for our board of directors; and

    - advance notice requirements for board of directors nominations and for shareholder proposals.

    The rights and preferences of any series of preferred stock could include a preference over the common stock on the distribution of our assets upon a liquidation or sale of our company, preferential dividends, redemption rights, the right to elect one or more directors and other voting rights. The rights of the holders of any series of preferred stock that may be issued in the future may adversely affect the rights of the holders of the common stock. We have no current plans to issue preferred stock. In addition, certain provisions of Georgia law and our stock option plan may also discourage, delay or prevent a change in control of our company or unsolicited acquisition proposals.

    MANY OF OUR SHARES ARE ELIGIBLE FOR FUTURE SALE AND ARE SUBJECT TO REGISTRATION RIGHTS THAT COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK. adam.com has recently registered or is in the process of registering a significant number of adam.com common stock to certain shareholders pursuant to a financing transaction with Fusion Capital Fund I, LLC and the asset purchase agreements for International Medical Systems and DrGreene.com. When registered, these shares will be freely tradable. The sale of a significant amount of these shares at any given time could cause the trading price of our common stock to decline and to be highly volatile.

    If our shareholders sell substantial additional amounts of common stock (including shares issued upon the exercise of outstanding stock options) in the public market following this offering, the market price of our common stock could fall. Such sales also could make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

    Certain shareholders may have the right, subject to certain conditions, to include their shares in certain registration statements relating to our securities. By exercising their registration rights and causing a large number of shares to be registered and sold in the public market, these holders may cause the price of our common stock to fall. In addition, any demand by holders of registration rights to include shares of common stock held by them in a registration initiated by us could adversely affect our ability to raise needed capital.

    OUR PRINCIPAL SHAREHOLDERS HAVE SUBSTANTIAL INFLUENCE AND THEIR INTEREST MAY DIFFER FROM THOSE OF OUR REMAINING SHAREHOLDERS. As of December 31, 1999, our executive officers, directors and persons who beneficially more than 10% of our outstanding common stock controlled approximately 25% of the combined outstanding voting power of our common stock. As a result, these holders exert substantial influence with respect to all matters submitted to a vote of holders of common stock, including election of our directors. If our remaining shareholders have interests that differ from these holders, their needs may not be met.

ITEM 2. PROPERTIES

    Our headquarters are located in approximately 26,000 square feet of leased office space in Atlanta, Georgia. The space is leased for a term ending in 2002. In February 1999, we sub-leased approximately 3,400 square feet of our leased space to another company through the remainder of our lease term.

    In January 1999, we leased approximately 2,700 square feet of office space in San Francisco, California to accommodate the expansion of our Web site management and production teams. In June 1999 another 1,468 square feet of space was leased near the existing San Francisco location. By December 1999, all employees in San Francisco were consolidated in one location consisting of 12,258 square feet of space. In February 2000 we relocated the production unit back to Atlanta in accordance with the current business plan and strategy. Currently, only the original lease for 2,700 square feet of office space remains in effect. The space is leased for a term ending in 2001. If additional facilities are required, we believe that suitable facilities will be available at market rates.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the last quarter of fiscal 2000.

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Our common stock is quoted on the NASDAQ National Market system under the symbol "ADAM." The following table sets forth the high and low sales prices of our common stock as reported by NASDAQ for the twelve months ended March 31, 1999 and the nine months ended December 31, 1999.

                                                              HIGH       LOW
                                                            --------   --------
TWELVE MONTHS ENDED MARCH 31, 1999
Quarter ended June 30, 1998...............................  6 5/8      2 7/8
Quarter ended September 30, 1998..........................  4 1/2      2 1/2
Quarter ended December 31, 1998...........................  5 1/2      2 1/8
Quarter ended March 31, 1999..............................  7 5/8      2 15/16

NINE MONTHS ENDED DECEMBER 31, 1999
Quarter ended June 30, 1999...............................  40         5 1/2
Quarter ended September 30, 1999..........................  22         9
Quarter ended December 31, 1999...........................  19 1/4     8 1/8

    At March 29, 2000 there were 153 record holders of our common stock.

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

(B) RECENT SALES OF UNREGISTERED SECURITIES

    On November 15, 1999 adam.com executed a securities purchase agreement with Fusion Capital Fund I, LLC pursuant to which it agreed to issue to Fusion up to two 0% senior secured convertible debentures, each with an aggregate principal amount of $6.0 million. The first debenture was issued on January 28, 2000, and the purchase price for the first debenture was $6.0 million in cash. The issuance of the first debenture was made pursuant to Rule 506 under the Securities Act of 1933, as amended ("Rule 506").

    Subject to certain limits on conversion and the redemption rights, each month during the term of the first debenture Fusion has the right to convert up to $1.0 of the principal amount of the first debenture, plus any amounts for any prior month that have not been converted, into shares of our common stock at the applicable conversion price. The conversion price per share is equal to the lesser of:

    - the closing bid price of our common stock on the day of submission of a conversion notice by Fusion;

    - the average of the two lowest closing bid prices of our common stock during the 10 trading days prior to the submission of a conversion notice by Fusion; or

    - $16.76, which is 130% of the average of the closing bid prices of our common stock for the 10 trading days immediately preceding January 28, 2000, the closing date. This is referred to as the "Fixed Conversion Price".

    If the closing sale price of our common stock is below the Fixed Conversion Price for any three consecutive trading days, we have the unconditional right to suspend conversions until the earlier of (1) our revocation of such suspension and (2) when the closing sale price of our common stock is above the Fixed Conversion Price for any three consecutive trading days.

    Additionally, under the terms of the purchase agreement with Fusion, in connection with the issuance of the first debenture, Fusion received 59,542 shares of our common stock as a commitment fee. The sale of these shares to Fusion was also made in reliance on Rule 506.

    The first debenture was be secured by a pledge of $6.0 million in cash by adam.com, which was considered restricted cash of adam.com. adam.com is the legal and beneficial owner of the cash and is also be the legal and beneficial owner of all interest and investment income earned with respect to the proceeds while held as restricted cash. adam.com will direct the investment of the cash. Fusion has a security interest on customary terms in the cash. We expect that the amount of cash subject to Fusion's security interest will be reduced at a rate of at least $1.0 million per month as the outstanding principal amount of the debenture is reduced upon conversion into common stock. The corresponding amount of cash will become unrestricted cash of adam.com.

    As of March 30, 2000, Fusion has converted approximately $4.1 million of the principal amount of the first debenture into shares of our common stock. Consequently, $4.1 million of the $6.0 million in cash pledged by us to secure our obligations with respect to the first debenture has become unrestricted and freely available to us.

ITEM 6. SELECTED FINANCIAL DATA

                                                    NINE MONTHS
                                                       ENDED             TWELVE MONTHS ENDED MARCH 31,
                                                    DECEMBER 31,   -----------------------------------------
                                                        1999         1999       1998       1997       1996
                                                    ------------   --------   --------   --------   --------
                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
STATEMENT OF OPERATIONS:
  Net revenues....................................    $ 3,144      $ 5,242     $6,888    $ 4,591    $ 6,447
  Cost and expenses:
    Cost of revenues..............................        559        1,421      1,178      1,280      1,491
    General and administrative....................      3,087        1,571      1,293      2,369      2,008
    Product and content development...............      5,607        2,074      1,512      2,260      2,847
    Sales and marketing...........................      2,754        2,704      2,778      4,494      4,090
    Restructuring.................................      1,049           47         --        490         --
                                                      -------      -------     ------    -------    -------
      Total costs and expenses....................     13,056        7,817      6,761     10,893     10,436
                                                      -------      -------     ------    -------    -------
  Income (Loss) before interest income............     (9,912)      (2,575)       127     (6,302)    (3,989)
  Interest income (expense), net..................        158          395        526        861         98
                                                      -------      -------     ------    -------    -------
    Income (loss) before income taxes, minority
      interest and extraordinary item.............    $(9,754)     $(2,180)    $  653    $(5,441)   $(3,891)
  Income taxes....................................         --           --        (75)        --         --
                                                      -------      -------     ------    -------    -------
    Net income (loss) before minority interest and
      extraordinary item..........................    $(9,754)     $(2,180)    $  578    $(5,441)   $(3,891)
  Minority interest in consolidated subsidiary....        175           --         --         --         --
                                                      -------      -------     ------    -------    -------
    Net income (loss) before extraordinary item...    $(9,579)     $(2,180)    $  578    $(5,441)   $(3,891)
  Extraordinary loss from early extinguishment of
    debt, net of income tax benefit of $29........         --           --         --         --        (46)
                                                      -------      -------     ------    -------    -------
    Net income (loss).............................    $(9,579)     $(2,180)    $  578    $(5,441)   $(3,937)
                                                      =======      =======     ======    =======    =======
  Net income (loss) per share.....................    $ (2.04)     $ (0.48)    $ 0.12    $ (1.03)   $ (1.14)
                                                      =======      =======     ======    =======    =======
  Weighted average number of common shares and
    share equivalents outstanding, basic..........      4,707        4,528      4,916      5,258      3,673
                                                      =======      =======     ======    =======    =======
  Weighted average number of common shares and
    share equivalents outstanding, diluted........      4,707        4,528      4,959      5,258      3,673
                                                      =======      =======     ======    =======    =======

                                                                                  MARCH 31,
                                                   DECEMBER 31,   -----------------------------------------
                                                       1999         1999       1998       1997       1996
                                                   ------------   --------   --------   --------   --------
                                                                        (IN THOUSANDS)
BALANCE SHEET DATA:
  Cash and cash equivalents......................      1,477       2,369         704      2,422      5,352
  Working capital (deficiency)...................       (815)      6,393       9,011      9,982     15,354
  Total assets...................................      7,736       8,970      11,900     13,662     18,871
  Short-tem debt.................................        733          --          --         --        250
  Total shareholders' equity (deficit)...........      3,377       7,796      10,713     11,555     16,896

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO PRESENTED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K.

OVERVIEW

    adam.com, Inc. is a leading business-to-business content service provider of health and medical information products. The Company's primary markets are Internet-based health information sites, health organizations, education, and other vertical markets engaged in providing or using health and medical information. Founded in 1990, adam.com is headquartered in Atlanta, Georgia and has historically created, published and marketed medical and health-related information content that was delivered to end-users primarily through multimedia CD-ROM, but also included a variety of other second-tier distribution mediums, including broadcast, print and Internet-ready applications. Historically, adam.com has marketed its products in education, consumer retail and professional markets. Since January 1999, adam.com has taken significant steps to transition itself as a content service provider of health, medical and wellness information primarily distributed online. During 1999 the Company changed its year end from March 31 to December 31.

    During the nine months ended December 31, 1999, adam.com made the strategic decision to focus the majority of its efforts on the online distribution of consumer health information, resulting in the May 1999 launch of www.adam.com, adam.com's consumer health destination. In connection with this redirected strategy, we decided to reduce substantially further sales and marketing efforts, including product updates and upgrade support, for certain of our historical products as of April 1, 1999. As our Internet strategy evolved during the year, adam.com refined its focus further to concentrate efforts where the company found its highly recognized content in demand by the growing number of health and medically oriented sites on the Web. Today, adam.com's Internet business model is based on the syndication of adam.com's award winning health and medical content to a variety of Web-based and other businesses including health sites, Internet portals, e-commerce sites, media sites, health plans, governments, and institutions.

    Revenue from sales of software products are generally recognized at the time of shipment to customers, distributors and resellers. Revenues from royalty agreements are recognized as earned based upon performance or product shipments. Licensing revenue is recognized when we have determined that:

    (1) contracts are finalized in cases where no further performance by us is required; or

    (2) over the term of the contract in cases where further performance by us is required;

    (3) there are no significant return or acceptance provisions; and

    (4) fees from the arrangement are fixed and determinable.

    Internet revenues consist of platform license fees and page view/advertising fees. Platform license fees are recognized ratably over the term of the license agreement and page view/advertising fees are recognized as earned based on page hits by users. We record allowances for product returns based on historical experience and anticipated returns. Payments received in advance of shipments are recorded as deferred revenue in the balance sheet and are recognized as revenue when the related software is shipped and all applicable obligations are fulfilled.

RESULTS OF OPERATIONS

    The following table sets forth for the periods indicated selected financial data and the percentages of our net revenues represented by each line item and the percentage change in each line item.

                                                                   NINE MONTHS                TWELVE MONTHS
                                                                      ENDED                       ENDED
                                                                   DECEMBER 31,                 MARCH 31,
                                                              ----------------------      ----------------------
                                                                1999          1998          1999          1998
                                                              --------      --------      --------      --------
Net revenues................................................      100%         100%          100%          100%
Cost and expenses:
    Cost of revenues........................................     17.8%        23.9%         27.1%         17.1%
    General and administrative..............................     98.2%        48.3%         30.0%         18.8%
    Product and content development.........................    178.3%        26.1%         39.6%         22.0%
    Sales and marketing.....................................     87.6%        24.4%         51.6%         40.3%
    Restructuring...........................................     33.4%         0.0%          0.9%          0.0%
                                                               ------        -----         -----          ----
        Total costs and expenses............................    415.3%       122.7%        149.1%         98.2%
                                                               ======        =====         =====          ====
Operating income (loss).....................................   (315.3%)      (22.7%)       (49.1%)         1.8%

    The following table sets forth for the periods indicated the revenues derived by us from product sales, license fees and royalty income in the academic, consumer, professional, online syndication, and from other sources. Other revenues include support services, such as training, and other non-market specific sales. We expect future revenues from the sales of products to the academic, consumer and professional markets to decrease significantly as we focus on our Internet strategies.

                                                                 NINE MONTHS          TWELVE MONTHS
                                                                    ENDED                 ENDED
                                                                DECEMBER 31,            MARCH 31,
                                                             -------------------   -------------------
                                                               1999       1998       1999       1998
                                                             --------   --------   --------   --------
Education..................................................   $2,053     $3,474     $4,068    $ 5,357
Consumer...................................................      146        227        289        652
Professional...............................................      132        423        695        821
Internet...................................................      732         --         --         --
Other revenues.............................................       81        140        190         58
                                                              ------     ------     ------    -------
                                                              $3,144     $4,264     $5,242    $26,888
                                                              ======     ======     ======    =======

NINE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO NINE MONTHS ENDED DECEMBER 31,
  1998

    Total net revenues decreased $1,120,000, or 26.3%, to $3,144,000 for the nine months ended December 31, 1999 compared to $4,264,000 for the nine months ended December 31, 1998. The decrease is primarily attributable to a $1,421,000 decrease in net revenues from the education market as we moved our focus to the online health market.

    Net revenues from the online syndication market increased to $732,000 for the nine months ended December 31, 1999 compared to $0 for the nine months ended December 31, 1998. During the nine months ended December 31, 1999, we began to generate revenue from our Internet strategy through co-branding, advertising, sponsorship, and LIDO.com subscriptions. As a percent of total net revenues, net revenues from the online syndication market were 23.3% for the nine months ended December 31, 1999.

    Net revenues from the education market decreased $1,421,000, or 40.9%, to $2,053,000 for the nine months ended December 31, 1999 compared to $3,474,000 for the nine months ended December 31, 1998. The decrease is primarily due to decreased selling prices for products and decreased number of units sold. As a percent of total net revenues, net revenues from the education market decreased to 65.3% for the nine months ended December 31, 1999 compared to 81.5% for the nine months ended December 31, 1998.

    Net revenues from the professional market decreased $291,000, or 68.8%, to $132,000 for the nine months ended December 31, 1999 compared to $423,000 for the nine months ended December 31, 1998. The decrease is attributable to (1) a decrease in revenue of $130,000 related to MLI series products, which decreased to $14,000 for the nine months ended December 31, 1999 from $144,000 for the nine months ended December 31, 1998 and (2) a decrease in revenue of $161,000 related to custom services and license fees, which decreased to $118,000 for the nine months ended December 31, 1999 from $279,000 for the nine months ended December 31, 1998. As a percent of total net revenues, net revenues from the professional market decreased to 4.2% for the nine months ended December 31, 1999 compared to 9.9% for the nine months ended December 31, 1998.

    Net revenues from the consumer market decreased $81,000, or 35.7%, to $146,000 for the nine months ended December 31, 1999 compared to $227,000 for the nine months ended December 31, 1998. This decrease was due to our decision in 1997 to leave the consumer market. As such we experienced continued reduced sales activity, insignificant consumer product marketing expenditures, and incurred no product upgrade costs for the consumer market during the nine months ended December 31, 1999 compared to the nine months ended December 31, 1998. As a percent of total net revenues, net revenues from the consumer market decreased to 4.6% for the nine months ended December 31, 1999 compared to 5.3% for the nine months ended December 31, 1998.

    Average net revenue for the 30,000 units of software sold for the nine months ended December 31, 1999 increased to approximately $61.00 per unit compared with approximately $47.00 per unit for 70,000 units sold for the nine months ended December 31, 1998. This was the result of (1) reduced unit sales of our lower priced consumer products for the nine months ended December 31, 1999 and (2) increased unit sales of higher priced multi-SKU products as a proportion of total units. Unit shipments of lower priced, lower margin consumer products were approximately 4,000 for the nine months ended December 31, 1999 compared to 5,000 for the nine months ended December 31, 1998. Approximately 58% of revenues for the nine months ended December 31, 1999 were derived from product shipments, compared to 77% for the nine months ended December 31, 1998. We expect future sales of our CD-ROM products to decrease as we focus on our Internet strategies.

    Cost of revenues decreased $458,000, or 45.0%, to $559,000 for the nine months ended December 31, 1999 compared to $1,017,000 for the nine months ended December 31, 1998. Cost of revenues, which includes the cost of support, packaging, documentation, royalties and amortization of capitalized software development costs, decreased primarily due the lower volumes of products sold and reduced amortization expenses for capitalized software development costs. Amortization of capitalized software development costs decreased $286,000, or 70.6%, to $119,000 for the nine months ended December 31, 1999 from $405,000 for the nine months ended December 31, 1998. The decrease in amortization is the result of previously capitalized costs having become fully amortized in prior years.

    Sales and marketing expense increased $693,000, or 33.6%, to $2,754,000 for the nine months ended December 31, 1999 from $2,061,000 for the nine months ended December 31, 1998. We experienced large increases in Advertising, Trade Show expenses and Public Relations costs for the nine months ended December 31, 1999 compared to the nine months ended December 31, 1998 as a result of executing our transition from an education company to an Internet company. The decreases we expected in sales costs due to the release of the majority of our sales staff in March 1999, did materialize but were offset by the increases listed above plus the costs associated with starting up the LIDO.com Web site. As a percent of total net revenues, sales and marketing expense increased to 87.6% for the nine months ended December 31, 1999 compared to 48.3% for the nine months ended December 31, 1998 due to the lower sales amounts reported during the current period.

    Product and content development costs increased $4,495,000, or 404.2%, to $5,607,000 for the nine months ended December 31, 1999 from $1,112,000 for the nine months ended December 31, 1998. To implement our plan of becoming an online content provider, we added substantial production and engineering personnel, through direct hire or by short-term contract, during the nine months ended

December 31, 1999 resulting in large increases in consulting expenses and salaries. We also increased our purchases of or license of additional content during the nine months ended December 31, 1999 compared to the nine months ended December 31, 1998. As a percent of total net revenues, product development costs increased to 178.3% for the nine months ended December 31, 1999 compared to 26.1% for the nine months ended December 31, 1998.

    General and administrative expenses increased $2,046,000, or 196.5%, to $3,087,000 for the nine months ended December 31, 1999 from $1,041,000 for the nine months ended December 31, 1998. This increase is primarily attributable to increases in rent, salaries, and other general and administrative costs related to the expansion of the office in San Francisco during the nine months ended December 31, 1999. As a percent of total net revenues, general and administrative costs increased to 98.2% for the nine months ended December 31, 1999 compared to 24.4% for the nine months ended December 31, 1998.

    During the nine months ended December 31, 1999, the Company recorded a restructuring charge of $1,049,000 due to the cost of severance agreements for several executives that were released due to our re-focused Internet strategy.

    Interest income, net, decreased $158,000, or 50%, to $158,000 for the nine months ended December 31, 1999 from $316,000 for the nine months ended
December 31, 1998 due to reduced average cash and short-term securities balances during the nine months ended December 31, 1999. The lower balances during the nine months ended December 31, 1999 are the result of the loss during the nine months ended December 31, 1999.

    The Company's consolidated subsidiary ThePort.com, a software development company, incurred operating losses of $383,000 for the nine month period ended December 31, 1999. The full amount of this loss is included in Income (loss) before income taxes and minority interest. The Company is required to recognize these losses on its financial statements due to the interest in ThePort.com owned by the Company's Chairman and CEO. The financial statements also reflect a $175,000 benefit in Minority interest in consolidated subsidiary to account for the other shareholders' share of the operating loss of ThePort.com.

    As a result of the above, we incurred a net loss of $9.6 million for the nine month period ended December 31, 1999 compared to a net loss of $651,000 for the nine month period ended December 31, 1998.

FISCAL 1999 COMPARED TO FISCAL 1998

    Total net revenues decreased $1,646,000, or 23.9%, to $5,242,000 in fiscal 1999 compared to $6,888,000 in fiscal 1998. The decrease is primarily attributable to (1) a $750,000 one time, 99-year international license agreement executed in fiscal 1998, (2) decreased consumer product revenues and
(3) decreased product sales in international markets, reflective of the downturned economic environments in overseas markets during fiscal 1999. In March 1997, we ceased direct sales of product to the consumer market and outsourced distribution. Total unit shipments of our CD-ROM products decreased to approximately 85,000 units in fiscal 1999 from approximately 120,000 units in fiscal 1998, but average revenue per unit increased 36% during this same period resulting from higher priced, education market CD-ROM products and decreased unit sales of lower priced consumer products.

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

    Average net revenue for the 85,000 units software sold for the twelve months ended March 31, 1999 increased to approximately $49.00 per unit compared with approximately $36.00 per unit for 120,000 units sold for the twelve months ended March 31, 1998. This was the result of (1) reduced unit sales of our lower priced consumer products for the year ended March 31, 1999 and (2) increased unit sales of higher priced multi-SKU products. Unit shipments of lower priced, lower margin consumer products were approximately 6,000 for the twelve months ended March 31, 1999 compared to 48,000 for the twelve months ended March 31, 1998. Unit shipments of higher priced multi-SKU products were approximately 3,000 for the nine months ended December 31, 1999 compared to 1,000 for the nine months ended December 31, 1998. Unit shipments of higher priced multi-SKU products were approximately 1,500 for the twelve months ended March 31, 1999 compared to 1,000 for the twelve months ended March 31, 1998.

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

    Product development costs increased $562,000, or 37.2%, to $2,074,000 in fiscal 1999 compared to $1,512,000 in fiscal 1998. The increase in product development costs is primarily attributable to (1) the shift in production activity to research and development of the Web site, which is not subject to capitalization of development costs and (2) our $1.2 million grant from the National Institute of Science and Technology (NIST). As a percentage of total net revenues, product development expenses increased to 39.6% in fiscal 1999 compared to 22.0% in fiscal 1998. Total expenditures for product development, including capitalized expenses, increased 6.2% to $2,182,000 in fiscal 1999 compared to $2,054,000 in fiscal 1998. We capitalized product development expenses of $108,000 and $542,000 in fiscal 1999 and fiscal 1998, which represented 5.0% and 26.4% of total expenditure for product development for these respective periods. Amortization of capitalized product development costs totaled $560,000 and $340,000 in fiscal 1999 and fiscal 1998, and is included in cost of revenues described above.

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

LIQUIDITY AND CAPITAL RESOURCES

    As of December 31, 1999, adam.com had cash and cash equivalents of $1,477,000, and a working capital deficit of $815,000. Cash used in operating activities was $6,365,000 for the nine months ended December 31, 1999, as compared to $161,000 for the nine months ended December 31, 1998.

    During 1999 we used existing working capital to finance ongoing operations, fund the development and introduction of new products and acquire capital equipment. As of March 31, 1999, we held 847,240 shares of common stock purchased on the open market during the years ended March 31, 1999 and 1998 at an average price of approximately $2.58 per common share for an aggregate purchase price of approximately $2,186,000. During the nine months ended December 31, 1999, we reissued 349,028 shares related to option and warrant exercises and intangible asset acquisitions. Remaining repurchased shares represent approximately 9.2% of the shares of common stock issued and outstanding as of December 31, 1999. adam.com is not authorized to repurchase additional shares at this time.

    We incurred a significant increase in our expenditures during the nine months ended December 31, 1999 compared to the same period in 1998. This increase was a result of our strategy to enter the business to consumer Internet market with development of our consumer oriented web site launched in March 1999. We hired additional personnel and opened an office in San Francisco to execute this strategy. The Internet business space changed rapidly in 1999 and we addressed this change by changing our Internet focus from business to consumer to a business to business focus. As a result, we discontinued incurring costs to improve our consumer site and consolidated operations back to the Atlanta headquarters. While this will reduce future expenses, such savings will be offset by our plan to hire additional personnel and incur additional costs in 2000 to enhance our business to business Internet strategy focusing on the syndication of our content. Certain of these additional expenses in 2000 are discretionary and subject to factors such as the timing of hiring qualified individuals of which the availability is tight.

    In December 1999, adam.com issued two notes payable of $500,000 each to an officer and director of the Company and an outside institutional investor. Both notes bear interest at 10%, payable upon the maturity date. These notes payable each included 25,000 warrants exercisable into an equal number of shares of common stock for $11.11 per share. These notes are scheduled to mature on December 31, 2000, however, the term may be extended to June 30, 2001, at the option of each holder. The Company is also required to issue 25,000 additional warrants to the holders with an exercise price of 80% of the then current value in the event that the debt is not repaid as of June 30, 2000.

    On November 15, 1999 adam.com signed an agreement with a Chicago-based institutional investor, Fusion Capital Fund I, LLC. In exchange for $6,000,000, Fusion Capital received a debenture which is convertible into common shares of adam.com at either 130% of the fair value on the date of closing, or the average of the two lowest bid prices in the previous 10 trading days to conversion. The debenture allows for either the Company or Fusion to initiate conversions into common stock. Through March 30, 2000 the Company has issued 353,600 shares at an average conversion price of $11.55 to satisfy the conversion obligation and in exchange for $4,083,000. The unconverted funds are being held in a custodial account and will be reported as restricted cash. The funds become unrestricted and available to adam.com as the debenture is converted into common stock. The debenture does not bear any interest or premium accrual. We believe that this financing agreement gives adam.com the necessary funds to continue our expansion and development of our Internet strategies. With this agreement adam.com has the resources necessary to continue our deployment of our business-to-business strategy. Additionally, adam.com has the right to sell another $6,000,000 debenture with the same terms within six months of the closing of the first debenture. The company currently intends to sell the second debenture as a component of its overall plans to raise capital.

    Upon the sale of this second $6,000,000 debenture to Fusion, we anticipate that our available cash resources will be sufficient to meet our anticipated needs for working capital and capital expenditures at least through the end of calendar 2000. We may raise additional funds, however, in order to fund more rapid expansion, to develop new and enhance existing services and products, to respond to competitive pressures and to possibly acquire complementary products, businesses or technologies. There can be no assurance that any required additional financing will be available in terms favorable to us, or at all. If additional funds are raised by the issuance of equity securities, our shareholders may experience dilution of their ownership interest and these securities may have rights senior to those of the holders of the common stock. If additional funds are raised by the issuance of debt securities, we may be subject to certain limitations on its operations, including limitations on the payment of dividends. If adequate funds are not available or not available on acceptable terms, we may be unable to fund our expansion, successfully promote our brand name, take advantage of acquisition opportunities, develop or enhance services or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

YEAR 2000 COMPLIANCE

    adam.com previously recognized the material nature of the business issues surrounding computer processing of dates into and beyond the Year 2000 and began taking corrective action. adam.com's efforts included replacing and testing three basic aspects of its business operations: internal information technology ("IT") systems, including sales order processing, contract management, financial systems and service management; internal non-IT systems, including office equipment and test equipment products; and material third-party relationships. Management believes adam.com has completed all of the activities within its control to ensure that adam.com's systems are Year 2000 compliant and adam.com has experienced no interruptions to normal operations due to the start of the Year 2000.

    adam.com's Year 2000 readiness costs were approximately $50,000, none of which was incurred in 2000. adam.com funded these costs through funds generated from operations and such costs were generally not incremental to existing IT budgets; internal resources were re-deployed and timetables for implementation of replacement systems were accelerated. adam.com does not currently expect to apply any further funds to address Year 2000 issues.

    As of March 29, 2000, adam.com has not experienced any material disruptions of its internal computer systems or software applications, and has not experienced any problems with the computer systems or software applications of its third party venders, suppliers or service providers. adam.com will continue to monitor these third parties to determine the impact, if any, on the business of adam.com and the actions adam.com must take, if any, in the event of non-compliance by any of these third parties. Based upon adam.com's assessment of compliance by third parties, there appears to be no material business risk posed by any such noncompliance. Moreover, adam.com generally believes that the vendors that supply products to adam.com for resale are responsible for the products' Year 2000 functionality.

    In addition, adam.com currently does not know of any material difficulties encountered by consumers of its products as a result of the Year 2000 issue.

RECENT ACCOUNTING PRONOUNCEMENTS

    In December 1999 the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in financial statements
("SAB 101"). This bulletin summarizes certain of the staff's views in apply generally accepted accounting principles to revenue recognition in financial statements. Management of the Company does not believe that SAB 101 will have a significant effect on the Company's results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    As of December 31, 1999, the Company had cash and cash equivalents of $1.5 million invested in liquid money market funds or bank accounts with average maturities of less than 90 days. The cash and cash equivalents are subject to interest rate risk and we may receive higher or lower interest income if market interest rates increase or decrease. A hypothetical increase or decrease in market interest rates by 10 percent from levels at December 31, 1999 would not have a material impact on our future earnings, fair values or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    This information is set forth under Item 14(a)(1) and (2).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

    None.

                                   PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The sections under the headings "Election of Directors" entitled "Nominees for Election--Term Expiring 2003, "Directors Continuing in Office until 2001" and "Directors Continuing in Office until 2002" and under the heading "Executive Compensation--Executive Officers" of the proxy statement for the 2000 Annual Meeting of Shareholders (the "Proxy Statement") are incorporated herein by reference. The section under the heading "Other Matters" entitled
"Sections 16(a) Beneficial Ownership Reporting Compliance" of the Proxy Statement is incorporated herein the reference.

ITEM 11. EXECUTIVE COMPENSATION

    The section under the heading "Election of Directors" entitled "Compensation of Directors" of the Proxy Statement is incorporated herein by reference. The section Executive Compensation of the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS OF MANAGEMENT

    The section under the heading "Common Stock Ownership by Management and Principal Shareholders" of the Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN TRANSACTIONS

    The section under the heading "Certain Transactions" of the Proxy Statement is incorporated herein by reference.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) THE FOLLOWING DOCUMENTS ARE INCLUDED AS PART OF THIS REPORT:

                                                                PAGE
                                                              --------
(1) FINANCIAL STATEMENTS:
Report of Independent Accountants...........................     F-1
Consolidated Balance Sheet at December 31, 1999 and March
  31, 1999..................................................     F-2
Consolidated Statement of Operations for the nine months
  ended December 31, 1999 and 1998 (unaudited) and the two
  years ended March 31, 1999 and 1998.......................     F-3
Consolidated Statement of Changes in Shareholders' Equity
  for the nine months ended December 31, 1999 and the two
  years ended March 31, 1999 and 1998.......................     F-4
Consolidated Statement of Cash Flows for the nine months
  ended December 31, 1999 and 1998 (unaudited) and the two
  years ended March 31, 1999 and 1998.......................     F-5
Notes to Consolidated Financial Statements..................     F-6

(2) FINANCIAL STATEMENT SCHEDULE:
For the nine months ended December 31, 1999 and the two
  years ended March 31, 1999 and 1998
II--Valuation and Qualifying Accounts

All other schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Financial Statements or Notes thereto.

(b) EXHIBITS. THE FOLLOWING EXHIBITS ARE FILED AS PART OF, OR ARE INCORPORATED BY REFERENCE INTO, THIS REPORT ON FORM 10-K:

    The Company hereby agrees to furnish to the Commission upon request any additional instruments defining the rights of the holders of long-term debt of the Company.

       EXHIBIT
         NO.                                    DESCRIPTION
---------------------   ------------------------------------------------------------
 3.1(a)                 Articles of Restatement of the Articles of Incorporation of
                        A.D.A.M. Software, Inc.
 3.2(a)                 Amendment to the Articles of Incorporation of A.D.A.M.
                        Software, Inc. filed September 30, 1999
 3.2(b)                 Amended and Restated By-Laws of the Company.
 4.1                    Amended and Restated Articles of Incorporation of the
                        Company (incorporated by reference to Exhibit 3.1).
 4.2                    Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2).
 4.3(b)                 Specimen Common Stock Certificate
 4.4(b)                 Form of Option Certificate relating to the Company's 1992
                        Stock Option Plan
 4.5(b)                 Form of Warrants to Purchase shares of Common Stock, dated
                        April through November 1994
 4.6(c)                 Form of Debenture to be issued to Fusion Capital Fund I, LLC
 4.7                    Form of Warrant to be issued to Union Street Partners, L.P and Robert S. Cramer, Jr.
10.1(b)                 Amended and Restated 1992 Stock Option Plan
10.2(b)                 401(k) Adoption Agreement and Trust.
10.3(b)                 Employment Agreement between the Company and Robert S.
                        Cramer, Jr., dated December 21, 1994.

       EXHIBIT
         NO.                                    DESCRIPTION
---------------------   ------------------------------------------------------------
10.4(b)                 Employment Agreement between the Company and Gregory M.
                        Swayne, dated December 19, 1994.
10.5(b)                 Publishing Agreement by and between Williams & Wilkins and the Company, dated February 22, 1994
10.6(b)(d)              Software Reseller Agreement among the Company, Addison
                        Wesley Longman, through its Addison Wesley/Benjamin Cummings
                        Group Sales Force Division, Benjamin/Cummings, and Addison
                        Wesley Publishers Ltd., dated as of August 4, 1994.
10.7(b)(d)              Software Reseller Agreement among the Company and Addison
                        Wesley Longman, through its Addison Wesley School Division, dated as of February 9, 1995.
10.8(e)                 Localization Agreement between ZEMI Corp. and the Company
                        dated June 7, 1996.
10.9(f)                 Asset Purchase and Sale agreement between Mosby, Inc. and
                        the Company dated October 16, 1998.
10.10(f)                Copyright License Agreement between Kainos Laboratories,
                        Inc. and the Company, dated December 29, 1997
10.11(f)                License Agreement between CNN Newsource, Inc. and the
                        Company dated January 15, 1998.
10.12(c)                Securities Purchase Agreement dated as of November 15, 1999, between the Company and Fusion Capital Fund, LLC
10.13                   Bridge Note and Warrant Purchase Agreement between Union
                        Street Partners, L.P and Robert S. Cramer, Jr. and the
                        Company dated December 31, 1999
10.14                   Registration Rights Agreement between Union Street Partners,
                        L.P and Robert S. Cramer, Jr. and the Company dated
                        December 31, 1999
23.1                    Consent of PricewaterhouseCoopers LLP
27.1                    Financial Data Schedule--December 31, 1999 (for SEC use
                        only)

------------------------

       (a) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999

       (b) Incorporated by reference to the Company's Registration Statement on Form S-1, File No. 33-96864, dated September 12, 1995, as amended).

       (c) Incorporated by reference to the Company's Current Report on Form 8-K filed November 30, 1999

       (d) The Company has been granted confidential treatment of portions of this Exhibit. Accordingly, portions thereof have been omitted and filed separately.

       (e) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.

       (f) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998

(c) REPORTS ON FORM 8-K

    The Company filed a report on Form 8-K on November 30, 1999 relating to the execution of a Securities Purchase Agreement between the Company and Fusion Capital Fund I, LLC.

    The Company filed a report on Form 8-K on December 30, 1999 announcing the change in its fiscal year end from March 31 to December 31.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2000                                   ADAM.COM, INC.
                                                       (Registrant)

                                                       By:          /s/ ROBERT S. CRAMER, JR.
                                                            -----------------------------------------
                                                                      Robert S. Cramer, Jr.
                                                                      CHAIRMAN OF THE BOARD,
                                                             CO-FOUNDER, CHIEF EXECUTIVE OFFICER, AND
                                                                             DIRECTOR

    KNOW ALL MEN BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Robert S. Cramer, Jr. and Michael S. Fisher, and each of them, his or her true and lawful attorney-in-fact and agents, with full power of substitution and resubstitution, from such person and in each person's name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue thereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on March 30, 2000.

                      SIGNATURE                                                TITLE
                      ---------                                                -----
              /S/ ROBERT S. CRAMER, JR.                     Chairman of the Board, Co-Founder, Chief
     -------------------------------------------              Executive Officer, and Director (Principal
                Robert S. Cramer, Jr.                         Executive Officer)

                /S/ MICHAEL S. FISHER                       Corporate Secretary, Vice President of
     -------------------------------------------              Finance and Administration (Principal
                  Michael S. Fisher                           Financial Officer)

     -------------------------------------------            Director
                     Linda Davis

                      SIGNATURE                                                TITLE
                      ---------                                                -----
                 /S/ DANIEL S. HOWE
     -------------------------------------------            Director
                   Daniel S. Howe

              /S/ JOHN W. MCCLAUGHERTY
     -------------------------------------------            Director
                John W. McClaugherty

     -------------------------------------------            Director
              Francis J. Tedesco, M.D.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of adam.com, Inc.

    In our opinion, the accompanying consolidated financial statements listed in the index appearing under item 14(a)(1) on page 26 present fairly, in all material respects, the financial position of adam.com, Inc. and its subsidiary at December 31, 1999 and March 31, 1999, and the results of their operations and their cash flows for the nine months ended December 31, 1999, and the years ended March 31, 1999 and 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the accompanying index under item 14(a)(2) on page 26 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
Atlanta, GA
February 28, 2000, except as to the
second paragraph of Note 17 which is
as of
March 30, 2000

                                 ADAM.COM, INC.

                           CONSOLIDATED BALANCE SHEET

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              DECEMBER 31,   MARCH 31,
                                                                  1999         1999
                                                              ------------   ---------
ASSETS
Current assets
  Cash and cash equivalents.................................     $ 1,477      $ 2,369
  Investment securities.....................................          --        3,792
  Accounts receivable, net of allowances of $103 and $373...         828          950
  Inventories...............................................         314          292
  Prepaids and other........................................         925          164
                                                                 -------      -------
      Total current assets..................................       3,544        7,567
Property and equipment, net.................................       1,749          644
Intangible assets, net......................................       1,827          237
Restricted time deposits....................................         449          522
Other non-current assets....................................         167           --
                                                                 -------      -------
      Total assets..........................................     $ 7,736      $ 8,970
                                                                 =======      =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued expenses.....................     $ 2,877      $ 1,052
  Deferred revenue..........................................         749          122
  Note payable..............................................         386           --
  Note payable to related party.............................         347           --
                                                                 -------      -------
      Total current liabilities.............................       4,359        1,174
                                                                 -------      -------
Commitments and contingencies
Shareholders' equity
  Preferred stock, no par value; 10,000,000 shares
    authorized; no shares issued and outstanding............          --           --
  Common stock, $.01 par value; 20,000,000 shares
    authorized; 5,400,581 and 5,285,747 shares issued and
    outstanding, respectively...............................          54           53
  Common stock warrants.....................................         366          135
  Additional paid-in capital................................      37,938       33,911
  Treasury stock at cost, 498,212 and 847,240 shares,
    respectively............................................      (1,285)      (2,186)
  Accumulated deficit.......................................     (33,696)     (24,117)
                                                                 -------      -------
                                                                   3,377        7,796
                                                                 -------      -------
Total liabilities and shareholders' equity..................     $ 7,736      $ 8,970
                                                                 =======      =======

  The accompanying notes are an integral part of these consolidated financial statements.

                                 ADAM.COM, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                     (UNAUDITED)
                                                      NINE MONTHS    NINE MONTHS        YEAR ENDED
                                                         ENDED          ENDED            MARCH 31,
                                                      DECEMBER 31,   DECEMBER 31,   -------------------
                                                          1999           1998         1999       1998
                                                      ------------   ------------   --------   --------
Internet revenues, net..............................    $   732         $   --      $    --     $  --
Product revenues, net...............................      2,412          4,264        5,242     6,888
                                                        -------         ------      -------     -----
    Total revenues..................................      3,144          4,264        5,242     6,888
                                                        -------         ------      -------     -----
Cost and expenses
  Cost of revenues..................................        559          1,017        1,421     1,178
  Sales and marketing...............................      2,754          2,061        2,704     2,778
  Product and content development...................      5,607          1,112        2,074     1,512
  General and administrative........................      3,087          1,041        1,571     1,293
  Restructuring charges.............................      1,049             --           47        --
                                                        -------         ------      -------     -----
                                                         13,056          5,231        7,817     6,761
                                                        -------         ------      -------     -----
    Operating income (loss).........................     (9,912)          (967)      (2,575)      127
Interest income, net................................        158            316          395       526
                                                        -------         ------      -------     -----
    Income (loss) before income taxes and minority
      interest......................................     (9,754)          (651)      (2,180)      653
Income taxes........................................         --             --           --       (75)
Minority interest in consolidated subsidiary........        175             --           --        --
                                                        -------         ------      -------     -----
      Net income (loss).............................    $(9,579)        $ (651)     $(2,180)    $ 578
                                                        =======         ======      =======     =====
Net income (loss) per share Basic and diluted.......    $ (2.04)        $(0.14)     $ (0.48)    $0.12
                                                        =======         ======      =======     =====
Weighted average shares outstanding
  Basic.............................................      4,707          4,559        4,528     4,916
                                                        =======         ======      =======     =====
  Diluted...........................................      4,707          4,559        4,528     4,959
                                                        =======         ======      =======     =====

  The accompanying notes are an integral part of these consolidated financial statements.

                                 ADAM.COM, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                        COMMON STOCK       ADDITIONAL    COMMON
                                    --------------------    PAID-IN      STOCK     ACCUMULATED   TREASURY
                                     SHARES      AMOUNT     CAPITAL     WARRANTS     DEFICIT      STOCK      TOTAL
                                    ---------   --------   ----------   --------   -----------   --------   --------
BALANCE AT MARCH 31, 1997.........  5,274,647    $   52      $33,883      $135       $(22,515)   $    --    $11,555
Repurchase of stock...............         --        --           --        --             --     (1,420)    (1,420)
Net income........................         --        --           --        --            578         --        578
                                    ---------    ------      -------      ----       --------    -------    -------
BALANCE AT MARCH 31, 1998.........  5,274,647        52       33,883       135        (21,937)    (1,420)    10,713
Exercise of common stock
  options.........................     11,100         1           28        --             --         --         29
Repurchase of stock...............         --        --           --        --             --       (766)      (766)
Net loss..........................         --        --           --        --             --     (2,180)    (2,180)
                                    ---------    ------      -------      ----       --------    -------    -------
BALANCE AT MARCH 31, 1999.........  5,285,747        53       33,911       135        (24,117)    (2,186)     7,796
Exercise of common stock options
  and warrants....................    114,834         1        1,540       (36)            --        620      2,125
Issuance of common stock
  warrants........................         --        --           --       267             --         --        267
Issuance of treasury stock........         --        --        1,797        --             --        281      2,078
Modifications to common stock
  options.........................         --        --          690        --             --         --        690
Net loss..........................         --        --           --        --         (9,579)        --     (9,579)
                                    ---------    ------      -------      ----       --------    -------    -------
BALANCE AT DECEMBER 31, 1999......  5,400,581    $   54      $37,938      $366       $(33,696)   $(1,285)   $ 3,377
                                    =========    ======      =======      ====       ========    =======    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                                 ADAM.COM, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  (UNAUDITED)
                                                   NINE MONTHS    NINE MONTHS
                                                      ENDED          ENDED        YEAR ENDED MARCH 31,
                                                   DECEMBER 31,   DECEMBER 31,   ----------------------
                                                       1999           1998         1999          1998
                                                   ------------   ------------   --------      --------
Cash flows from operating activities
  Net income (loss)..............................    $(9,579)       $  (651)     $(2,180)      $   578
  Adjustments to reconcile net income (loss) to
    net cash used in operating activities
    Depreciation and amortization................        883            673          906           707
    Loss on sale of assets.......................        106             (4)          --            --
    Minority interest share of loss..............       (175)            --           --            --
    Stock compensation charges...................        730             --           --            --
    Changes in assets and liabilities
      Accounts receivable........................        122            105          288          (601)
      Inventories................................        (22)            58          175           (92)
      Prepaids and other assets..................       (451)           (17)         (39)          (16)
      Accounts payable and accrued liabilities...      1,395           (293)         (95)         (468)
      Deferred revenue...........................        626            (32)          84          (452)
                                                     -------        -------      -------       -------
        Net cash used in operating activities....     (6,365)          (161)        (861)         (344)
                                                     -------        -------      -------       -------
Cash flows from investing activities
  Purchases of short-term investments............         --        (18,720)     (22,475)      (32,116)
  Proceeds from maturities of short-term
    investments..................................      3,762         20,858       26,343        32,998
  Purchases of property and equipment............     (1,589)          (243)        (494)         (134)
  Redemption of restricted time deposit..........        345            160          160            --
  Purchase of restricted time deposit............       (271)          (162)        (162)         (160)
  Software development costs.....................         (4)          (383)        (108)         (542)
  Content acquisition............................        (52)            --           --            --
                                                     -------        -------      -------       -------
        Net cash provided by investing
          activities.............................      2,191          1,510        3,264            46
                                                     -------        -------      -------       -------
Cash flows from financing activities
  Sale of common stock to a related party by the
    consolidated subsidiary......................        175             --           --            --
  Proceeds from exercise of common stock options
    and warrants.................................      2,107             13           28            --
  Repurchase of common stock.....................         --           (766)        (766)       (1,420)
  Proceeds from notes payable....................      1,000             --           --            --
                                                     -------        -------      -------       -------
        Net cash provided by (used) in financing
          activities.............................      3,282           (753)        (738)       (1,420)
                                                     -------        -------      -------       -------
Increase (decrease) in cash and cash
  equivalents....................................       (892)           596        1,665        (1,718)
Cash and cash equivalents, beginning of period...      2,369            704          704         2,422
                                                     -------        -------      -------       -------
Cash and cash equivalents, end of period.........    $ 1,477        $ 1,300      $ 2,369       $   704
                                                     =======        =======      =======       =======

  The accompanying notes are an integral part of these consolidated financial statements.

                                 ADAM.COM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    adam.com, Inc. ("adam.com" or the "Company") is a developer of health education content and software technologies, and since January 1999, the Company has taken steps to become a leading provider of health, medical and wellness information online. The Company creates, publishes and markets multimedia software products, content and Internet-ready applications providing anatomical, medical, and health-related information for the education, consumer and professional markets.

    BASIS OF PRESENTATION

    During 1999, the Company changed its year end from March 31 to December 31. Accordingly, the financial position and results of operations as of and for the nine month period ended December 31, 1999 are presented in the accompanying financial statements. The accompanying financial statements include the accounts of the Company and a controlled subsidiary. The Company controls the operations of its subsidiary through its effective 63% voting interest, common management and Board of Directors position.

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

    REVENUE RECOGNITION

    Revenues are derived from the sale of software products, license agreements, royalty agreements and Internet licensing agreements. Revenues from product sales are generally recognized at the time of shipment to customers, distributors or resellers or, in the case of consignment arrangements, at the time of shipment from the consignee to its customers. Revenues from royalty agreements are recognized as earned based upon performance or product shipment. Revenues from license sales are recognized after delivery when the Company has determined that the fees from the agreement are fixed and determinable and there are no significant return or acceptance provisions. Payments received in advance of shipments are recorded as deferred revenue in the accompanying balance sheets and are recognized as revenue when the related software is shipped.

    Internet revenues consist primarily of platform license fees and page view/advertising fees. Platform license fees are recognized ratably over the term of the license agreement and page view/advertising fees are recognized as earned based on page hits by users. Internet fees billed and received in advance of the performance of services are recorded as deferred revenue in the accompanying balance sheets and are recognized as revenue when the services are performed.

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

                                 ADAM.COM, INC.

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    CONCENTRATION OF CREDIT RISK

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

    INTANGIBLE ASSETS

    Intangible assets consist of purchased intellectual content and internal capitalized software development costs. Purchased intellectual content represents intangible assets acquired from the Company's I.M.S. and dr.greene.com asset acquisitions. The Company acquired these assets for cash of $52,000 and through the issuance of 104,000 shares of common stock valued at $2,038,000. The Company is amortizing these amounts to product and content development expense over two to five years. Amortization expense for the nine month period ended December 31, 1999 approximated $385,000.

    Capitalized software consists principally of salaries and certain other expenses directly related to the development and modifications of software products capitalized in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed". Amortization of capitalized software development costs is provided at the greater of the ratio of current product revenue to the total of current and anticipated product revenue or on a straight-line basis over the estimated economic life of the software, which the Company has determined to generally be twenty-four months.

                                 ADAM.COM, INC.

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    PRODUCT DEVELOPMENT

    Product development includes costs incurred in the development of the Company's web sites, deployment of content to these sites, and maintenance of the web page content. These costs have been charged to expense as incurred.

    RESTRICTED TIME DEPOSITS

    In connection with the Company's noncancelable operating leases for its office space and telephone system, the Company is required to purchase time deposits to secure letters of credit with the bank guaranteeing payments under the leases. The time deposits bear interest at an average rate of approximately 5.50% and are carried at cost which approximates market. The classification of these investments is determined based on the expected term of the collateral requirement and not necessarily the maturity date of the underlying securities.

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

    EARNINGS (LOSS) PER SHARE

    The computation of basic earnings (loss) per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share is based on the weighted average number of common shares outstanding plus, when their effect is dilutive, potential common stock consisting of shares subject to stock options and stock warrants. For the year ended March 31, 1998, potential common stock shares of 43,620 have been included in computing diluted earnings per share.

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

                                 ADAM.COM, INC.

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    RECLASSIFICATIONS

    Certain comparative amounts have been reclassified to conform with current year presentation.

2. INVESTMENT SECURITIES

    There were no held-to-maturity investments at December 31, 1999, and there were no realized gains or losses for the nine month periods ended December 31, 1999 and December 31, 1998 (unaudited), and the years ended March 31, 1999 and March 31, 1998.

    As of March 31, 1999, the Company held commercial paper which it classified as held-to-maturity. Held-to-maturity securities represent those securities that the Company has both the positive intent and ability to hold to maturity and are carried at amortized cost. Securities with a maturity date within one year are classified as short-term investments and are stated at cost plus accrued interest.

3. INVENTORIES

    The components of inventory are summarized as follows (in thousands):

                                                        DECEMBER 31,   MARCH 31,
                                                            1999         1999
                                                        ------------   ---------
Raw materials.........................................      $213         $173
Finished goods........................................       101          119
                                                            ----         ----
                                                            $314         $292
                                                            ====         ====

4. PROPERTY AND EQUIPMENT

    Property and equipment is summarized as follows (in thousands):

                                                        DECEMBER 31,   MARCH 31,
                                                            1999         1999
                                                        ------------   ---------
Computers.............................................     $1,965       $1,364
Equipment.............................................        374          234
Furniture and fixtures................................        580          532
Leasehold improvements................................        670          174
                                                           ------       ------
                                                            3,589        2,304
Less--Accumulated depreciation and amortization.......     (1,840)      (1,660)
                                                           ------       ------
                                                           $1,749       $  644
                                                           ======       ======

    Depreciation and amortization of property and equipment totaled approximately $379,000 and $269,000 for the nine month periods ended
December 31, 1999 and 1998 (unaudited), respectively, and approximately $349,000 and $367,000 for the years ended March 31, 1999 and 1998, respectively.

                                 ADAM.COM, INC.

5. PRODUCT AND CONTENT DEVELOPMENT EXPENDITURES

    Product and content development expenditures are summarized as follows (in thousands):

                                                                     (UNAUDITED)
                                                      NINE MONTHS    NINE MONTHS        YEAR ENDED
                                                         ENDED          ENDED            MARCH 31,
                                                      DECEMBER 31,   DECEMBER 31,   -------------------
                                                          1999           1998         1999       1998
                                                      ------------   ------------   --------   --------
Total development expenditures......................     $5,226         $1,495       $2,182     $2,054
Amortization of content acquisition.................        385
Less: Additions to capitalized software
  development.......................................         (4)          (383)        (108)      (542)
                                                         ------         ------       ------     ------
Product development expense.........................     $5,607         $1,112       $2,074     $1,512
                                                         ======         ======       ======     ======

    Intangible assets include purchased intellectual content of $1,705,000 (net of accumulated amortization and capitalized software development). The activity in the capitalized software development account is summarized as follows (in thousands):

                                                                        (UNAUDITED)
                                                         NINE MONTHS    NINE MONTHS        YEAR ENDED
                                                            ENDED          ENDED            MARCH 31,
                                                         DECEMBER 31,   DECEMBER 31,   -------------------
                                                             1999           1998         1999       1998
                                                         ------------   ------------   --------   --------
Balance at beginning of year, net......................      $237           $689         $689       $487
Additions, net of impairment...........................         4            383          108        542
Amortization expense...................................      (119)          (405)        (560)      (340)
                                                             ----           ----         ----       ----
Balance at end of year, net............................      $122           $667         $237       $689
                                                             ====           ====         ====       ====

    Additions, net of impairment, for the year ended March 31, 1999 includes a $316,000 impairment of capitalized software for certain products under development that the Company is no longer supporting.

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

    Accounts payable and accrued expenses consists of the following:

                                                        DECEMBER 31,   MARCH 31,
                                                            1999         1999
                                                        ------------   ---------
Accounts payable......................................     $  714       $  332
Accrued severance costs...............................        293           47
Accrued financing costs...............................        496           --
Accrued compensation and employee benefits............        130          161
Accrued professional fees.............................        534          120
Deferred rent.........................................        123          160
Other accrued expenses................................        587          232
                                                           ------       ------
                                                           $2,877       $1,052
                                                           ======       ======

                                 ADAM.COM, INC.

7. NOTES PAYABLE

    On December 31, 1999, the Company issued notes payable of $500,000 each to a director and officer of the Company and a commercial bank. This debt bears interest at 10% per annum with principal and interest due on December 31, 2000. The term of this debt may be extended for six months to June 30, 2001 at the option of the holders.

    The Company issued 25,000 common stock warrants to each lender in conjunction with the issuance of the notes. The warrants are exercisable at any time at the option of the holders through December 31, 2003 and entitle the holders to purchase an equal number of shares of common stock at $11.11 per share. The Company is required to issue an additional 25,000 warrants to each lender at 80% of the then fair market value of the common stock price if the notes are not repaid by June 30, 2000. The Company estimated the fair value of the warrants issued at the date of issuance using the Black-Scholes pricing model and recorded a debt discount based on the relative fair value of the warrants and the related debt. The discount on the notes payable of $267,000 will be amortized as additional interest expense using the straight-line method over the twelve-month term of the notes.

    On November 15, 1999, the Company entered into a securities purchase agreement whereby the Company agreed to issue up to two senior secured convertible debentures, each with an aggregate principal amount of $6,000,000. The closing and issuance of the convertible debentures can not occur until the effective date of a Registration statement by the Company to register the underlying common stock. Each debenture will be convertible into shares of common stock of the Company at a price equal to the lessor of (1) 130% of the fair value at the time of issuance (2) the closing bid price at the date of conversion, or (3) average of the two lowest closing bid prices for the Company's common stock during the 10 trading days prior to a conversion of the debenture. The Company also may redeem the security for 106% of the remaining principal. As of December 31, 1999, neither of these debentures had been issued. In February 2000, the Company issued commitment shares at the closing of the agreement that have a fair value equal to approximately $780,000. This amount includes shares with a fair value of $180,000 to secure the Company's right to sell the second $6 million debenture. Additional commitment shares with a fair value of $420,000 will be issued at the sale of the second $6 million debenture, if issued.

                                 ADAM.COM, INC.

8. INCOME TAXES

    The provision for income taxes differs from the amount computed by applying the applicable U.S. statutory federal income tax rate of 34 percent to income
(loss) before income taxes as a result of the following (in thousands):

                                                       (UNAUDITED)
                                        NINE MONTHS    NINE MONTHS        YEAR ENDED
                                           ENDED          ENDED            MARCH 31,
                                        DECEMBER 31,   DECEMBER 31,   -------------------
                                            1999           1998         1999       1998
                                        ------------   ------------   --------   --------
Federal tax provision (benefit) on
  income (loss) before income taxes at
  statutory federal income tax rate...    $(3,316)        $(221)       $ (741)     $222
  Change in valuation allowance.......      3,452           654         1,416      (205)
  State taxes, net of federal
    benefit...........................       (369)          (25)         (131)       26
  Research and development credits....       (230)          (58)          (77)      (37)
  Stock compensation charges..........        266            --
  Foreign taxes withheld..............         --            --            --        75
Other.................................        197          (350)         (467)       (6)
                                          -------         -----        ------      ----
                                          $    --         $  --        $   --      $ 75
                                          =======         =====        ======      ====

    The components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                              DECEMBER 31,   MARCH 31,
                                                                  1999         1999
                                                              ------------   ---------
DEFERRED TAX ASSETS
  Accrued expenses and other liabilities....................     $   210      $  209
  Allowance for doubtful accounts...........................          13         126
  Intangible assets.........................................         124          --
  Fixed assets..............................................         100         145
  Research and development credits..........................         531         301
  Net operating loss carryforwards..........................      12,338       9,127
                                                                 -------      ------
                                                                  13,316       9,908
                                                                 -------      ------
Deferred tax liabilities
  Software development costs................................         (46)        (90)
                                                                 -------      ------
                                                                     (46)        (90)
                                                                 -------      ------
Net deferred tax asset before valuation allowance...........      13,270       9,818
Valuation allowance.........................................     (13,270)     (9,818)
                                                                 -------      ------
                                                                 $    --      $   --
                                                                 =======      ======

    At December 31, 1999, the Company had net operating loss and general business credit carryforwards available for tax purposes of approximately $32,470,000 and $531,000, respectively, which will expire in years 2012 through 2019 and 2007 through 2014, respectively. Under the Tax Reform Act of 1986, the amounts of, and the benefit from net operating loss carryforwards may be impaired or limited in certain

                                 ADAM.COM, INC.

8. INCOME TAXES (CONTINUED)
circumstances, including ownership changes (as defined by the Internal Revenue Service). At December 31, 1999 and March 31, 1999, the Company has recorded a valuation allowance equal to its net deferred tax assets as management believes it is more likely than not that the net deferred tax assets will not be realized. Management's estimate of the valuation allowance could be effected in the near term based on taxable income generated in future periods.

9. TREASURY STOCK

    In April 1997, the Company's Board of Directors adopted a stock repurchase program. The program authorized repurchase of the Company's common stock from time to time in open market transactions on the Nasdaq Stock market. During the year ended March 31, 1999, the Company repurchased common stock at various times with an aggregate cost of $766,000. The Company used cash on hand to fund the repurchase program. The repurchased stock is held as treasury stock. There were no repurchases of common stock during the nine month period ended December 31, 1999. However, the Company reissued 349,028 shares of treasury stock to satisfy the exercise of common stock options and other stock issuances during the nine months ended December 31, 1999.

                                 ADAM.COM, INC.

10. COMMON STOCK OPTIONS AND WARRANTS

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

    The Company has reserved 3,000,000 shares of common stock for issuance under the 1992 Option Plan.

    The notes payable issued during 1999 (see Note 7) include 50,000 warrants exercisable into an equal number of shares of common stock for $11.11 per share. These warrants are exercisable beginning on December 31, 1999 and expire four years thereafter. No warrants were exercised prior to December 31, 1999.

    Additionally, as of December 31, 1999, there are 75,875 warrants outstanding with an exercise price of $8.00 per share related to various debt and equity financings of the Company which occurred prior to March 31, 1998. The warrants are fully vested and exercisable, and they expire in fiscal 2000. (See
Note 13).

    The Company has adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation ("SFAS 123")". Had compensation cost for the Company's stock option grants been determined based on the fair value at the grant date for awards in the nine month period ended December 31, 1999 and the years ended March 31, 1999 and 1998 consistent with the provisions of SFAS 123, the Company's net income (loss) and net income (loss) per share would have been changed to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                              NINE MONTHS        YEAR ENDED
                                                                 ENDED            MARCH 31,
                                                              DECEMBER 31,   -------------------
                                                                  1999         1999       1998
                                                              ------------   --------   --------
Net income (loss)
        As reported.........................................    $ (9,579)    $(2,180)     $578
        Pro forma...........................................     (10,116)     (2,560)      380
Basic and diluted net income (loss) per share
        As reported.........................................    $  (2.04)    $ (0.48)     $.12
        Pro forma...........................................       (2.15)      (0.57)      .07

    The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the nine month period ended December 31, 1999 and the fiscal years ended March 31, 1999 and March 31, 1998, respectively: Dividend yield of 0% for all years; expected volatility of 81%, 70% and 56%, respectively; average risk-free interest rates of 5.74%, 4.94% and 6.01%, respectively; and an expected life of 3.5 for the period ended December 31, 1999 and the years ended March 31, 1999 and 1998 with the exception of options granted during the period ended December 31, 1999 and the year ended March 31, 1999 with one-year vesting periods, which have an expected life of two years.

                                 ADAM.COM, INC.

10. COMMON STOCK OPTIONS AND WARRANTS (CONTINUED)
    The following table summarizes stock option activity for the nine month period ended December 31, 1999 and the years ended March 31, 1999 and March 31, 1998:

                                                                                     WEIGHTED   WEIGHTED
                                                                                     AVERAGE    AVERAGE
                                                                  EXERCISE PRICE     EXERCISE     FAIR
                                                     SHARES         PER SHARE         PRICE      VALUE
                                                    ---------   ------------------   --------   --------
Outstanding at March 31, 1997.....................    653,027   $       2.25-12.00    $6.06
  Granted.........................................    515,600           2.00-10.00     4.96      $0.95
  Exercised.......................................         --                   --       --
  Canceled or expired.............................   (214,893)          2.00-11.11     5.10
                                                    ---------
Outstanding at March 31, 1998.....................    953,734           2.00-12.00     5.73
  Granted.........................................    706,000            2.75-5.25     4.15       2.02
  Exercised.......................................    (11,100)           2.00-2.38     2.04
  Canceled or expired.............................   (550,434)          2.00-11.11     5.60
                                                    ---------
Outstanding at March 31, 1999.....................  1,098,200           2.00-12.00     5.37
  Granted.........................................    701,750           7.94-21.00    12.13       6.65
  Exercised.......................................   (222,101)           2.00-8.00     4.65
  Canceled or expired.............................   (196,527)         13.00-20.63    15.25
                                                    ---------
Outstanding at December 31, 1999..................  1,381,322           2.00-21.00     6.81
                                                    =========
  Options exercisable at December 31, 1999........    266,892
                                                    =========

    The following table summarizes additional information about stock options outstanding at December 31, 1999:

                                                   OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                                         ---------------------------------------   -------------------------
                                                           WEIGHTED
                                             NUMBER         AVERAGE     WEIGHTED       NUMBER       WEIGHTED
                                         OUTSTANDING AT    REMAINING    AVERAGE    EXERCISABLE AT   AVERAGE
               RANGE OF                   DECEMBER 31,    CONTRACTUAL   EXERCISE    DECEMBER 31,    EXERCISE
            EXERCISE PRICE                    1999           LIFE        PRICE          1999         PRICE
--------------------------------------   --------------   -----------   --------   --------------   --------
$2.00 to 2.94.........................       174,204          6.35       $2.25         117,852       $2.23
$3.25 to 4.75.........................       115,668          7.59        3.59          38,523        3.60
$5.00 to 5.25.........................       517,444          8.00        5.22          59,139        5.04
$7.00 to 12.00........................       415,034          7.49        8.51          49,156        7.74
$12.00 to 21.00.......................       158,972          9.47       14.91           2,222       20.63
                                           ---------                                   -------
                                           1,381,322          7.77       $6.81         266,892       $4.22
                                           =========                                   =======

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

                                 ADAM.COM, INC.

10. COMMON STOCK OPTIONS AND WARRANTS (CONTINUED)
    In January 1999, the Company provided employee holders of options with exercise prices from $3.50 and higher the opportunity to cancel such options in exchange for an equal number of options with a vesting period of one year at the then current market price of $5.25. As a result of this election, 423,400 options were canceled and reissued in January 1999. The new option exercise price equals the market price on the date of the repricing and, correspondingly, compensation expense was not recognized. The vesting period of these options is one year.

11. CONSOLIDATED SUBSIDIARY

    ThePort.com, a software development company, began its operations in May 1999. The Company and its CEO and chairman as of December 31, 1999 are the only outside investors. The Company acquired a preferred stock interest in ThePort.com, for $250,000 in cash representing a 40% voting interest, and the Company's CEO and chairman invested $125,000 to acquire common stock representing a 20% voting interest. During November 1999, the Company's CEO and chairman invested an additional $50,000 decreasing the Company's direct interest to 37%. The results of this entity have been consolidated due to the combined voting interest of the Company and its CEO and chairman as well as common management and the Board of Director position. The loss from operations of ThePort.com for the nine-month period ended December 31, 1999 of $208,000, net of the minority interest, is included in the consolidated financial statements of the Company.

12. EMPLOYEE BENEFIT PLAN

    The Company sponsors a defined contribution plan that provides all permanent employees of the Company an opportunity to accumulate funds for their retirement. In January 1999, the Company began to match the contributions of participating employees to the extent of 50% of the first 6% contributed by the participant. Company matching contributions to the plan were approximately $70,000 and $17,000 for the nine month period ended December 31, 1999 and the year ended March 31, 1999, respectively.

13. RELATED PARTY TRANSACTIONS

    During December 1999, the Company issued a note payable in the amount of $500,000 to an officer and director of the Company. This note bears interest at 10%, payable upon the maturity date. This note payable included 25,000 warrants exercisable into an equal number of shares of common stock for $11.11 per share (see Note 7). This note is scheduled to mature on December 31, 2000, however, the term may be extended to June 30, 2001, at the option of the holder.

    During the periods ended December 31, 1999 and 1998 (unaudited) and the years ended March 31, 1999 and 1998, the Company sold approximately $6,000, $334,000, $353,000 and $17,000, respectively, of product to Addison Wesley Longman, Inc., a shareholder in the Company. During the periods ended
December 31, 1999 and 1998 (unaudited) and the years ended March 31, 1999 and 1998, the Company sold approximately $6,000, $0, $0 and $42,000, respectively, of product to Benjamin/ Cummings (BC), a subsidiary of a shareholder of the Company. The Company earned royalty revenues of approximately $218,000, $200,000, $248,000 and $217,000 related to BC during the periods ended December 31, 1999 and 1998 (unaudited) and the years ended March 31, 1999 and 1998, respectively. Additionally, the Company purchased approximately $10,000, $3,000, $6,000 and $43,000 of product from BC during the periods ended December 31, 1999 and 1998 (unaudited) and the years ended March 31, 1999 and 1998,

                                 ADAM.COM, INC.

13. RELATED PARTY TRANSACTIONS (CONTINUED) respectively, and paid royalty expenses to BC of approximately $164,000, $157,000, $217,000 and $215,000, respectively.

    As of December 31, 1999, there are 24,000 warrants that remain outstanding which were issued in connection with various debt and equity financings (see
Note 10). Such warrants are held by an officer and shareholder of the Company. The Company received approximately $356,000 during the nine-month period ended December 31, 1999 from the exercise of 44,438 warrants issued in connection with these financing transactions.

14. COMMITMENTS AND CONTINGENCIES

    The Company leases office space and equipment under noncancelable lease agreements expiring on various dates through 2002. In February 1999, the Company entered into a noncancelable agreement to sublease a portion of its office space. At December 31, 1999, future minimum rentals, net of sublease rental income, for noncancelable leases with terms in excess of one year were as follows (in thousands):

                                                   MINIMUM    SUBLEASE     NET
                   YEAR ENDING                      ANNUAL     ANNUAL    MINIMUM
                  DECEMBER 31,                     RENTALS    RENTALS    RENTALS
                  ------------                     --------   --------   --------
2000.............................................   $  963     $ (70)     $  893
2001.............................................      932       (70)        862
2002.............................................      656       (35)        621
2003.............................................      390        --         390
2004.............................................      367        --         367
Thereafter                                           1,770        --       1,770
                                                    ------     -----      ------
                                                    $5,078     $(175)     $4,903
                                                    ======     =====      ======

    Rent expense for the nine-month periods ended December 31, 1999 and 1998 (unaudited) was $473,000 and $285,000, respectively, and $403,000 and $417,000 for the years ended March 31, 1999 and 1998, respectively.

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

    The Company is subject to legal proceedings and claims which have arisen in the ordinary course of its business. Management believes, based upon the advice of counsel, that ultimate resolution of these matters will not have a material adverse effect on the financial statements taken as a whole.

15. SEGMENT INFORMATION

    During June 1997, the Financial Accounting Standards Board issued Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" (FAS 131). The

                                 ADAM.COM, INC.

15. SEGMENT INFORMATION (CONTINUED)
statement requires detailed disclosures surrounding operating segments and certain enterprise-wide disclosures. Management believes that it has only a single operating segment that is focused on the development and distribution of anatomy/medical content. The enterprise-wide disclosures required by FAS 131 are presented in the tables below (in thousands):

                                                                     (UNAUDITED)
                                                      NINE MONTHS    NINE MONTHS        YEAR ENDED
                                                         ENDED          ENDED            MARCH 31,
                                                      DECEMBER 31,   DECEMBER 31,   -------------------
REVENUES BY MARKET                                        1999           1998         1999       1998
------------------                                    ------------   ------------   --------   --------
Education...........................................     $2,053         $3,474       $4,068     $5,357
Consumer............................................        146            227          289        652
Professional........................................        132            423          695        821
Internet............................................        732             --           --         --
Other...............................................         80            140          190         58
                                                         ------         ------       ------     ------
                                                         $3,144         $4,264       $5,242     $6,888
                                                         ======         ======       ======     ======

    The Company exports its products through agreements with international and domestic distributors which grant territorial rights. During the nine-month periods ended December 31, 1999 and 1998 (unaudited) and the years ended
March 31, 1999 and 1998, the Company had net revenue from international sales of approximately $222,000, $305,000, $355,000 and $1,643,000, respectively. A summary of revenues based on geographic location of the customer is as follows (in thousands):

                                                                     (UNAUDITED)
                                                      NINE MONTHS    NINE MONTHS        YEAR ENDED
                                                         ENDED          ENDED            MARCH 31,
                                                      DECEMBER 31,   DECEMBER 31,   -------------------
                                                          1999           1998         1999       1998
                                                      ------------   ------------   --------   --------
United States.......................................     $2,922         $3,959       $4,887     $5,245
Europe..............................................        105            129          150        371
Pacific Rim and Asia................................         36             40           56      1,003
Other...............................................         81            136          148        269
                                                         ------         ------       ------     ------
                                                         $3,144         $4,264       $5,242     $6,888
                                                         ======         ======       ======     ======

    For the nine-month period ended December 31, 1999 and 1998 (unaudited), the Company had sales to a single customer which totalled 17% and 11.5% of net revenues, respectively.

    For the year ended March 31, 1999, two customers accounted for approximately 11.5% and 11.1% of net sales. For the year ended March 31, 1998, the Company had sales to a single customer which totalled 10.9% of net revenues.

16. RESTRUCTURING CHARGES

    During the last quarter of the period ended December 31, 1999, the Company terminated three key executives which resulted in a pre-tax charge to compensation totaling approximately $1 million. Approximately $690,000 of this charge related to compensation expense associated with the modification of the employees' stock options. As of December 31, 1999, the Company has approximately $300,000 of other accrued severance costs.

                                 ADAM.COM, INC.

16. RESTRUCTURING CHARGES (CONTINUED)
    During the fourth quarter of the year ended March 31, 1999, the Company implemented a plan to release substantially all of its direct sales force. This restructuring plan resulted in a pre-tax charge of approximately $47,000 relating to the severance costs for the employees terminated. During
April 1999, additional employees were terminated with a severance cost of approximately $35,000.

17. SUBSEQUENT EVENTS

    In January 2000, the Company substantially reduced its workforce in San Francisco. On February 24, 2000, the Company canceled the lease associated with the San Francisco location for no penalty and arranged for the sale of the related leasehold improvements and certain furniture and fixtures to a new tenant.

    As of March 30, 2000, the Company has issued 353,600 shares of its common stock at an average price of $11.55 to satisfy the conversion obligation and in exchange for $4,083,000 pursuant to the convertible debentures described in
Note 7.