Form 10-K/A
period 1999-12-31
ADAM COM INC /DE/
filed 2000-05-01
CIK 863650

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------


                                  FORM 10-K/A



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


NONE.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS


                                                                           PAGE
                                                                         --------
                                     PART I

Item 1.   Business....................................................       1

Item 2.   Properties..................................................      13

Item 3.   Legal Proceedings...........................................      13

Item 4.   Submission of Matters to a Vote of Security Holders.........      13

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related
           Stockholder Matters........................................      14

Item 6.   Selected Financial Data.....................................      16

Item 7.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations..................................      17

Item 7A.  Quantitative and Qualitative Disclosures About Market
           Risk.......................................................      24

Item 8.   Financial Statements and Supplementary Data.................      24

Item 9.   Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure...................................      24

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant..........      25

Item 11.  Executive Compensation......................................      27

Item 12.  Security Ownership of Certain Beneficial Owners and
           Management.................................................      30

Item 13.  Certain Relationships and Related Transactions..............      31

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
           8-K........................................................      32

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

    None.

                                   PART III.


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT



NAME                                     AGE                             POSITION
----                                   --------   -------------------------------------------------------
Robert S. Cramer, Jr.................     39      Chairman of the Board, Chief Executive Officer and
                                                  Director

Michael S. Fisher....................     37      Corporate Secretary and Vice President of Finance and
                                                  Administration

Neal Alen............................     41      Vice President of Sales

Kevin S. Noland......................     38      Vice President of Marketing and Corporate
                                                  Communications

Cynthia L. Logan.....................     41      Vice President of Operations

Linda B. Davis.......................     56      Director

Daniel S. Howe.......................     38      Director

John W. McClaugherty.................     39      Director

Francis J. Tedesco...................     55      Director



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



    MICHAEL S. FISHER. Mr. Fisher joined adam.com in September 1993 as Controller, became Vice President of Finance and Administration in
February 1997 and was appointed Corporate Secretary in March 1997. From
June 1990 through August 1993 he served as Controller for Morgan Medical Holdings, Inc., a publicly held medical diagnostic services firm, and was responsible for all financial functions. Previously thereto, he served two years as an accountant with BDO/Seidman. Mr. Fisher is a CPA licensed in the state of New York.



    NEAL ALEN. Mr. Alen has been Vice President of Sales for adam.com since January 2000. Prior to that time he served as adam.com's Vice President, CD ROM unit from January 1999 to December 1999 and as adam.com's Director of Sales from April 1996 to December 1999. From December 1994 to December 1996 Mr. Alen was Director of Sales and Marketing at Edutech, Inc., a reseller of education products based in Monterey, California.



    KEVIN S. NOLAND. Mr. Noland joined adam.com in November 1994 and currently serves as Vice President of Marketing and Corporate Communications. From September 1996 to April 1999 Mr. Noland was adam.com's Director of Marketing, and from November 1994 to September 1996 he served as adam.com's Product Manager.



    CYNTHIA L. LOGAN. Ms. Logan joined adam.com in January 1999 as Manager--NIST Advanced Technology Project, and since October 1999, she has served as adam.com's Vice President of Operations. From January 1995 to
December 1998, Ms. Logan worked at AT&T, a global telecommunications company, as a consultant on telemedicine and internet health management issues.



    LINDA B. DAVIS.  Ms. Davis has been a director of adam.com since
September 1998. Ms. Davis is the General Manager of the Science and Nursing Division of Addison Wesley Longman, Inc., a position she has held since September 1997. She joined Addison Wesley in 1990 as Vice President of Product Development and was subsequently promoted to Vice President and Editorial Director of the Math, Physics and Statistics Division. Previously, Ms. Davis was Vice President and Director of Development at W.H.
Freeman/Scientific American Books from 1986 to 1990.



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



    FRANCIS J. TEDESCO.  Dr. Tedesco has been a director of adam.com since
July 1996. He has served as Chief Executive Officer of Health Sciences University and as President of the Medical College of Georgia ("MCG") since 1988, and has been a Professor of Medicine at MCG since 1981. He also is a consultant to Dwight David Eisenhower Medical Center--Fort Gordon, Georgia; Veterans Administration Medical Center--Augusta, Georgia and Walter Reed Army Medical Center--Washington, D.C. Prior to coming to MCG in 1978, Dr. Tedesco held academic appointments beginning in 1971 at the Hospital of the University of Pennsylvania; Washington University School of Medicine, St. Louis, Missouri; and University of Miami School of Medicine. Dr. Tedesco currently serves on the Board of Directors and is Vice President of the Georgia Division of the American Cancer Society, and he is a director of URO Health, a medical products manufacturer.



ELECTION TO THE BOARD



    Under our Articles of Incorporation, directors are elected to the Board for three-year terms, and one-third of the Board members stand for election each year. Currently, the terms of Messrs. Howe, Tedesco and Ms. Davis are scheduled to expire at the annual meeting of shareholders in 2000, and the terms of Messrs. Cramer and McClaugherty are scheduled to expire at the annual meeting of shareholders in 2002.



MEETINGS OF THE BOARD OF DIRECTORS



    During the nine months ended December 31, 1999, the Board held six meetings. Each director that served during the nine months ended December 31, 1999 attended at least 75% of all Board meetings and the aggregate number of meetings held by all committees on which the individual director served in the nine months ended December 31, 1999.



COMMITTEES OF THE BOARD OF DIRECTORS



    The Board has standing Audit, Stock Repurchase and Compensation/Stock Option Committees that assist it in discharging its responsibilities. These committees, their members and functions are discussed below.



    The Audit Committee, which held one meeting during the nine months ended December 31, 1999, is responsible for recommending independent accountants, reviewing with the accountants the scope and results of the audit engagement, and consulting with independent accountants and management with regard to adam.com's accounting methods and control procedures. The Audit Committee is composed of Messrs. McClaugherty and Howe (Chairman).

    The Stock Repurchase Committee, which held no meetings during the nine months ended December 31, 1999, is responsible for adam.com's repurchase of its own shares pursuant to the Stock Repurchase Program. The Stock Repurchase Committee is composed of Messrs. Cramer (Chairman) and Howe.



    The Compensation/Stock Option Committee, which held 1 meeting during the nine months ended December 31, 1999, is responsible for reviewing recommendations from the Chairman of the Board of Directors with regard to the compensation of officers of adam.com and reporting to the Board of Directors its recommendations with regard to such compensation and is responsible for operating and administering adam.com's 1991 Employee Stock Option Plan and its Amended and Restated 1992 Stock Option Plan. The Compensation/Stock Option Committee is composed of Mr. Howe and Dr. Tedesco (Chairman).



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



ITEM 11. EXECUTIVE COMPENSATION



SUMMARY COMPENSATION TABLE



    The table below sets forth certain information relating to the compensation earned during the nine-month transition period ended December 31, 1999 and the fiscal years ended March 31, 1999 and March 31, 1998, by our Chief Executive Officer and each of the other highest paid executive officers whose total annual salary and bonus exceeded $100,000 during the nine months ended December 31, 1999 (collectively, the "Named Executive Officers").



                                                               LONG-TERM
                                                          ANNUAL COMPENSATION
                                                   ---------------------------------
                                                                          SECURITIES            ALL
                                                                          UNDERLYING           OTHER
NAME AND PRINCIPAL POSITIONS           PERIOD(1)   SALARY($)   BONUS($)   OPTIONS(#)      COMPENSATION($)
----------------------------           ---------   ---------   --------   ----------      ---------------
Robert S. Cramer, Jr.................    TP99       140,082        --        40,000             1,906(2)
  Chief Executive Officer                FY99       164,000        --       225,000(3)          1,906(2)
                                         FY98       155,000        --       120,000(4)          2,111(2)

Gregory M. Swayne....................    TP99       130,272        --        30,000           203,414(5)
  Vice Chairman                          FY99       159,000        --       220,000(2)          2,039(2)
                                         FY98       155,000        --       120,000(3)          2,257(2)

Neal Alen............................    TP99       155,577        --        12,000                --
  Vice President of Sales                FY99       124,717        --        12,000                --
                                         FY98       127,455        --        25,500                --


------------------------


(1) "TP99" represents the nine-month period ending December 31, 1999. "FY99" represents the twelve-month period ending March 31, 1999. "FY98" represents the twelve-month period ending March 31, 1998.



(2) Represents life insurance premiums paid on behalf of such executive officers.



(3) Includes 195,000 shares subject to previously-granted options repriced and reissued on January 14, 1999.



(4) Options to purchase these shares were repriced and reissued on January 14, 1999.

(5) Includes $201,375 the Company accrued under the terms of his termination agreement dated December 31, 1999 (described below) and $2,039 in life insurance premiums paid on behalf of Mr. Swayne.



OPTION GRANTS IN LAST FISCAL YEAR



    The following table provides information regarding stock options granted to the Named Executive Officers during the nine months ended December 31, 1999.



                                                                                       POTENTIAL REALIZABLE
                                                                                             VALUE AT
                                                                                       ASSUMED ANNUAL RATES
                                                 INDIVIDUAL GRANTS                              OF
                               -----------------------------------------------------        STOCK PRICE
                               NUMBER OF     % OF TOTAL                                  APPRECIATION FOR
                               SECURITIES     OPTIONS                                     OPTION TERM (1)
                               UNDERLYING    GRANTED TO    EXERCISE OR                 ---------------------
                                OPTIONS     EMPLOYEES IN    BASE PRICE    EXPIRATION
NAME                           GRANTED(#)   FISCAL YEAR    ($/SHARE)(1)      DATE        5%($)      10%($)
----                           ----------   ------------   ------------   ----------   ---------   ---------
Robert S. Cramer, Jr.........    40,000          5.9%         $7.94        04/11/09    $517,200    $823,600
Gregory M. Swayne............    30,000          4.4           7.94        04/11/09     387,900     617,700
Neal Alen....................    12,000          1.8           7.94        04/11/09     155,160     247,080


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



AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUE
  TABLE



    The following table shows the number and value of exercisable and unexercisable options held by adam.com's Named Executive Officers as of the end of the nine months ended December 31, 1999. No stock appreciation rights were outstanding during the nine months ended December 31, 1999.



                                        NUMBER OF UNEXERCISED OPTIONS    VALUE OF UNEXERCISED IN-THE MONEY
                                           AT FISCAL YEAR-END (#)       OPTIONS/SARS AT FISCAL YEAR-END ($)
NAME                                      EXERCISABLE/UNEXERCISABLE        EXERCISABLE/UNEXERCISABLE(2)
----                                    -----------------------------   -----------------------------------
Robert S. Cramer, Jr. (1).............      36,500/290,600                  $275,125/1,856,100
Gregory M. Swayne.....................       666/249,001                      5,162/1,809,480
Neal Alen.............................      17,998/46,500                     185,959/221,597


------------------------


(1) Does not include warrants to purchase 48,375 shares of common stock issued in connection with the Subordinated Bridge Notes.



(2) The closing price of our common stock on December 31, 1999 was $12.75.



    We have not awarded stock appreciation rights to any employee, we have no long-term incentive plans, as that term is defined in SEC regulations, and we have no defined benefit or actuarial plans covering any of our employees.



COMPENSATION OF DIRECTORS



    To date, directors have not received cash compensation for their services as directors of adam.com. On April 12, 1999, each non-employee director of adam.com was awarded an option to purchase 3,000 shares of adam.com common stock. Such options have a term of five years from the date of grant and vest one year from the date of grant. Each option has an exercise price of $7.94 per share.

EMPLOYMENT AGREEMENTS



    We have entered into an employment agreement with Mr. Cramer that agreement is currently scheduled to expire on December 31, 2001 (the "Expiration Date") and is automatically renewable for successive one-year periods unless written notice of non-renewal is given by either party. This agreement also may be terminated by us with or without cause or upon the employee's death or inability to perform his duties on account of a disability for a period of twelve consecutive months or by the employee. If the agreement is terminated prior to the Expiration Date for any reason, except by the employee, by us for cause or upon the employee's death or disability, we must continue to pay the employee's base salary and bonus either (1) for the period from the date of termination through the Expiration Date if the agreement is terminated prior to the first anniversary thereof or (2) for the two year period following the date of termination if the agreement is terminated after the first anniversary thereof. If the agreement is terminated because of the death or disability of the employee, we must pay the employee or his beneficiaries his base salary and bonus for a period of one year following the date of termination; provided, however, that, in the case of termination for disability, we may elect, in lieu of making such payments, to provide the employee with disability insurance coverage. The agreement provides for a minimum base salary of $120,000 for each of and for annual discretionary bonuses. The agreement also contains a two year noncompetition, customer and employee nonsolicitation and confidentiality provision. In addition, we have executed Employee Confidentiality, Nondisclosure and Noncompetition Agreements with all of our employees.



    We have entered into a Termination of Employment Agreement with Mr. Swayne on December 31, 1999. Under the terms of the agreement Mr. Swayne resigned as an officer and employee of the Company and accepted the termination of his previous Employment Agreement dated December 19, 1994 in exchange for $201,375 to be paid out over the thirteen and one half months from December 31, 1999. Mr. Swayne will, at the request of the Chief Executive Officer, also provide up to thirty hours of consulting services for the Company each month. Stock options previously granted to Mr. Swayne will continue to vest pursuant to their terms through April 22, 2000, at which time all further unvested stock options will terminate. At the end of the term of the agreement, the parties have agreed to a mutual release of all claims against each other.



COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION



    During the nine months ended December 31, 1999 our Compensation Committee consisted of Dr. Tedesco and Mr. Howe. During the nine months ended
December 31, 1999 , we did not engage in any transactions with the members of the Compensation Committee. No member of the Compensation Committee was an officer or employee of adam.com or any of our subsidiaries during the nine months ended December 31, 1999 or any time prior thereto.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS OF MANAGEMENT



    The following table sets forth the beneficial ownership of shares of common stock as of April 26, 2000 for (1) directors of adam.com, (2) the Named Executive Officers, (3) the directors and executive officers of adam.com as a group and (4) each shareholder of adam.com holding more than a 5% interest in adam.com. Unless otherwise indicated in the footnotes, all of such interests are owned directly, and the indicated person or entity has sole voting and disposition power. The number of shares represents (a) the number of shares of common stock the person beneficially owns plus (b) the number of shares issuable upon exercise of currently exercisable options and warrants.



                                                               NUMBER OF SHARES
NAME AND ADDRESS OF BENEFICIAL OWNER(1)                       BENEFICIALLY OWNED   PERCENT OF CLASS(2)
---------------------------------------                       ------------------   -------------------
Robert S. Cramer(3).........................................          825,465             14.6%
Gregory M. Swayne(4)........................................          192,520              3.6
Neal Alen(5)................................................           21,998                *
Linda B. Davis..............................................               --               --
Daniel S. Howe(6)...........................................           30,333                *
John W. McLaugherty(7)......................................            6,202                *
Francis J. Tedesco, M.D.....................................               --               --
Addison-Wesley Longman......................................          700,000             13.0
All executive officers and directors as a group
  (7 persons)(8)............................................        1,076,518             18.1%


------------------------


*   Less than 1%.



(1) Unless otherwise indicated, the addresses of the persons listed is c/o adam.com, 1600 River Edge Parkway, Suite 800, Atlanta, Georgia 30328.



(2) Assumes 5,400,581 shares outstanding, excluding shares held in treasury by adam.com. Except as indicated in the footnotes set forth below, the persons named in the table, to adam.com's knowledge, have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The number of shares shown as owned by, and the voting power of, individual shareholders include shares which are not currently outstanding but which such shareholders are entitled to acquire or will be entitled to acquire within 60 days. Such shares are deemed to be outstanding for the purpose of computing the percentage of outstanding common stock owned by the particular shareholder, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.



(3) Includes 243,833 shares issuable upon exercise of outstanding options and 23,375 shares issuable upon exercise of outstanding warrants.



(4) Includes 212,333 shares issuable upon exercise of outstanding options.



(5) Represents shares issuable upon exercise of outstanding options.



(6) Represents 12,333 shares issuable upon exercise of outstanding options.



(7) Includes 6,000 shares issuable upon exercise of outstanding options.



(8) Includes 496,464 shares issuable upon exercise of outstanding options and 23,375 shares issuable upon exercise of outstanding warrants.

ITEM 13. CERTAIN TRANSACTIONS



    During December 1999, adam.com issued a note payable in the amount of $500,000 to Robert S. Cramer, Chief Executive Officer and Chairman of the Board of adam.com. This note bears interest at 10%, payable upon the maturity date. This note payable included 25,000 warrants exercisable into an equal number of shares of common stock at an exercise price of $11.11 per share. This note is scheduled to mature on December 31, 2000, however, the term may be extended to June 30, 2001, at the option of the holder.



    During the nine month period ended December 31, 1999, adam.com sold approximately $6,000 of product to Addison Wesley Longman, a shareholder in adam.com. During the period ended December 31, 1999, adam.com sold approximately $6,000 of product to Benjamin/Cummings (BC), a subsidiary of a shareholder of adam.com. adam.com earned royalty revenues of approximately $218,000 related to BC during the period ended December 31, 1999. Additionally, adam.com purchased approximately $10,000 of product from BC during the period ended December 31, 1999 and paid royalty expenses to BC of approximately $164,000. Linda B. Davis, a director of adam.com, is the General Manager of the Science and Nursing division of Addison Wesley.



    As of December 31, 1999, there are 23,375 warrants that remain outstanding which were issued in connection with various debt and equity financings. Such warrants are held by Robert S. Cramer. adam.com received approximately $356,000 during the nine-month period ended December 31, 1999 from the exercise of 44,438 warrants issued in connection with these financing transactions.



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


       EXHIBIT
         NO.                                    DESCRIPTION
---------------------   ------------------------------------------------------------
 3.1(a)                 Articles of Restatement of the Articles of Incorporation of
                        A.D.A.M. Software, Inc.
 3.2(a)                 Amendment to the Articles of Incorporation of A.D.A.M.
                        Software, Inc. filed September 30, 1999
 3.2(b)                 Amended and Restated By-Laws of the Company.
 4.1                    Amended and Restated Articles of Incorporation of the
                        Company (incorporated by reference to Exhibit 3.1).
 4.2                    Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2).
 4.3(b)                 Specimen Common Stock Certificate
 4.4(b)                 Form of Option Certificate relating to the Company's 1992
                        Stock Option Plan
 4.5(b)                 Form of Warrants to Purchase shares of Common Stock, dated
                        April through November 1994
 4.6(c)                 Form of Debenture to be issued to Fusion Capital Fund I, LLC
 4.7*                   Form of Warrant to be issued to Union Street Partners, L.P and Robert S. Cramer, Jr.
10.1(b)                 Amended and Restated 1992 Stock Option Plan
10.2(b)                 401(k) Adoption Agreement and Trust.
10.3(b)                 Employment Agreement between the Company and Robert S.
                        Cramer, Jr., dated December 21, 1994.

       EXHIBIT
         NO.                                    DESCRIPTION
---------------------   ------------------------------------------------------------
10.4(b)                 Employment Agreement between the Company and Gregory M.
                        Swayne, dated December 19, 1994.
10.5(b)                 Publishing Agreement by and between Williams & Wilkins and the Company, dated February 22, 1994
10.6(b)(d)              Software Reseller Agreement among the Company, Addison
                        Wesley Longman, through its Addison Wesley/Benjamin Cummings
                        Group Sales Force Division, Benjamin/Cummings, and Addison
                        Wesley Publishers Ltd., dated as of August 4, 1994.
10.7(b)(d)              Software Reseller Agreement among the Company and Addison
                        Wesley Longman, through its Addison Wesley School Division, dated as of February 9, 1995.
10.8(e)                 Localization Agreement between ZEMI Corp. and the Company
                        dated June 7, 1996.
10.9(f)                 Asset Purchase and Sale agreement between Mosby, Inc. and
                        the Company dated October 16, 1998.
10.10(f)                Copyright License Agreement between Kainos Laboratories,
                        Inc. and the Company, dated December 29, 1997
10.11(f)                License Agreement between CNN Newsource, Inc. and the
                        Company dated January 15, 1998.
10.12(c)                Securities Purchase Agreement dated as of November 15, 1999, between the Company and Fusion Capital Fund, LLC
10.13*                  Bridge Note and Warrant Purchase Agreement between Union
                        Street Partners, L.P and Robert S. Cramer, Jr. and the
                        Company dated December 31, 1999
10.14*                  Registration Rights Agreement between Union Street Partners,
                        L.P and Robert S. Cramer, Jr. and the Company dated
                        December 31, 1999
23.1                    Consent of PricewaterhouseCoopers LLP
27.1*                   Financial Data Schedule--December 31, 1999 (for SEC use
                        only)


------------------------


       *   Previously filed


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


Date: April 28, 2000                                   ADAM.COM, INC.
                                                       (Registrant)

                                                       By:          /s/ ROBERT S. CRAMER, JR.
                                                            -----------------------------------------
                                                                      Robert S. Cramer, Jr.
                                                                      CHAIRMAN OF THE BOARD,
                                                             CO-FOUNDER, CHIEF EXECUTIVE OFFICER, AND
                                                                             DIRECTOR



    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Registrant and in the capacities indicated, on April   , 2000.



                      SIGNATURE                                                TITLE
                      ---------                                                -----
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

     -------------------------------------------            Director
                     Linda Davis

                /S/ DANIEL S. HOWE  *
     -------------------------------------------            Director
                   Daniel S. Howe

             /S/ JOHN W. MCCLAUGHERTY  *
     -------------------------------------------            Director
                John W. McClaugherty

                      SIGNATURE                                                TITLE
                      ---------                                                -----
     -------------------------------------------            Director
              Francis J. Tedesco, M.D.


*By:                /s/ ROBERT S. CRAMER, JR.
             --------------------------------------
                      Robert S. Cramer, Jr.
                        ATTORNEY-IN-FACT

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of adam.com, Inc.


    In our opinion, the accompanying consolidated financial statements listed in the index appearing under item 14(a)(1) on page 32 present fairly, in all material respects, the financial position of adam.com, Inc. and its subsidiary at December 31, 1999 and March 31, 1999, and the results of their operations and their cash flows for the nine months ended December 31, 1999, and the years ended March 31, 1999 and 1998, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index under item 14(a)(2) on page 32 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP
Atlanta, Georgia
February 28, 2000, except as to the
second paragraph of Note 17 which is
as of
March 30, 2000

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

                                                                     SCHEDULE II

                                 ADAM.COM, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNT

                  FOR THE NINE MONTHS ENDED DECEMBER 31, 1999

                                                       BALANCE AT   CHARGED TO   ACCOUNTS   BALANCE AT
                                                       BEGINNING    COSTS AND    WRITTEN      END OF
                                                       OF PERIOD     EXPENSES      OFF        PERIOD
                     DESCRIPTION                       ----------   ----------   --------   ----------
                                                                   (THOUSANDS OF DOLLARS)
Allowance for Doubtful Accounts......................    $  330       $   23      $(319)      $    34
                                                         ======       ======      =====       =======
Valuation allowance for deferred taxes...............    $9,818       $3,452      $  --       $13,270
                                                         ======       ======      =====       =======

                   FOR THE TWELVE MONTHS ENDED MARCH 31, 1999

                                                       BALANCE AT   CHARGED TO   ACCOUNTS   BALANCE AT
                                                       BEGINNING    COSTS AND    WRITTEN      END OF
                                                       OF PERIOD     EXPENSES      OFF        PERIOD
                     DESCRIPTION                       ----------   ----------   --------   ----------
                                                                   (THOUSANDS OF DOLLARS)
Allowance for Doubtful Accounts......................    $   45       $  294      $  (9)      $   330
                                                         ======       ======      =====       =======
Valuation allowance for deferred taxes...............    $$8,402      $1,416      $  --       $ 9,818
                                                         ======       ======      =====       =======

                   FOR THE TWELVE MONTHS ENDED MARCH 31, 1998

                                                       BALANCE AT   CHARGED TO   ACCOUNTS   BALANCE AT
                                                       BEGINNING    COSTS AND    WRITTEN      END OF
                                                       OF PERIOD     EXPENSES      OFF        PERIOD
                     DESCRIPTION                       ----------   ----------   --------   ----------
                                                                   (THOUSANDS OF DOLLARS)
Allowance for Doubtful Accounts......................    $   90       $  (40)     $  (5)      $    45
                                                         ======       ======      =====       =======
Valuation allowance for deferred taxes...............    $7,699       $  703      $  --       $ 8,402
                                                         ======       ======      =====       =======