Form 10-Q
period 2000-03-31
ADAM COM INC /DE/
filed 2000-05-15
CIK 863650

                   ------------------------------------------
                   ------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                                    FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2000

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ______

                         COMMISSION FILE NUMBER: 0-26962


                                 ADAM.COM, INC.
                  ---------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   GEORGIA                          58-1878070
    -------------------------------------- ---------------------------------
        (STATE OR OTHER JURISDICTION OF (IRS EMPLOYER IDENTIFICATION NO.)
         INCORPORATION OR ORGANIZATION)

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

As of May 12, 2000 there were 5,414,627 shares of the Registrant's Common Stock, par value $.01 per share, outstanding (excluding shares held in treasury by the Registrant).

                   ------------------------------------------
                   ------------------------------------------

                                 ADAM.COM, INC.

                                      INDEX



                          PART I--FINANCIAL INFORMATION

ITEM 1.  Financial Statements

         Condensed Consolidated Balance Sheet at March 31, 2000 and December 31, 1999 ...........................  3

         Condensed Consolidated Statement of Operations for the Three Months Ended
         March 31, 2000 and 1999.................................................................................  4

         Condensed Consolidated Statement of Cash Flows for the Three Months Ended
         March 31, 2000 and 1999.................................................................................  5

         Statement of Changes in Shareholders' Equity for the Three Months Ended
         March 31, 2000 .........................................................................................  6

         Notes to Condensed Consolidated Financial Statements ...................................................  7

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations ..................  9

ITEM 3.  Quantitative and Qualitative Disclosure About Market Risk .............................................. 13



                           PART II--OTHER INFORMATION


ITEM 6.    Exhibits and Reports on Form 8-K...................................................................... 13


PART I:  FINANCIAL INFORMATION

ITEM I:  FINANCIAL STATEMENTS

                                  ADAM.COM, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                                                                    MARCH 31,      DECEMBER 31,
                                                                                                     2000             1999
                                                                                                    ---------      ------------
ASSETS

Current assets:
     Cash and cash equivalents .................................................................   $ 2,298          $ 1,477
     Restricted cash ...........................................................................     1,750             --
     Accounts receivable (net of allowances of $106 and $103, respectively) ....................       883              828
     Note receivable (related party) ...........................................................       325             --
     Inventories ...............................................................................       262              314
     Prepaids and other ........................................................................       847              925
                                                                                                  --------          --------
            Total current assets ...............................................................     6,365            3,544

     Property and equipment, net ...............................................................     1,257            1,749
     Restricted time deposits ..................................................................       423              449
     Intangible assets, net ....................................................................     1,566            1,827
     Other non-current assets ..................................................................       413              167
                                                                                                  --------          --------
            Total assets .......................................................................   $10,024          $ 7,736
                                                                                                  --------          --------
                                                                                                  --------          --------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses .....................................................   $ 1,874          $ 2,877
     Deferred revenue ..........................................................................       982              749
     Note payable ..............................................................................       415              386
     Note payable (related party) ..............................................................       385              347
     Senior secured convertible debenture ......................................................     1,872             --
                                                                                                  --------          --------
            Total current liabilities ..........................................................     5,528            4,359

Shareholders' equity:
     Convertible preferred stock, no par value; 10,000,000 shares
         authorized; 0 Series A shares issued and outstanding ..................................      --               --
     Common Stock, $.01 par value; 20,000,000 authorized; 5,400,581
         and 5,400,581 shares issued and outstanding ...........................................        54               54
     Other shareholders' equity ................................................................     4,442            3,323
                                                                                                  --------          --------
            Total liabilities and shareholders' equity .........................................   $10,024          $ 7,736
                                                                                                  --------          --------
                                                                                                  --------          --------

    The accompanying notes are an integral part of these financial statements.

                                 ADAM.COM, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                                      2000      1999
                                                      ----      ----
Internet revenues, net .........................   $   929    $  --
Product revenues, net ..........................       497        978
                                                   -------    -------
      Total Revenues ...........................     1,426        978
                                                   -------    -------
Costs and expenses
    Cost of revenues ...........................       134        404
    General and administrative .................     1,259        530
    Product and content development ............     1,963        962
    Sales and marketing ........................       988        643
    Restructuring charges ......................       613         47
                                                   -------    -------
      Total operating expenses .................     4,957      2,586
                                                   -------    -------
      Operating loss ...........................    (3,531)    (1,608)

    Interest income (expense), net .............      (786)        79
                                                   -------    -------
      Loss before income taxes and
         minority interest .....................    (4,317)    (1,529)

    Minority interest in consolidated subsidiary       130       --
                                                   -------    -------
      Net loss .................................   $(4,187)   $(1,529)
                                                   -------    -------
                                                   -------    -------
Basic and Diluted net loss per common share ....   $ (0.82)   $ (0.34)
                                                   -------    -------
                                                   -------    -------
Weighted average number of common
    shares outstanding .........................     5,112      4,437
                                                   -------    -------
                                                   -------    -------

The accompanying notes are an integral part of these financial statements.

                                 ADAM.COM, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                            Three Months Ended
                                                                March 31,
                                                            ------------------
                                                             2000       1999
                                                            --------  --------
Net cash used in operating activities                      $(2,739)   $  (279)

Investing activities
   Purchases of property and equipment                        (255)      (251)
   Purchases of investment securities                         --       (3,755)
   Proceeds from maturity of investment securities            --        5,485
   Purchase of restricted time deposit                        --         (162)
   Redemption of restricted time deposit                        26        160
   Note issued to related party                               (325)      --
   Software development costs                                 --         (144)
                                                        ---------- ----------
     Net cash (used by) provided by investing activities      (554)     1,333
                                                        ---------- ----------
Financing activities
   Proceeds received upon conversion of debentures           4,250       --
   Debt issuance costs                                        (574)      --
   Sale of common stock by a consolidated subsidiary           300       --
   Proceeds from exercise of common stock options
     and warrants                                              138         15
                                                        ---------- ----------
     Net cash provided by financing activities               4,114         15
                                                        ---------- ----------
Increase in cash and cash equivalents                          821      1,069
Cash and cash equivalents, beginning of period               1,477      1,300
                                                        ---------- ----------
Cash and cash equivalents, end of period                   $ 2,298    $ 2,369
                                                        ---------- ----------
                                                        ---------- ----------

The accompanying notes are an integral part of these financial statements.

                   ADAM.COM, INC.
    STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
         (IN THOUSANDS, EXCEPT SHARE DATA)
                    (UNAUDITED)

                                                    COMMON STOCK          ADDITIONAL  COMMON
                                                   ----------------        PAID-IN     STOCK      ACCUMULATED  TREASURY
                                                   SHARES    AMOUNT        CAPITAL    WARRANTS      DEFICIT      STOCK     TOTAL
                                                   ------    ------        -------    --------      -------      -----     -----

BALANCE AT DECEMBER 31, 1999                       5,400,581      $54      $37,938     $366     ($33,696)     ($1,285)   $3,377

Exercise of common stock options and warrants              -        -           52        -            -           96       148
Conversion of senior secured convertible debenture         -        -        2,572        -            -          956     3,528
Beneficial conversion feature                              -        -          750        -            -            -       750
Issuance of commitment shares                              -        -          627        -            -          153       780
Stock compensation                                         -        -          100        -            -            -       100
Net loss                                                   -        -            -        -       (4,187)           -    (4,187)
                                                  ----------   ------      -------   ------    ---------       ------   -------
BALANCE AT MARCH 31, 2000                          5,400,581      $54      $42,039     $366     ($37,883)        ($80)   $4,496
                                                  ----------   ------      -------   ------    ---------       ------   -------

The accompanying notes are an integral part of these financial statements.

                                 ADAM.COM, INC.
       NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENT (UNAUDITED)
                                 MARCH 31, 2000


1.  BASIS OF PRESENTATION

     adam.com, Inc. ("adam.com", "we", or the "Company") is a leading business-to-business content service provider of health and medical information products. The Company's primary markets are Internet-based health information sites, health organizations, education and other vertical markets engaged in providing or using health and medical information. Founded in 1990, adam.com is headquartered in Atlanta, Georgia. Historically, adam.com has created and published medical and health-related information content that was delivered to end-users primarily through multimedia CD-ROM, but also included a variety of other second-tier distribution mediums, including broadcast, print and Internet-ready applications. We marketed these products to the education, consumer retail and professional markets. Since January 1999, adam.com has taken significant steps to transition itself into a content service provider of health, medical and wellness information primarily distributed online. Today, adam.com's Internet business model is based on the syndication of adam.com's award winning health and medical content to a variety of Web-based and other businesses including health sites, Internet portals, e-commerce sites, media sites, health plans, governments and institutions.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the general instructions to Form 10-Q and Article 10 of Regulation S-X. The accompanying financial statements include the accounts of the Company and thePort.com, Inc., an affiliated entity that the Company controls through a financial and operational interest. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the financial statements and notes thereto included in the Company's Transition Report on Form 10-K/A for the nine months ended December 31, 1999, which includes audited financial statements for the nine months ended December 31, 1999. Certain amounts in the prior year financial statements have been reclassified to conform with the current year presentation.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

2.  SENIOR SECURED CONVERTIBLE DEBENTURE

     On January 28, 2000, the Company issued a 0% Senior Secured Convertible Debenture (the "Debenture") in the amount of $6,000,000. In conjunction with this transaction, the Company issued 59,542 shares of common stock that have a fair value equal to approximately $780,000 as a commitment fee. This amount includes shares with a fair value of $180,000 as consideration for the purchaser's commitment to purchase a second $6,000,000 debenture. Additional commitment shares with a fair value of $420,000 are required to be issued upon the sale of a second $6,000,000 debenture, if issued. As of March 31, 2000 the Company had issued 370,400 shares of its common stock out of treasury at an average conversion price of $11.15 to satisfy the conversion of a portion of the principal amount of the Debenture and, as a result, $4,250,000 which was being held as restricted cash of the Company to secure the Debenture became unrestricted cash for use by the Company.

      The Debenture is convertible into shares of common stock of the Company at a price equal to the lesser of (1) 130% of the fair value at the time of issuance of the Debenture ($17.55 per share), (2) the closing bid price at the date of conversion, or (3) average of the two lowest closing bid prices for the Company's common stock during the 10 trading days prior to the date of conversion. Depending on the market price of the common stock, the Company also may redeem the Debenture for 106% of the remaining principal.

3. LOSS PER COMMON SHARE

     The Company computes basic loss per share based upon the weighted average number of outstanding shares of common stock for each period. Diluted loss per share is based upon the addition of the effect of common stock equivalents (stock options and warrants) to the denominator of the basic loss per share calculation, using the treasury stock method, if their effect is dilutive.

4.       RELATED PARTY TRANSACTIONS

     A note payable in the amount of $500,000 is due to Robert S. Cramer, Jr., an officer and director of the Company. This note

                                 ADAM.COM, INC.

                                 MARCH 31, 2000

bears interest at 10%, payable upon the maturity date. This note payable was accompanied by warrants to purchase 25,000 shares of common stock for $11.11 per share. This note is scheduled to mature on December 31, 2000; however, the term may be extended to June 30, 2001 at the option of the holder. If not repaid by June 30, 2000, the Company is required to issue more warrants to purchase an additional 25,000 shares of common stock at 80% of the fair market value at June 30, 2000.

     During March 2000, the Company issued a note receivable in the amount of $325,000 to employees of the Company. The note is secured by shares of adam.com common stock owned by the borrowers. This note bears 0% interest with a term of three months. Any amount not paid when due shall bear interest at 12% per year.

5.  LEGAL PROCEDINGS

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

     The Company is subject to legal proceedings and claims that have arisen in the ordinary course of its business. Management believes, based upon the advice of counsel, that ultimate resolution of these matters will not have a material adverse effect on the financial statements taken as a whole.

6.  SUPPLEMENTAL CASH FLOW INFORMATION

     Cash and cash equivalents include cash on hand and on deposit and highly liquid investments with an original maturity of three months or less. Cash payments of interest for the three months ended March 31, 2000 and 1999 include interest of approximately $6,441 and $309, respectively.

     For the three months ended March 31, 2000, adam.com incurred non-cash interest expense charges totaling $817,000 related to a $750,000 charge for the beneficial conversion feature of the Debenture and $67,000 of amortization expense related to the discount on the $1,000,000 notes payable issued December 31, 1999. For the three months ended March 31, 2000, adam.com accrued approximately $25,000 of interest expense related to the $1,000,000 notes payable outstanding. The accrued interest for these notes is due at their maturity.

7.  OTHER

     In March 2000, adam.com entered into an agreement with a computer software development services company to develop and deliver a software syndication platform for adam.com's content and to provide certain other services to adam.com. The Company has also agreed to issue 50,000 unregistered returnable shares of its common stock to the developer in exchange for a minority interest in the developer.

8.  RESTRUCTURING CHARGES

     During the three months ended March 31, 2000, adam.com incurred approximately $613,000 of primarily non-cash charges relating to completion of a restructuring that began in the previous fiscal quarter. The restructuring charge includes: $100,000 pertaining to non-cash stock compensation granted to former employees; a $243,000 write-off of previously paid leasehold improvement costs related to our terminated San Francisco building lease; and $270,000 for obsolete consumer Web-related service arrangements and content that will not have a future benefit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

     The following information should be read in conjunction with the financial statements and the notes thereto and in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Transition Report on Form 10-K/A for the nine months ended December 31, 1999.

     adam.com, Inc. is a leading business-to-business content service provider of health and medical information products. The Company's primary markets are Internet-based health information sites, health organizations, education and other vertical markets engaged in providing or using health and medical information. Founded in 1990, adam.com is headquartered in Atlanta, Georgia. Historically, adam.com has created and published medical and health-related information content that was delivered to end-users primarily through multimedia CD-ROM, but also included a variety of other second-tier distribution mediums, including broadcast, print and Internet-ready applications. We marketed these products to the education, consumer retail and professional markets. Since January 1999, adam.com has taken significant steps to transition itself into a content service provider of health, medical and wellness information primarily distributed online. Today, adam.com's Internet business model is based on the syndication of adam.com's award winning health and medical content to a variety of Web-based and other businesses including health sites, Internet portals, e-commerce sites, media sites, health plans, governments and institutions.
In addition to subscription-based and content-based license fees, the Company earns revenues from co-branded page view fees, advertising and its subscribable database of medical illustrations for the legal profession, LIDO.com.

RESULTS OF OPERATIONS

     REVENUES. Total revenues increased 46% to $1,426,000 for the three months ended March 31, 2000 compared to $978,000 for the three months ended March 31, 1999. During the three months ended March 31, 2000, approximately $929,000, or 65%, of total revenue, was generated from activities related to the online syndication of our health-related content over the Internet, including subscription-based license fees, content license fees, co-branded page view fees, advertising and LIDO.com revenues. During the three months ended March 31, 1999, we derived all of our revenue from product sales and licensing to education, consumer, professional and international markets compared to 35% of total revenue from product sales and licensing during the three months ending March 31, 2000. Total software product sales and licensing revenue decreased $481,000, or 49%, to $497,000 for the three months ended March 31, 2000 compared to $978,000 for the three months ended March 31, 1999 due to our transition from a software-products-based company to an Internet based, online content provider.

     COST OF REVENUES. Cost of revenues decreased 67% to $134,000 for the three months ended March 31, 2000 from $404,000 for the three months ended March 31, 1999 due to decreased software product shipments, decreased cost of product support and reduced amortization of capitalized software development costs. Amortization of capitalized software development costs decreased 81% to $30,000 for the three months ended March 31, 2000 compared to $155,000 for the three months ended March 31, 1999 as a result of previously recorded capitalized development costs being fully amortized. Shipped product component costs decreased 57% to $57,000 for the three months ended March 31, 2000 compared to $134,000 for the three months ended March 31, 1999 due to decreased unit shipments of our software products during the three months ended March 31, 2000. As a percentage of total revenues, cost of revenues decreased to 9% for the three months ended March 31, 2000 from 41% for the three months ended March 31, 1999, due primarily to the increase in Internet revenues.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 138% to $1,259,000 for the three months ended March 31, 2000 from $530,000 for the three months ended March 31, 1999. This increase is primarily attributable to: $208,000 amortization of capital raising expenses during the three months ended March 31, 2000; $162,000 of increased operational expenses incurred due to the San Francisco office; $85,000 of increased legal and accounting expenses; and $87,000 resulting from higher headcount and salaries. As a percentage of total revenues, general and administrative expenses increased to 88% for the three months ended March 31, 2000 compared to 54% for the three months ended March 31, 1999.

     PRODUCT AND CONTENT DEVELOPMENT. Product and content development expenses increased 104% to $1,963,000 for the three months ended March 31, 2000 from $962,000 for the three months ended March 31, 1999. This increase is primarily attributable to an increase of $389,000 resulting form higher headcount and salaries related to Internet content development, and $169,000 related to the cost of developing a software syndication platform for our content. We did not capitalize any software development costs for CD-ROM products for the three months ended March 31, 2000 as compared to capitalization of $144,000 of software development costs for the three months ended March 31, 1999. Product and content development also includes $231,000 of amortization related to the content acquisitions of DrGreene.com and Information Medical Systems, Inc., which occurred during the quarter ended September 30, 1999. As a percentage of total revenues, product and content development expenses increased to 138% for the three months ended March 31, 2000 compared to 98% for the three months ended March 31, 1999.

     SALES AND MARKETING. Sales and marketing expenses increased 54% to $988,000 for the three months ended March 31, 2000 compared to $643,000 for the three months ended March 31, 1999. Sales and marketing expenses increased due to increased expenses of $177,000 related to new business development, including the operations of LIDO.com; expenses related to changing the adam.com site from a consumer destination site to a marketing tool for the business to business syndication strategy; and an increase of $150,000 resulting from higher headcount, salaries, and recruiting expenses related to the content syndication sales force. As a percentage of total revenues, sales and marketing expenses increased to 69% for the three months ended March 31, 2000 from 66% for the three months ended March 31, 1999.

     RESTRUCTURING CHARGES. Restructuring charges were $613,000 for the three months ended March 31, 2000 as compared to $47,000 for the three months ended March 31, 1999. The restructuring charges for the three months ended March 31, 2000 include $100,000 pertaining to non-cash stock compensation paid to former employees; $243,000 of previously paid improvement costs related to our terminated San Francisco building lease; and $270,000 for obsolete consumer Web related service arrangements and content that will not have a future benefit. The restructuring charges for the three months ended March 31, 1999, were incurred as a result of adam.com's plan to release substantially all of our direct sales force as part of our transition from a distributor of CD-ROM based products into an Internet content service provider. This restructuring plan resulted in a pre-tax charge of approximately $47,000 relating to the severance costs for the employees terminated. As a percentage of total revenues, restructuring expenses increased to 43% for the three months ended March 31, 2000 compared to 5% for the three months ended March 31, 1999.

     INTEREST INCOME (EXPENSE). Net interest expense was $786,000 for the three months ended March 31, 2000 as compared to net interest income of $79,000 for the three months ended March 31, 1999. The interest expense in the three months ended March 31, 2000 was primarily the result of a $750,000 non-cash charge for a beneficial conversion feature associated with the issuance of the $6,000,000 convertible Debenture. The Company also incurred $67,000 of non-cash expense during the three months ended March 31, 2000 related to the debt discount based on the relative fair value of the warrants issued along with the $1,000,000 of notes payable issued December 31, 1999.

     OPERATING LOSS. As a result of the factors described above, operating loss increased $1,923,000 to a loss of $3,531,000 for the three months ended March 31, 2000 from a loss of $1,608,000 for the three months ended March 31, 1999.

     NET LOSS. The Company had a net loss of $4,187,000 or $0.82 cents per share for the three months ended March 31, 2000, compared to a net loss of $1,529,000 or $0.34 cents per share for the three months ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2000, we had cash and short-term investments of $2,298,000 and working capital of $837,000.

     We use working capital to finance ongoing operations, fund the development and introduction of our new business strategy and acquire capital equipment. As previously reported, during the period from May 1997 to November 1998, the Company had repurchased 847,240 shares of common stock on the open market for an average price of approximately $2.58 per common share for an aggregate purchase price of approximately $2,186,000. The Company re-issued 467,194 of those shares during the three months ended March 31, 2000 for total cash proceeds of approximately $4,387,000, including the convertible Debenture discussed below. Remaining repurchased shares represent approximately 1% of the shares of common stock issued and outstanding as of March 31, 2000. The Company has been authorized by its Board of Directors to repurchase up to 25% of the shares of common stock issued and outstanding; however, management does not intend to repurchase any shares of common stock during the current fiscal year.

     On November 15, 1999 adam.com signed an agreement with a Chicago-based institutional investor, Fusion Capital Fund I, LLC. Fusion Capital purchased a $6,000,000 Debenture which is convertible into common shares of adam.com at the lesser of (1) 130% of the fair value at the time of issuance, (2) the closing bid price at the date of conversion or (3) the average of the two lowest closing bid prices for the Company's common stock during the 10 trading days prior to the date of conversion. From the January 28, 2000 closing through March 31, 2000 the Company has issued 370,400 shares of its common stock from treasury at an average conversion price of $11.15 to satisfy the conversion obligation and as a result, $4,250,000 that previously secured the Company's obligations under the Debenture, which was being held as restricted cash of the Company, became unrestricted cash of the Company. The unconverted funds are being held in a custodial account and are reported as restricted cash. The funds become unrestricted and available to adam.com as the Debenture is converted into common stock. The Debenture does not bear any interest or premium accrual. With this agreement, we believe we have the resources necessary to continue our deployment of our business-to-business strategy through the second or third quarter of 2000. The Company will be required to raise additional capital over the next six months to fully meet our capital and operating expenditures over the next twelve months. The Company has secured its right to sell a second $6,000,000 debenture to Fusion, at its sole option, pursuant to the terms above under the existing agreement.

     On December 31, 1999, the Company issued notes payable of $500,000 each to a director/officer of the Company and a commercial bank. This debt bears interest at 10% per annum with principal and interest due on December 31, 2000. The term of this debt may be extended for six months to June 30, 2001 at the option of the holders. The Company issued warrants to purchase 25,000 shares of common stock to each lender in conjunction with the issuance of the notes. The Company is required to issue warrants to purchase an additional 25,000 shares of common stock to each lender at 80% of the then fair market value of the common stock price if the notes are not repaid by June 30, 2000.

     We have experienced a substantial increase in our expenditures related to the execution of our business-to-business Internet syndication strategy, which was consistent with growth in operations, staffing and infrastructure development. We expect these expenditures, excluding restructuring and certain non-recurring, non-cash charges, to stabilize at current levels for the foreseeable future. We anticipate continued current levels of investment for content development, improved and new technologies, infrastructure development and product marketing and sales efforts. However, we will also continue to evaluate opportunities that create efficiencies, consolidate operating costs and reduce overhead such that overall expenditure levels remain controlled.

     We may raise additional funds, however, in order to accelerate development of new and existing services and products, to respond to competitive pressures or to possibly acquire complementary products, businesses or technologies. There can be no assurance that any required additional financing will be available in terms favorable to us, or at all. If additional funds are raised by the issuance of equity securities, our shareholders may experience dilution of their ownership interest and these securities may have rights senior to those of the holders of the common stock. If additional funds are raised by the issuance of debt securities, we may be subject to certain limitations on its operations, including limitations on the payment of dividends. If adequate funds are not available or not available on acceptable terms, we may be unable to take advantage of acquisition opportunities, develop or enhance services or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

YEAR 2000 COMPLIANCE

     adam.com previously recognized the material nature of the business issues surrounding computer processing of dates into and beyond the Year 2000 and began taking corrective action. As of March 31, 2000, adam.com has not experienced any material disruptions of its internal computer systems or software applications, and has not experienced any problems with the computer systems or software applications of its third party venders, suppliers or service providers. adam.com's Year 2000 readiness costs were approximately $50,000, none of which were incurred in 2000. adam.com funded these costs through funds generated from operations and such costs were generally not incremental to existing information technologies budgets. adam.com does not currently expect to apply any further funds to address Year 2000 issues. adam.com currently does not know of any material difficulties encountered by consumers of its products as a result of the Year 2000 issue.

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). This bulletin summarizes certain of the Staff's views in the application of generally accepted accounting principles to revenue recognition in financial statements. The Company expects that there will be no material impact on the Company's financial statements as a result of the issuance of this bulletin.

     In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB Opinion No. 25. As of March 31, 2000, the Company has 420,000 outstanding options that were exchanged in January 1999 for previously outstanding options. The accounting for this transaction may be impacted on a prospective basis by this statement upon the July 1, 2000 effective date.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements made in this report, and other written or oral statements made by or on behalf of adam.com, may constitute "forward-looking statements" within the meaning of the federal securities laws. When used in this report, the words "believes," "expects," "estimates," "intends" and similar expressions are intended to identify forward-looking statements. Statements regarding future events and developments and our future performance, as well as our expectations, beliefs, plans, intentions, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. Examples of such statements in this report include descriptions of our plans and strategies with respect to developing the site, our plans to develop additional strategic partnerships, our intention to add e-commerce to our business strategy, our continuing growth. All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected. We believe that these forward-looking statements are reasonable; however, you should not place undue reliance on such statements. These statements are based on current expectations and speak only as of the date of such statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise. Important factors known to management that could cause actual results to differ materially from those in forward-looking statements are described under the heading "Business --Disclosure Regarding Forward-Looking Statements" contained in the Company's Transition Report on Form 10-K/A for the nine months period ended December 31, 1999 filed with the Securities and Exchange Commission.

The following are some of the factors that could cause our actual results to differ materially from the expected results described in our forward-looking statements:

- We have implemented a new Internet-based strategy and we may continue to incur losses.

- We may be unable to obtain sufficient capital to pursue our new Internet-based strategy, which would hurt our financial results.

- We may be unable to compete effectively with other providers of or healthcare information, which would cause our Internet-based strategy to be unsuccessful.

- Strategic relationships will be an important part of our future success, and we may not be able to form additional strategic relationships.

- We face rapid technological change in the online health information industry and our business will suffer if we cannot quickly adapt to this change.

- We may be unable to successfully acquire complementary businesses, which could limit our potential growth.

-    Our stock price is extremely volatile and could decline significantly.

- A significant decline in our net assets could cause us to fail to meet the listing requirements of the Nasdaq Stock Market.

-    We have adopted certain anti-takeover provisions that may deter a takeover.

- Many of our shares have been registered for resale by certain current shareholders of the company and sales of a significant number of these shares could adversely affect the market price of our common stock.

- Our principal shareholders have substantial influence and their interest may differ from those of our remaining shareholders.

- We may be unable to continue to identify additional strategic partners, which would adversely affect our ability to achieve broad brand recognition.

- We may be unable to attract or face shortages of personnel that have the technological training required in our business. We may be required to increase the wages that we pay and the benefits that we provide in order to attract and retain a sufficient number of qualified employees. Any such increase in wages could adversely affect our results of operations.

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

-    We could be adversely affected by general economic conditions.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of March 31, 2000, we had cash and cash equivalents of $2,298,000 invested in liquid money market funds or bank accounts with average maturities of less than 90 days. The cash and cash equivalents are subject to interest rate risk and we may receive higher or lower interest income if market interest rates increase or decrease. A hypothetical increase or decrease in market interest rates by 10 percent from levels at March 31, 2000 would not have a material impact on our cash or cash equivalents.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

     27   Financial Data Schedule (for SEC filing purposes only)

(b) No reports on Form 8-K have been filed with the Securities and Exchange Commission during the quarter covered by this report.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             A.D.A.M. Software, Inc.
                             (Registrant)


                             /s/ ROBERT S. CRAMER, JR.
                             -----------------------------
                             Robert S. Cramer, Jr.
                             Chairman of the Board, Co-Founder,
                             Chief Executive Officer


                             /s/ MICHAEL S. FISHER
                             -----------------------------
                             Michael S. Fisher
                             Vice President of Finance & Administration,
                             Secretary
                             (Principal financial officer)


                             Date: May 15, 2000