Form 10-Q
period 2000-06-30
ADAM COM INC /DE/
filed 2000-08-14
CIK 863650

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2000

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM    _____________________

                         COMMISSION FILE NUMBER: 0-26962

                                 ADAM.COM, INC.
  -------------------------------------------------------------------------
                          (EXACT NAME OF REGISTRANT AS
                            SPECIFIED IN ITS CHARTER)

               Georgia                              58-1878070
   --------------------------------       ---------------------------------
    (STATE OR OTHER JURISDICTION OF       (IRS EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

                        1600 RiverEdge Parkway, Suite 800
                             Atlanta, Georgia 30328
                  ---------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                   (ZIP CODE)

                                  770-980-0888
                     --------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

                    YES       X             NO
                          -----------             ---------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of August 14, 2000, there were 5,598,627 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.

                                 ADAM.COM, INC.

                                      INDEX


                         PART I - FINANCIAL INFORMATION

ITEM 1.    Financial Statements

        Condensed Consolidated Balance Sheet
        at June 30, 2000 and December 31, 1999.................................................3

        Condensed Consolidated Statement of Operations
        for the Three and Six Months Ended
        June 30, 2000 and 1999.................................................................4

        Condensed Consolidated Statement of Cash Flows
        for the Six Months Ended
        June 30, 2000 and 1999.................................................................5

        Statement of Changes in Shareholders' Equity
        for the Six Months Ended
        June 30, 2000 .........................................................................6

        Notes to Condensed Consolidated Financial Statements...................................7

ITEM 2.   Management's Discussion and Analysis of
           Financial Condition and Results of Operations......................................10

ITEM 3.   Quantitative and Qualitative Disclosures about Market Risk..........................16

                           PART II - OTHER INFORMATION

ITEM 4.   Submission of Matters to a Vote of Security Holders.................................16


ITEM 6.   Exhibits and Reports on Form 8-K....................................................16


PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

                                 ADAM.COM, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                         June 30,           December 31,
                                                                           2000                 1999
                                                                         --------            -----------
ASSETS

Current assets:
      Cash and cash equivalents ........................................   $ 2,991              $1,477
      Restricted cash ..................................................       915                  --
      Accounts receivable (net of allowances
        of $168 and $103, respectively) ................................     1,526                 828
      Note receivable (related party) ..................................       331                  --
      Inventories ......................................................       237                 314
      Prepaids and other ...............................................       519                 925
                                                                           -------             -------
          Total current assets .........................................     6,519               3,544

      Property and equipment, net ......................................     1,199               1,749
      Restricted time deposits .........................................       397                 449
      Intangible assets, net ...........................................     2,004               1,827
      Other non-current assets .........................................       389                 167
                                                                           =======             =======
          Total assets .................................................   $10,508              $7,736
                                                                           =======             =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable and accrued expenses ............................   $ 1,615              $2,877
      Deferred revenue .................................................     3,633                 749
      Note payable .....................................................       --                  386
      Note payable (related party) .....................................       359                 347
      Senior secured convertible debenture .............................       798                  --
                                                                            -------            -------
          Total current liabilities ....................................     6,405               4,359

Shareholders' equity:
      Convertible preferred stock, no par value; 10,000,000 shares authorized; 0 Series A shares issued and
        outstanding ....................................................       --                  --
      Common Stock, $.01 par value; 20,000,000 authorized; 5,598,627 and 5,400,581 shares issued and outstanding,
        respectively ...................................................        56                  54
      Other shareholders' equity .......................................     4,047               3,323
                                                                           ========            =======
          Total liabilities and shareholders' equity ...................   $10,508              $7,736
                                                                           ========            =======

The accompanying notes are an integral part of these consolidated financial statements.

                                 ADAM.COM, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                               Three Months                       Six Months
                                                               Ended June 30,                    Ended June 30,
                                                            --------------------            ---------------------
                                                           2000             1999            2000             1999
                                                           ----             ----            ----             ----
Operating revenues:
    Internet revenues, net ...........................    $ 1,357           $   31          $2,286         $   31
    Product revenues, net ............................        726              769           1,223          1,747
                                                          --------          -------         -------       -------
      Total operating revenues .......................      2,083              800           3,509          1,778
                                                          --------          -------         -------       -------

Operating expenses:
    Cost of revenues .................................        185              195             319            599
    General and
    administrative ..................................       1,449            1,155           2,708          1,685
    Product and content
    development ......................................      1,035            1,162           2,997          2,124
    Sales and marketing ..............................        947              692           1,935          1,335
    Restructuring charges ............................        --               --              613             47
                                                          --------          -------         --------      -------
      Total operating expenses .......................      3,616            3,204           8,572          5,790
                                                          --------          -------         -------       -------
      Operating loss .................................     (1,533)          (2,404)         (5,063)        (4,012)

    Interest income (expense),
    net ..............................................       (104)              71            (891)           150
                                                          --------          --------         -------      -------

      Loss before income taxes and
        minority interest ............................     (1,637)          (2,333)         (5,954)        (3,862)

    Minority interest in consolidated
    subsidiary ......................................        131                37             261             37

      Net loss .......................................    $(1,506)         $(2,296)        $(5,693)       $(3,825)
                                                          =========        =========       =========      =======
Basic and diluted net loss per common
share ................................................    $ (0.28)         $ (0.51)        $ (1.08)       $ (0.85)
                                                          ========         ========        ========       =======
Weighted average number of common
    shares outstanding ...............................      5,418             4,514          5,267          4,476
                                                          ========         =========       ========       =======

The accompanying notes are an integral part of these consolidated financial statements.

                                 ADAM.COM, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                          Six Months Ended
                                                                               June 30,
                                                                       -------------------------
                                                                        2000               1999
                                                                       ------             ------
Net cash used in operating activities ............................   $(1,782)            $(1,932)

Investing activities
   Purchases of property and equipment ...........................      (342)               (751)
   Purchases of investment securities ............................       --               (3,755)
   Proceeds from maturity of investment
   securities ....................................................       --                9,273
   Purchase of restricted time deposit ..........................        --                 (162)
   Redemption of restricted time deposit ........................         52                 160
   Note issued to related party .................................       (325)                --
   Repayments of note receivable ................................         31                 --
   Software development costs ...................................       (710)               (150)
                                                                     --------            -------
     Net cash provided (used) by investing
     activities .................................................     (1,294)              4,615
                                                                     --------            -------
Financing activities
   Proceeds received upon conversion of
   debentures ...................................................      5,085                 --
   Debt and equity issuance costs ...............................       (574)                --
   Repayment of note payable ....................................       (500)                --
   Proceeds from related party for interest in
     consolidated subsidiary ....................................        390                 100
   Proceeds from exercise of common stock options
     and warrants ...............................................        189               1,393
                                                                     --------            -------
     Net cash provided by financing
     activities .................................................      4,590               1,493
                                                                      --------           -------
Increase in cash and cash equivalents ...........................      1,514               4,176
Cash and cash equivalents, beginning of period ..................      1,477               1,300
                                                                     --------            -------
Cash and cash equivalents, end of period ........................    $ 2,991             $ 5,476
                                                                     ========            =======

The accompanying notes are an integral part of these consolidated financial statements.

                                 ADAM.COM, INC.
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                  Common Stock    Additional     Common
                                          ------------------------ Paid-in        Stock     Accumulated   Treasury
                                             Shares      Amount    Capital       Warrants     Deficit      Stock         Total
                                          ----------   ---------  ----------     --------   ----------   ----------    ----------
BALANCE AT DECEMBER 31, 1999 ...........   5,400,581   $      54   $  37,938     $   366    ($ 33,696)   ($  1,285)   $   3,377

Exercise of common stock options and
warrants ...............................          --          --          92          (7)          --          114          199

Issuance of common stock ...............       5,000          --          20          --           --           --           20
Issuance of common stock
warrants ...............................          --          --          --          65           --           --           65
Forfeiture of common stock
warrants ...............................          --          --          92         (92)          --           --           --
Conversion of senior secured convertible
debentures .............................     193,046           2       3,499           --          --        1,018        4,519
Beneficial conversion
feature ................................          --          --         750           --          --           --          750
Issuance of commitment
shares .................................          --          --         627           --          --          153          780
Stock compensation .....................          --          --          86           --          --           --           86
Net loss ...............................          --          --          --           --      (5,693)          --       (5,693)
                                          ----------   ---------  ----------     --------   ----------   ----------    ----------
BALANCE AT JUNE 30, 2000 ...............   5,598,627   $      56   $  43,104     $    332   ($ 39,389)   $       0     $   4,103
                                          ==========   =========  ==========     ========   ==========   ==========    ==========



The accompanying notes are an integral part of these consolidated financial statements.

                                 ADAM.COM, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2000

1.   BASIS OF PRESENTATION

     adam.com, Inc. ("adam.com", "we", or "the Company") is a leading business-to-business content service provider of health and medical information products. The Company's primary markets are Internet-based health information sites, health organizations, education, and other vertical markets engaged in providing or using health and medical information. Founded in 1990, adam.com is headquartered in Atlanta, Georgia. Historically, adam.com has created and published medical and health-related information content that was delivered to end-users primarily through multimedia CD-ROM, but also included a variety of other second-tier distribution mediums, including broadcast, print and Internet-ready applications. The Company marketed these products to the education, consumer retail and professional markets. Since January 1999, adam.com has taken significant steps to transition itself as a content service provider of health, medical and wellness information primarily distributed online. Today, adam.com's Internet business model is based on the syndication of adam.com's award winning health and medical content to a variety of Web-based and other businesses including health sites, Internet portals, e-commerce sites, media sites, health plans, governments, and institutions.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the general instructions to Form 10-Q and Article 10 of Regulation S-X. The accompanying financial statements include the accounts of the Company and thePort.com, Inc., an affiliated entity that the Company controls through a financial and operational interest. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the financial statements and notes thereto included in the Company's Transition Report on Form 10-K for the nine months ended December 31, 1999, which includes audited financial statements for the nine months ended December 31, 1999, as amended by Form 10-K/A, filed on May 1, 2000. Certain amounts in the prior years' financial statements have been reclassified to conform with the current year presentation.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

2.   SIGNIFICANT ACCOUNTING POLICIES

     SOFTWARE DEVELOPMENT COSTS. In accordance with SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", the Company expenses costs incurred in the preliminary project planning stage and, thereafter, capitalizes costs incurred in the developing or obtaining of internal use software. Costs, such as maintenance and training, are expensed as incurred. Capitalized costs are amortized over a period of not more than two years. For the six-month period ended June 30, 2000, approximately $410,000 of costs have been capitalized for internal use software.

     STOCK OPTIONS. In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB Opinion No. 25, which became effective July 1, 2000. This interpretation requires variable accounting treatment for options that have been modified from their original terms. Accordingly, compensation cost shall be adjusted for increases or decreases in the intrinsic value of the modified awards in subsequent periods and until the awards have been exercised, forfeited, or expired. As of June 30, 2000, the Company has 420,000 outstanding options with an exercise price of $5.25 that are considered variable under this interpretation.

     CONCENTRATIONS. For the six-month period ended June 30, 2000, two customers accounted for approximately 33% and 12% of net sales.

                                 ADAM.COM, INC.
 NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)
                                  JUNE 30, 2000

3.   SENIOR SECURED CONVERTIBLE DEBENTURE

     On January 28, 2000, the Company issued a 0% Senior Secured Convertible Debenture (the "Debenture") in the amount of $6,000,000. In conjunction with this transaction, the Company issued 59,542 shares of common stock that have a fair value equal to approximately $780,000 as a commitment fee. This amount includes shares with a fair value of $180,000 as consideration for the purchaser's commitment to purchase a second $6,000,000 debenture. Additional commitment shares with a fair value of $420,000 are required to be issued upon the sale of a second $6,000,000 debenture, if issued. As of June 30, 2000, the Company had issued 587,339 shares of its common stock at an average conversion price of $8.86 to satisfy the conversion of a portion of the principal amount of the Debenture and, as a result, an aggregate of $5,085,000 which was being held as restricted cash of the Company to secure the Debenture became unrestricted cash for use by the Company. Any remaining balance of the Debenture will be returned to the issuer from the amount included in restricted cash upon termination of the Debenture.

4.   LOSS PER COMMON SHARE

     The Company computes basic loss per share based upon the weighted average number of outstanding shares of common stock for each period. Diluted loss per share is based upon the addition of the effect of common stock equivalents (stock options and warrants) to the denominator of the basic loss per share calculation, using the treasury stock method, if their effect is dilutive.

5.   RELATED PARTY TRANSACTIONS

     A note payable in the amount of $500,000 is due to an officer and director of the Company. The note bears interest at 10% per year, payable upon the maturity date. The note payable was accompanied by warrants to purchase
25,000 shares of common stock for $11.11 per share. The note is scheduled to mature on December 31, 2000; however, the term may be extended to June 30, 2001 at the option of the holder. The Company granted more warrants to purchase an additional 25,000 shares of common stock at 80% of the fair market value, or $3.20, on June 30, 2000, pursuant to the original terms of the note.

     During March 2000, the Company issued a note receivable in the amount of $325,000 to employees of the Company. The note is secured by shares of adam.com common stock owned by the borrowers. The note matured in May 2000, and since then, the note has been accruing interest at an annual rate of 12%. The Company currently plans to allow this note to accrue interest at the current rate until the Board of Directors determines to demand the note immediately payable.

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

                                 ADAM.COM, INC.
 NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)
                                  JUNE 30, 2000


7.   SUPPLEMENTAL CASH FLOW INFORMATION

     Cash and cash equivalents include cash on hand and on deposit and highly liquid investments with an original maturity of three months or less. Cash payments of interest for the six months ended June 30, 2000 and 1999 include interest of approximately $58,000 and $3,000, respectively.

     For the six months ended June 30, 2000, adam.com incurred non-cash interest expense charges totaling $941,000 including a $750,000 charge for the beneficial conversion feature of the Debenture and $191,000 of amortization expense related to the discount on the two notes payable issued December 31, 1999. For the six months ended June 30, 2000, adam.com paid approximately $50,000 of interest expense related to the notes payable outstanding.

8.   OTHER

     In March 2000, adam.com entered into an agreement with a computer software development services company to develop and deliver a software syndication platform for adam.com's content and to provide other services to the Company. Pursuant to this agreement, the Company has agreed to issue 50,000 shares of its unregistered common stock to the developer in exchange for a minority ownership interest in the developer. Under certain circumstances, the Company has the right to reacquire these shares of its stock in exchange for shares of the developer's stock. Through June 30, 2000, no shares have been issued under the terms of the agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The following information should be read in conjunction with the financial statements and the notes thereto and in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Transition Report on Form 10-K for the nine months ended December 31, 1999, as amended by Form 10-K/A on May 1, 2000.

     adam.com, Inc. is a leading business-to-business content service provider of health and medical information products. The Company's primary markets are Internet-based health information sites, health organizations, education and other vertical markets engaged in providing or using health and medical information. Founded in 1990, adam.com is headquartered in Atlanta, Georgia. Historically, adam.com has created and published medical and health-related information content that was delivered to end-users primarily through multimedia CD-ROM, but also included a variety of other second-tier distribution mediums, including broadcast, print and Internet-ready applications. The Company marketed these products to the education, consumer retail and professional markets. Since January 1999, adam.com has taken significant steps to transition itself into a content service provider of health, medical and wellness information primarily distributed online. Today, adam.com's Internet business model is based on the syndication of adam.com's award winning health and medical content to a variety of Web-based and other businesses including health sites, Internet portals, e-commerce sites, media sites, health plans, governments and institutions. In addition to subscription-based and content-based license fees, the Company earns revenues from co-branded page view fees, advertising and its subscription database of medical illustrations for the legal profession, LIDO.com.

RESULTS OF OPERATIONS

     Total operating revenues increased $1,283,000, or 160%, to $2,083,000 for the three months ended June 30, 2000 compared to $800,000 for the three months ended June 30, 1999. During the three months ended June 30, 2000, Internet revenues accounted for $1,357,000, or 65%, of total operating revenues compared to $31,000, or 4%, of total operating revenues for the three months ended June 30, 1999. Internet revenues included revenues derived from activities related to the online syndication of our health-related content over the Internet, including subscription-based license fees, content license fees, co-branded page view fees, advertising and LIDO.com revenues. The increase in Internet revenues for the three months ended June 30, 2000 is the result of additional syndication agreements signed by the Company. During the three months ended June 30, 2000, product revenues accounted for $726,000, or 35%, of total operating revenues compared to $769,000, or 96%, of total operating revenues during the three months ended June 30, 1999. Product revenues included revenues derived from product sales and licensing to education, consumer, professional and international markets. The $43,000, or 6%, decrease in product revenues for the three months ended June 30, 2000 was due to our transition from a traditional multimedia CD-ROM distributor to an Internet-based, online content provider. Revenues include two customers who make up 30% and 15% respectively of total operating revenues for the three months ended June 30, 2000.

     Total operating revenues increased $1,731,000, or 97%, to $3,509,000 for the six months ended June 30, 2000 compared to $1,778,000 for the six months ended June 30, 1999. During the six months ended June 30, 2000, Internet revenues accounted for $2,286,000, or 65%, of total operating revenues compared to $31,000, or 2% of total operating revenues for the six months ended June 30, 1999. The increase in Internet revenues for the six months ended June 30, 2000 is the result of additional syndication agreements signed by the Company. During the six months ended June 30, 2000 product revenues accounted for $1,223,000, or 35%, of total operating revenues compared to $1,747,000, or 98%, of total operating revenues during the six months ended June 30, 1999. The $524,000, or 30%, decrease in product revenues for the six months ended June 30, 2000 was due to our transition from a traditional multimedia CD-ROM distributor to an Internet based, online content provider. Revenues include two customers who make up 33% and 12% respectively of total operating revenues for the six months ended June 30, 2000.

COSTS OF REVENUES

     Cost of revenues decreased $10,000, or 5%, to $185,000 for the three months ended June 30, 2000 from $195,000 for the three months ended June 30, 1999 due to lower levels required for traditional CD-

ROM product support. Amortization of capitalized software development costs decreased $2,000, or 5% to $42,000 for the three months ended June 30, 2000 compared to $44,000 for the three months ended June 30, 1999. Shipped product component costs decreased $5,000, or 7%, to $64,000 for the three months ended June 30, 2000 compared to $69,000 for the three months ended June 30, 1999 due to the decrease in product revenues during the three months ended June 30, 2000. As a percentage of total operating revenues, cost of revenues decreased to 9% for the three months ended June 30, 2000 from 24% for the three months ended June 30, 1999 due primarily to an increase in Internet revenues.

     Cost of revenues decreased $280,000, or 47%, to $319,000 for the six months ended June 30, 2000 from $599,000 for the six months ended June 30, 1999 due to decreased software product revenues, decreased costs of traditional CD-ROM product support and reduced amortization of capitalized software development costs. Amortization of capitalized software development costs decreased $128,000, or 64%, to $72,000 for the six months ended June 30, 2000 compared to $200,000 for the six months ended June 30, 1999 as a result of previously recorded capitalized development costs being fully amortized during 1999. Shipped product component costs decreased $82,000, or 40% to $121,000 for the six months ended June 30, 2000 compared to $203,000 for the six months ended June 30, 1999 due to the decrease in product revenues during the three months ended June 30, 2000. As a percentage of total operating revenues, cost of revenues decreased to 9% for the six months ended June 30, 2000 from 34% for the six months ended June 30, 1999 due primarily to an increase in Internet revenues.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses increased $294,000, or 25%, to $1,449,000 for the three months ended June 30, 2000 from $1,155,000 for the three months ended June 30, 1999. This increase is primarily attributable to non-cash charges of $188,000 related to the amortization of debt issue costs, an increase of $58,000 to increase our reserve for bad debt, and an increase in depreciation expense of $50,000 due to increased infrastructure improvements to support our Internet strategy. As a percentage of total operating revenues, general and administrative expenses decreased to 70% for the three months ended June 30, 2000 compared to 144% for the three months ended June 30, 1999 due to increased total revenues.

     General and administrative expenses increased $1,023,000, or 61%, to $2,708,000 for the six months ended June 30, 2000 from $1,685,000 for the six months ended June 30, 1999. This increase is primarily attributable to non-cash charges of $396,000 related to the amortization of debt issue costs, a non-cash depreciation expense increase of $116,000 due to increase infrastructure improvements to support our Internet strategy, increased investor relations and corporate communications expenses of $200,000 designed to increase adam.com's visibility in the financial marketplace and $160,000 in increased professional and other expenses. As a percentage of total operating revenues, general and administrative expenses decreased to 77% for the six months ended June 30, 2000 compared to 95% for the six months ended June 30, 1999 due to increased total revenues.

PRODUCT AND CONTENT DEVELOPMENT

     Product and content development expenses decreased $127,000, or 11%, to $1,035,000 for the three months ended June 30, 2000 from $1,162,000 for the three months ended June 30, 1999. The decrease is primarily attributable to $290,000 related to capitalization of software development and acquisition costs for Internet products and a $491,000 decrease in expenses, acquisition costs and salaries associated with the non-capitalizable development of our Internet products and platform for the three months ended June 30, 2000 compared to capitalization of $6,000 of product software development costs for the three months ended June 30, 1999. Product and content development expenses also include a $231,000 non-cash increase in amortization expense related to the content acquisitions of DrGreene.com and Information Medical Systems, Inc., which occurred during the quarter ended September 30, 1999, and $182,000 in increased expenses related to the operation of the LIDO.com and DrGreene.com web sites. As a percentage of total operating revenues, product and content development expenses decreased to 50% for the three months ended June 30, 2000 compared to 145% for the three months ended June 30, 1999 due to increased total revenues.

     Product and content development expenses increased $873,000, or 41%, to $2,997,000 for the six months ended June 30, 2000 from $2,124,000 for the six months ended June 30, 1999. The increase is primarily attributable to a $462,000 non-cash increase in amortization expense related to the content acquisitions of DrGreene.com and Information Medical Systems, Inc., which occurred during the quarter ended September 30, 1999, $302,000 in increased expenses related to the operation of the LIDO.com and DrGreene.com web sites, $538,000 in increased expenses, acquisition costs and salaries associated with the non-capitalizable development of our Internet products and platform. This increase is offset by the capitalization of $710,000 in software acquired for internal use and product software development and acquisition costs for Internet products for the six months ended June 30, 2000. For the six months ended June 30, 1999, the Company wrote off $270,000 of software development costs as part of a restructuring. As a percentage of total operating revenues, product and content development expenses decreased to 85% for the six months ended June 30, 2000 compared to 119% for the six months ended June 30, 1999 due to increased total revenues.

SALES AND MARKETING

     Sales and marketing expenses increased $255,000, or 37%, to $947,000 for the three months ended June 30, 2000 compared to $692,000 for the three months ended June 30, 1999. This increase is due to a $121,000 increase resulting from higher headcount and salaries related to the content syndication sales force reflecting our increased focus on revenue generation, and $105,000 related to changing the adam.com site from a consumer health portal site to a marketing tool to serve our business to business syndication strategy. As a percentage of total revenue, sales and marketing expenses decreased to 45% for the three months ended June 30, 2000 from 87% for the three months ended June 30, 1999 due to increased total revenues.

     Sales and marketing expenses increased $600,000, or 45%, to $1,935,000 for the six months ended June 30, 2000 compared to $1,335,000 for the six months ended June 30, 1999. This increase is due to $128,000 related to new business development, including the operations of LIDO.com, $236,000 from higher headcount and salaries related to the content syndication sales force reflecting our increased focus on revenue generation, and $232,000 related to changing the adam.com site from a consumer destination site to a marketing tool for the business to business syndication strategy. As a percentage of total operating revenue, sales and marketing expenses decreased to 55% for the six months ended June 30, 2000 from 75% for the six months ended June 30, 1999 due to increased total revenues.

RESTRUCTURING CHARGES

     The Company incurred no restructuring charges in either the three months ended June 30, 2000 or the three months ended June 30, 1999. All restructuring charges reflected were incurred in the three months ended March 31, 2000 and the three months ended March 31, 1999.

     Restructuring charges were $613,000 for the six months ended June 30, 2000 compared to $47,000 for the six months ended June 30, 1999. The restructuring charges for the six months ended June 30, 2000 include $100,000 pertaining to non-cash stock compensation paid to former employees; a write off of $243,000 of previously paid improvement costs related to the Company's terminated San Francisco building lease; and $270,000 for obsolete consumer Internet related service arrangements and content that will not have a future economic benefit to the Company. The restructuring charges for the six months ended June 30, 1999 were incurred as a result of adam.com's plan to release substantially all of its direct sales force as part of its transition from a distributor of CD-ROM based products into an Internet content service provider. This restructuring plan resulted in a pre-tax charge of approximately $47,000 relating to the severance costs for the employees terminated. As a percentage of total revenues, restructuring expenses increased to 17% for the six months ended June 30, 2000 compared to 3% for the six months ended June 30, 1999.

INTEREST INCOME (EXPENSE)

     Net interest expense was $104,000 for the three months ended June 30, 2000 compared to net interest income of $71,000 for the three months ended June 30, 1999. Interest expense for the three months ended June 30, 2000 includes non-cash charges totaling $124,000 of amortization expense related to the discount on the two notes payable issued December 31, 1999 and approximately $25,000 of interest expense related to the $1,000,000 notes payable outstanding.

     Net interest expense was $891,000 for the six months ended June 30, 2000 compared to net interest income of $150,000 for the six months ended June 30, 1999. The interest expense for the six months ended

June 30, 2000 was primarily the result of a $750,000 non-cash charge for a beneficial conversion feature associated with the issuance of the $6,000,000 convertible Debenture. Interest expense for the six months ended June 30, 2000 includes additional non-cash charges totaling $191,000 of amortization expense related to the discount on the $1,000,000 notes payable issued December 31, 1999 and approximately $50,000 of interest expense related to the $1,000,000 notes payable outstanding.

OPERATING LOSS

     As a result of the factors described above, operating loss decreased $871,000, or 36%, to $1,533,000 for the three months ended June 30, 2000 compared to $2,404,000 for the three months ended June 30, 1999. Operating loss increased $1,051,000, or 26%, to $5,063,000 for the six months ended June 30, 2000 compared to $4,012,000 for the six months ended June 30, 1999.

NET LOSS

     adam.com had a net loss of $1,506,000, or $0.28 cents per share, for the three months ended June 30, 2000, compared to a net loss of $2,296,000, or $0.51 cents per share, for the three months ended June 30, 1999. Net loss increased to $5,693,000, or $1.08 cents per share, for the six months ended June 30, 2000, compared to a net loss of $3,825,000, or $0.85 per share, for the six months ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2000, we had cash and short-term investments of $2,991,000 and working capital of $114,000.

     adam.com uses working capital to finance ongoing operations, fund the development and introduction of our new business strategy and acquire capital equipment. Deferred revenue increased $2,884,000 for the six months ended June 30, 2000 primarily due to advance payments from customers. As previously reported, during the period from May 1997 to November 1998, the Company repurchased 847,240 shares of common stock on the open market for an average price of approximately $2.58 per common share for an aggregate purchase price of approximately $2,186,000. The Company re-issued the remaining 498,212 of those shares during the six months ended June 30, 2000 for total cash proceeds of approximately $4,549,000. A portion of these shares were issued pursuant to the convertible Debenture discussed below. As of June 30, 2000 the Company holds no shares of common stock issued and outstanding in treasury.

     On November 15, 1999 adam.com signed an agreement with a Chicago-based institutional investor, Fusion Capital Fund I, LLC. Fusion Capital purchased a $6,000,000 Debenture which is convertible into common shares of adam.com at the lesser of (1) 130% of the fair value at the time of issuance, (2) the closing bid price at the date of conversion, (3) the average of the two lowest closing bid prices for the Company's common stock during the 10 trading days prior to the date of conversion or (4) the lowest sale price of the common stock on the conversion date as modified by agreement on June 6, 2000. From the closing of this transaction on January 28, 2000 through June 30, 2000 the Company issued 587,339 shares of its common stock at an average conversion price of $8.86 to satisfy the conversion obligation. As a result, $5,085,000 that previously secured the Company's obligations under the Debenture, which was being held as restricted cash of the Company, became unrestricted cash of the Company. The unconverted funds are being held in a custodial account and are reported as restricted cash. The funds become unrestricted and available to adam.com as the Debenture is converted into common stock. The Company has secured its right to sell a second $6,000,000 debenture (the "Second Debenture") to Fusion, at its sole option, pursuant to the terms above under the existing agreement.

     On June 6, 2000, adam.com entered into a Master Facility Agreement with Fusion Capital Fund II, LLC, an affiliate of Fusion Capital Fund I, LLC. Under the Master Facility Agreement, Fusion Capital agreed to enter into up to two identical equity purchase agreements providing for the purchase by Fusion Capital of up to $12,000,000 of the Company's common stock. Each equity purchase agreement requires that Fusion Capital purchase up to $6,000,000 of common stock at a price based upon the future performance of adam.com's common stock. adam.com estimates that the maximum number of shares the Company will issue under the first equity purchase agreement will be 1,500,000. Should the Company issue 20% or more of its outstanding shares, then shareholder approval would be required. The Company has the right to terminate the agreement at any time if more than 1,500,000 shares are issuable under the first equity purchase agreement. Additionally, adam.com has agreed to issue to Fusion Capital 154,286 shares of common stock as a commitment to enter into the Master Facility Agreement. The Company's entering into an equity purchase agreement is contingent upon the effectiveness of a Registration Statement on Form S-3 filed with the Securities and Exchange Commission. The Company does not currently intend to issue the Second Debenture referenced in the paragraph above. However, the Company will not terminate its right to issue the Second Debenture until the closing of the first equity purchase agreement.

     Management believes that cash on hand, together with anticipated cash flow from operations, in addition to the proceeds realized from the equity purchase agreement(s) described above, will be sufficient to meet the Company's working capital needs through the fourth quarter 2000. However, the Company may be required to raise additional capital to meet its working capital needs in the event that the Company does not enter into the equity purchase agreement(s) described above, or if shares are not sold under the equity purchase agreement. Further, the Company may be required to raise additional capital over the next six months to fully meet its capital and operating expenditures over the next twelve months.

     On December 31, 1999, the Company issued notes payable of $500,000 each to a director/officer of the Company and a commercial bank. These notes bear interest at 10% per annum with principal and interest due on December 31, 2000. The term of these notes may be extended for six months to June 30, 2001 at the option of the holders. The Company issued warrants to purchase 25,000 shares of common stock to each lender in conjunction with the issuance of the notes. The Company repaid the note and interest earned to the commercial bank on June 30, 2000, and paid the interest earned to the director/officer of the Company. The Company granted warrants to purchase an additional 25,000 shares of common stock at 80% of the fair market value or $3.20 on June 30, 2000, pursuant to the original terms of the note.

     We have experienced increases in our expenditures related to the execution of our business-to-business Internet syndication strategy, which was consistent with growth in operations, staffing and infrastructure development. We expect these expenditures, excluding restructuring and certain non-recurring, non-cash charges, to stabilize at current levels for the foreseeable future. We anticipate continued current levels of investment for content development, improved and new technologies, infrastructure development and product marketing and sales efforts. However, we will also continue to evaluate opportunities that create efficiencies, consolidate operating costs and reduce overhead such that overall expenditure levels remain controlled.

     We may raise additional funds in order to accelerate development of new and existing services and products, to respond to competitive pressures or to possibly acquire complementary products, businesses or technologies. There can be no assurance that any required additional financing will be available in terms favorable to us, or at all. If additional funds are raised by the issuance of equity securities, our shareholders may experience dilution of their ownership interest and these securities may have rights senior to those of the holders of the common stock. If additional funds are raised by the issuance of debt securities, we may be subject to certain limitations on its operations, including limitations on the payment of dividends. If adequate funds are not available or not available on acceptable terms, we may be unable to take advantage of acquisition opportunities, develop or enhance services or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

YEAR 2000 COMPLIANCE

     adam.com previously recognized the material nature of the business issues surrounding computer processing of dates into and beyond the Year 2000 and began taking corrective action. As of June 30, 2000, adam.com has not experienced any material disruptions of its internal computer systems or software applications, and has not experienced any problems with the computer systems or software applications of its third party venders, suppliers or service providers. adam.com's Year 2000 readiness costs were approximately $50,000, none of which were incurred in 2000. adam.com funded these costs through funds generated from operations and such costs were generally not incremental to existing information technologies budgets. adam.com does not currently expect to apply any further funds to address Year 2000 issues. adam.com currently does not know of any material difficulties encountered by consumers of its products as a result of the Year 2000 issue.

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). This bulletin summarizes certain of the Staff's views in the application of generally accepted accounting principles to revenue recognition in financial statements. The required implementation of SAB 101 has been deferred until the fourth quarter of 2000, although adoption would be as of January 1, 2000, if applicable. The Company is monitoring ongoing interpretations of SAB 101, but expects that there will be no material impact on the Company's financial statements.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements made in this report, and other written or oral statements made by or on behalf of adam.com, may constitute "forward-looking statements" within the meaning of the federal securities laws. When used in this report, the words "believes," "expects," "estimates," "intends" and similar expressions are intended to identify forward-looking statements. Statements regarding future events and developments and our future performance, as well as our expectations, beliefs, plans, intentions, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. Examples of such statements in this report include descriptions of our plans and strategies with respect to developing the site, our plans to develop additional strategic partnerships, our intention to add e-commerce to our business strategy, our continuing growth. All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected. We believe that these forward-looking statements are reasonable; however, you should not place undue reliance on such statements. These statements are based on current expectations and speak only as of the date of such statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise. Important factors known to management that could cause actual results to differ materially from those in forward-looking statements are described under the heading "Business --Disclosure Regarding Forward-Looking Statements" contained in the Company's Transition Report on Form 10-K for the nine months period ended December 31, 1999 filed with the Securities and Exchange Commission, as amended by Form 10-K/A filed on May 1, 2000.

The following are some of the factors that could cause our actual results to differ materially from the expected results described in our forward-looking statements:

- We have implemented a new Internet-based strategy and we may continue to incur losses.

- We may be unable to obtain sufficient capital to pursue our new Internet-based strategy, which would hurt our financial results.

- We cannot guarantee that any capital that we obtain to finance our operations will be on terms that are not unfavorable to us.

- We depend upon a limited number of strategic relationships which generate a significant portion of our operating revenues and we may not be able to form additional strategic relationships.

- We may be unable to compete effectively with other providers of or healthcare information, which would cause our Internet-based strategy to be unsuccessful.

- A decline in our net assets could cause us to fail to meet the listing requirements of the Nasdaq Stock Market.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of June 30, 2000, we had cash and cash equivalents of $2,991,000 invested in liquid money market funds or bank accounts with average maturities of less than 90 days. The cash and cash equivalents are subject to interest rate risk and we may receive higher or lower interest income if market interest rates increase or decrease. A hypothetical increase or decrease in market interest rates by 10 percent from levels at June 30, 2000 would not have a material impact on our cash or cash equivalents.


PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     adam.com, Inc. held its 2000 Annual Meeting of Shareholders on June 13, 2000. The following items were voted upon and the results of the voting were as follows:

     1. To elect two directors, Linda B. Davis and Francis J. Tedesco, to serve on the Company's Board of Directors until the 2003 Annual Meeting of Shareholders or until their successors have been duly elected and qualified and to elect one director, Daniel S. Howe, to serve on the Company's Board of Directors until the 2001 Annual Meeting of Shareholders or until his successor has been duly elected and qualified. The nominees, Ms. Davis and Mr. Tedesco, were elected to the Company's Board of Directors until the year 2003. Mr. Howe was elected to the Company's Board of Directors until the year 2001. There were 3,499,298 votes for, and 29,931 withheld for Ms. Davis. There were 3,499,298 votes for, 29,931 withheld for Mr. Tedesco. There were 3,499,298 votes for, and 29,931 withheld for Mr. Howe. Directors remaining in office until the 2002 Annual Meeting of Shareholders are Mr. Robert S. Cramer and Mr. John W. McClaugherty.

     2. To ratify the appointment of PricewaterhouseCoopers LLP as the Company's independent auditors for the fiscal year ending December 31, 2000. The votes of the shareholders to ratify PricewaterhouseCoopers LLP as the Company's independent auditors were as follows: 3,519,824 votes for, 7,580 votes opposed and 1,825 abstained.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

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

                                   adam.com, Inc.
                                   (Registrant)

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


                                   Date: August 14, 2000