Form 10-Q
period 2000-09-30
ADAM COM INC /DE/
filed 2000-11-14
CIK 863650

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2000

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM    _____________________


                         COMMISSION FILE NUMBER: 0-26962


                                 Adam.com, Inc.
            ---------------------------------------------------------
                          (EXACT NAME OF REGISTRANT AS
                            SPECIFIED IN ITS CHARTER)

                      Georgia                         58-1878070
    --------------------------------         ---------------------------------
    (STATE OR OTHER JURISDICTION OF          (IRS EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

                        1600 RiverEdge Parkway, Suite 800
                             Atlanta, Georgia 30328
                 -----------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                   (ZIP CODE)

                                  770-980-0888
                 -----------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


   ___________________________________________________________________________
          (FORMER NAME OR FORMER ADDRESS, IF CHANGED SINCE LAST REPORT)


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

As of November 14, 2000 there were 5,914,746 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.

                                 adam.com, Inc.
                                      Index


                          Part I--Financial Information

ITEM 1.  Financial Statements

         Condensed Balance Sheet (Unaudited) at
         September 30, 2000 and December 31, 1999.......................................3


         Condensed Statement of Operations (Unaudited)
         For the Three and Nine Months Ended
         September 30, 2000 and 1999....................................................4


         Condensed Statement of Cash Flows (Unaudited)
         For the Nine Months Ended
         September 30, 2000 and 1999....................................................5


         Statement of Changes in Shareholders' Equity
         and Comprehensive Income (Unaudited)
         For the Nine Months Ended
         September 30, 2000.............................................................6



         Notes to Condensed Financial Statements........................................7


ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.................................10


ITEM 3. Quantitative and Qualitative Disclosure about Market Risk......................16


                           Part II--Other Information


ITEM 6.  Exhibits and Reports on Form 8-K..............................................16

PART I: FINANCIAL INFORMATION
ITEM I: FINANCIAL STATEMENTS

                                 adam.com, Inc.
                             Condensed Balance Sheet
                        (In thousands, except share data)
                                   (unaudited)


                                                                              September 30,          December 31,
                                                                                  2000                   1999
                                                                             ----------------       ----------------
 ASSETS

Current assets:
      Cash and cash equivalents........................................          $ 1,656                $ 1,477
      Investment securities............................................            2,235                      -
      Accounts receivable (net of allowances
        of $152 and $103, respectively)................................            1,598                    828
      Note receivable (related party)..................................              263                      -
      Inventories......................................................              204                    314
      Prepaids and other...............................................              242                    925
                                                                             ----------------       ----------------
          Total current assets.........................................            6,198                  3,544

      Property and equipment, net......................................            1,088                  1,749
      Restricted time deposits.........................................              374                    449
      Intangible assets, net...........................................            1,565                  1,827
      Other non-current assets.........................................              444                    167
                                                                             ----------------       ----------------
          Total assets.................................................          $ 9,669                $ 7,736
                                                                             ================       ================


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable and accrued expenses............................          $ 1,437                $ 2,877
      Deferred revenue.................................................            3,757                    749
      Note payable.....................................................              -                      386
      Note payable (related party).....................................              427                    347
                                                                             ----------------       ----------------
          Total current liabilities....................................            5,621                  4,359

Shareholders' equity:
      Common Stock, $.01 par value; 20,000,000 authorized; 5,914,746
        and 5,400,581 shares issued and outstanding, respectively......               59                     54
      Unrealized gain on investments...................................              694                      -
      Other shareholders' equity.......................................            3,295                  3,323
                                                                             ----------------       ----------------
          Total liabilities and shareholders' equity...................          $ 9,669                $ 7,736
                                                                             ================       ================



The accompanying notes are an integral part of these condensed financial statements.

                                 adam.com, Inc.
                        Condensed Statement of Operations
                      (In thousands, except per share data)
                                   (unaudited)

                                                            Three Months                 Nine Months
                                                         Ended September 30,         Ended September 30,
                                                         ------------------      ----------------------
                                                         2000          1999          2000          1999
                                                     --------      --------      --------      --------
Operating revenues:
    Internet revenues, net .....................     $  2,171      $    181      $  4,457      $    213
    Product revenues, net ......................          681           903         1,904         2,650

                                                     --------      --------      --------      --------
      Total operating revenues .................        2,852         1,084         6,361         2,863
                                                     --------      --------      --------      --------

Operating expenses:
    Cost of revenues ...........................          202           203           521           805
    General and administrative .................          720           960         2,688         2,382
    Product and content development ............        1,161         1,730         3,498         3,919
    Sales and marketing ........................          604           882         2,435         2,237
    Depreciation and amortization ..............        1,101           268         2,250           443
    Restructuring charges ......................            0             0           613            47

                                                     --------      --------      --------      --------
      Total operating expenses .................        3,788         4,043        12,005         9,833
                                                     --------      --------      --------      --------

      Operating loss ...........................         (936)       (2,959)       (5,644)       (6,970)

    Interest income (expense), net .............          (47)           61          (937)          210
                                                     --------      --------      --------      --------

      Loss before income taxes and
        minority interest ......................         (983)       (2,898)       (6,581)       (6,760)

    Minority interest in consolidated subsidiary            0           105             0           142
    Losses from affiliate ......................          (41)            0           (83)            0
                                                     --------      --------      --------      --------

      Net loss .................................     $ (1,024)     $ (2,793)     $ (6,664)     $ (6,618)
                                                     ========      ========      ========      ========


Basic and diluted net loss per common share ....     $  (0.18)     $  (0.59)     $  (1.24)     $  (1.45)
                                                     ========      ========      ========      ========


Weighted average number of common
    shares outstanding .........................        5,626         4,759         5,386         4,574
                                                     ========      ========      ========      ========



The accompanying notes are an integral part of these condensed financial statements.

                                 adam.com, Inc.
                        Condensed Statement of Cash Flows
                                 (In thousands)
                                   (unaudited)

                                                                   Nine Months Ended
                                                                      September 30,
                                                             -----------------------------
                                                                  2000              1999
                                                               -------           -------
Net cash used in operating activities .......................  $(2,634)          $(4,560)
                                                               -------           -------

Investing activities
   Purchases of property and equipment ......................     (403)           (1,201)
   Purchases of investment securities .......................       --            (3,755)
   Proceeds from maturity of investment securities ..........       --             9,247
   Purchase of restricted time deposit ......................       --              (459)
   Redemption of restricted time deposit ....................       76               505
   Note issued to related party .............................     (325)               --
   Repayments of note receivable ............................       83                --
   Acquisition of intangible assets .........................       --               (50)
   Software development costs ...............................   (1,245)             (150)
   Deconsolidation of ThePort.com to equity basis ...........      (21)               --
                                                               -------           -------
     Net cash provided (used) by investing activities .......   (1,835)            4,137
                                                               -------           -------

Financing activities
   Proceeds received upon conversion of debentures ..........    5,202                --
   Proceeds from sale of common stock .......................      499                --
   Debt and equity issuance costs ...........................     (812)               --
   Repayment of note payable ................................     (500)               --
   Proceeds from related party for interest in
     consolidated subsidiary ................................       --               125
   Proceeds from exercise of common stock options
     and warrants ...........................................      259             1,743
                                                               -------           -------
     Net cash provided by financing activities ..............    4,648             1,868
                                                               -------           -------

Increase in cash and cash equivalents .......................      179             1,445
Cash and cash equivalents, beginning of period ..............    1,477             1,300
                                                               -------           -------

Cash and cash equivalents, end of period ....................  $ 1,656           $ 2,745
                                                               =======           =======


The accompanying notes are an integral part of these condensed financial statements.

                                 adam.com, Inc.
                  Statement of Changes in Shareholders' Equity
                            and Comprehensive Income
                        (In thousands, except share data)
                                   (unaudited)

                                                Common Stock        Additional  Common     Purchased
                                           ----------------------   Paid-in      Stock        Put          Accum.
                                             Shares      Amount     Capital     Warrants     Option       Deficit
                                           ----------  ----------  ---------   ---------    ---------    ----------
BALANCE AT DECEMBER 31, 1999 ...........   5,400,581   $      54   $  37,938   $     366    $       0    $ (33,696)

Net loss ...............................          --          --          --          --           --       (6,664)
Other comprehensive income, net of tax:
Net unrealized gains on investment .....          --          --          --          --           --           --

Total comprehensive loss ...............          --          --          --          --           --           --

Increase in investment of ThePort.com ..          --          --         141          --           --           --
Exercise of common stock options and
  warrants .............................      28,500          --         162          (7)          --           --
Issuance of common stock and
  common stock warrants ................       5,000          --          20          70           --           --
Forfeiture of common stock warrants ....          --          --          92         (92)          --           --
Sale of common stock ...................     133,333           1         497          --           --           --
Conversion of senior secured convertible
  debentures, net of amortization
  costs ................................     193,046           2       3,499          --           --           --
Beneficial conversion feature ..........          --          --         750          --           --           --
Issuance of commitment shares ..........          --          --         627          --           --           --
Purchased put option ...................     154,286           2         547          --       (1,041)          --
Stock compensation .....................          --          --          86          --           --           --

                                           ----------  ----------  ---------   ---------    ---------    ----------
BALANCE AT SEPTEMBER 30, 2000 ..........   5,914,746   $      59   $  44,359   $     337    $  (1,041)   $  (40,360)
                                           ==========  ==========  =========   =========    =========    ==========

                                            Accum.
                                            Other
                                             Comp.     Treasury
                                            Income       Stock        Total
                                           ---------   ----------   ---------
BALANCE AT DECEMBER 31, 1999 ...........   $       0   $  (1,285)   $   3,377

Net loss ...............................          --          --       (6,664)
Other comprehensive income, net of tax:
Net unrealized gains on investment .....         694          --          694
                                                                    ---------
Total comprehensive loss ...............          --          --       (5,970)

Increase in investment of ThePort.com ..          --          --          141
Exercise of common stock options and
  warrants .............................          --         114          269
Issuance of common stock and
  common stock warrants ................          --          --           90
Forfeiture of common stock warrants ....          --          --           --
Sale of common stock ...................          --          --          498
Conversion of senior secured convertible
  debentures, net of amortization
  costs ................................          --       1,018        4,519
Beneficial conversion feature ..........          --          --          750
Issuance of commitment shares ..........          --         153          780
Purchased put option ...................          --          --         (492)
Stock compensation .....................          --          --           86

                                           ---------   ----------   ---------
BALANCE AT SEPTEMBER 30, 2000 ..........   $     694   $       0    $   4,048
                                           =========   ==========   =========


The accompanying notes are an integral part of these condensed financial statements.

                                 adam.com, Inc.
       Notes to the Condensed Financial Statements (Unaudited)
                               September 30, 2000
1. BASIS OF PRESENTATION

     adam.com, Inc. ("adam.com", "we", or "the Company") is a leading creator and syndicator of online health and medical content to consumers, professionals and students around the world. The Company's customers include Web sites for consumer health, hospitals, clinics, physician practices, insurance firms and media companies. adam.com also reaches other vertical markets such as education, legal, broadcast and publishing. Founded in 1990, adam.com is headquartered in Atlanta, Georgia. Historically, adam.com has created and published medical and health information primarily through CD-ROM products and a variety of other second-tier distribution mediums, including broadcast, print and Internet-ready applications. adam.com marketed these products to the education, legal, consumer retail and professional markets. Today, adam.com's business model is based on the syndication of adam.com's award-winning health and medical content to numerous web-based and traditional businesses including health and Internet portals, e-commerce sites, media sites, health plans, governments and institutions.

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the general instructions to Form 10-Q and Article 10 of Regulation S-X. The 2000 financial statements include the accounts of the Company, which include the accounting for its equity interest in ThePort.com, Inc., an affiliated entity of the Company. During 1999, the Company consolidated ThePort.com, Inc. based on a controlling interest.

     In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the financial statements and notes thereto included in the Company's Transition Report on Form 10-K/A for the nine months ended December 31, 1999, which includes audited financial statements for the nine months ended December 31, 1999. Certain amounts in the prior years' financial statements have been reclassified to conform to the current year presentation.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

2.       SIGNIFICANT ACCOUNTING POLICIES

     SOFTWARE DEVELOPMENT COSTS. In accordance with SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", the Company expenses costs incurred in the preliminary project planning stage and, thereafter, capitalizes costs incurred in the developing or obtaining of internal use software. Costs, such as maintenance and training, are expensed as incurred. Capitalized costs are amortized over a period of not more than two years. For the nine months ended September 30, 2000, approximately $683,000 of costs have been capitalized for internal use software.

     IMPAIRMENT OF LONG LIVED ASSET. In accordance with FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. During the three months ended September 30, 2000, the Company recorded a non cash charge of approximately $703,000 to write down the Company's investment in the DrGreene.com intangible asset due to the impairment of value in accordance with FAS 121.

     STOCK OPTIONS. In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB Opinion No. 25, which became effective July 1, 2000. This interpretation requires variable accounting treatment for options that have been modified from their original terms. Accordingly, compensation cost shall be adjusted for increases or decreases in the intrinsic value of the modified awards in subsequent periods and until the awards have been exercised, forfeited, or expired. As of September 30,

2000, the Company has 420,000 outstanding options with an exercise price of $5.25 that are considered variable under this interpretation. The Company recorded no compensation cost for the three or nine months ended September 30, 2000 as a result of this interpretation.

     COMPREHENSIVE INCOME. The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130) to be effective for fiscal years beginning after December 15, 1997. This statement requires that all items, which are to be recognized as components of comprehensive income, be reported in a financial statement that is displayed with the same prominence as net income (loss). For the three months ended September 30, 2000, total comprehensive loss was $330,000. For the nine months ended September 30, 2000, total comprehensive loss was $5,970,000. Comprehensive loss differs from net loss due to unrealized gains on investment securities. The Company's comprehensive loss is the same as its net loss for each of the three and nine months ended September 30, 1999.

     CONCENTRATIONS. For the three months ended September 30, 2000, two customers accounted for approximately 39% and 12% of net revenues. For the nine months ended September 30, 2000, these two customers accounted for approximately 36% and 12% of net revenues.

3.       SENIOR SECURED CONVERTIBLE DEBENTURE

     On January 28, 2000, the Company issued a 0% Senior Secured Convertible Debenture (the "Debenture") in the amount of $6,000,000. In conjunction with this transaction, the Company issued 59,542 shares of common stock that had a fair value equal to approximately $780,000 as a commitment fee. This amount includes shares with a fair value of $180,000 as consideration for the purchaser's commitment to purchase a second $6,000,000 debenture. The Company issued a total of 587,339 shares of its common stock at an average conversion price of $8.86 to satisfy the conversion of a portion of the principal amount of the Debenture and, as a result, received an aggregate of $5,202,000, which was being held as restricted cash of the Company to secure the Debenture. The Company elected not to exercise its right to sell the second $6,000,000 debenture. On July 28, 2000, the Debenture matured and the remaining balance of the restricted cash was returned to the issuer.

4.       COMMON STOCK PURCHASE AGREEMENT

     On September 5, 2000, the Company entered into a Common Stock Purchase Agreement providing for the sale of up to $12,000,000 of the Company's common stock in two tranches of $6,000,000 each. In conjunction with this transaction, the Company issued 154,286 shares of common stock that had a fair value equal to approximately $549,000 as a fee for put rights in connection with the first tranche of $6,000,000. The Company has the option to determine the months in which purchases take place based on its cash requirements. Additional shares of common stock with a fair value of $411,000 will be required to be issued upon the Company's election to enter into a second tranche for the purchase of up to $6,000,000 of the Company's common stock.

5.       INVESTMENT SECURITIES

     On August 16, 2000 the Company accepted 1,927,079 shares of common stock in drkoop.com in lieu of certain cash payments as part of a content licensing agreement between the two companies. As a result, the Company recorded an increase in deferred revenues and investment securities available for sale of approximately $1,500,000. The revenue recognized under this contract is recorded on a subscription basis. On September 29, 2000, the fair value of drkoop.com's common stock was $1.16 per share, resulting in the Company recording a $694,000 unrealized gain in accordance with FAS 115. The unrealized gain is reflected in the Statement of Changes in Shareholders' Equity as a component of comprehensive income.

     As of November 13, 2000, the fair value of drkoop.com's common stock had declined to approximately $0.84 per share, reducing the value of the Company's investment to approximately $1,600,000.

6.       LOSS PER COMMON SHARE

     The Company computes basic loss per share based upon the weighted average number of issued common shares for each period. Diluted loss per share is based upon the addition of the effect of common stock equivalents (stock options and warrants) to the denominator of the basic loss per share calculation, using the treasury stock method, if their effect is dilutive.

7.       RELATED PARTY TRANSACTIONS

     A note payable in the amount of $500,000 was issued to an officer and director of the Company on December 31, 1999. The note bears interest at 10% per year. The note payable was accompanied by warrants to purchase 25,000 shares of common stock for $11.11 per share. The note is scheduled to mature on December 31, 2000; however, the term may be extended to June 30, 2001 at the option of the holder. The Company granted warrants to purchase an additional 25,000 shares of common stock at 80% of the fair market value, or $3.20, on June 30, 2000, pursuant to the original terms of the note. In October 2000, the Company paid approximately $265,000 of the note and accrued interest.

     As of September 30, 2000, current assets include the net realizable value of an outstanding note receivable due from certain employees of the Company. Management expects settlement of the outstanding balance on this note during the fourth quarter of 2000.

8.       LEGAL PROCEEDINGS

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

     The Company is subject to other legal proceedings and claims that have arisen in the ordinary course of its business. Management believes, based upon the advice of counsel, that ultimate resolution of these matters will not have a material adverse effect on the financial statements taken as a whole.

9.       SUPPLEMENTAL CASH FLOW INFORMATION

     Cash and cash equivalents include cash on hand and on deposit and highly liquid investments with an original maturity of three months or less. Cash payments of interest for the nine months ended September 30, 2000 and September 30, 1999 include interest of approximately $78,000 and $4,000, respectively.

     For the nine months ended September 30, 2000, adam.com incurred non-cash interest expense charges totaling $1,014,000 including a $750,000 charge for the beneficial conversion feature of the debenture and $264,000 of amortization expense related to the discount on the two notes payable issued December 31, 1999. For the nine months ended September 30, 2000, adam.com paid approximately $63,000 of interest expense related to the notes payable outstanding.

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

     adam.com, Inc. ("adam.com", "we", or "the Company") is a leading creator and syndicator of online health and medical content to consumers, professionals and students around the world. The Company's customers include Web sites for consumer health, hospitals, clinics, physician practices, insurance firms and media companies. adam.com also reaches other vertical markets such as education, legal, broadcast and publishing. Founded in 1990, adam.com is headquartered in Atlanta, Georgia. Historically, adam.com has created and published medical and health information primarily through CD-ROM products and a variety of other second-tier distribution mediums, including broadcast, print and Internet-ready applications. adam.com marketed these products to the education, legal, consumer retail and professional markets. Today, adam.com's business model is based on the syndication of adam.com's award-winning health and medical content to numerous web-based and traditional businesses including health and Internet portals, e-commerce sites, media sites, health plans, governments and institutions.

RESULTS OF OPERATIONS

     Total operating revenues increased $1,768,000, or 163%, to $2,852,000 for the three months ended September 30, 2000 compared to $1,084,000 for the three months ended September 30, 1999. During the three months ended September 30, 2000, Internet revenues accounted for $2,171,000, or 76%, of total operating revenues compared to $181,000, or 17%, of total operating revenues for the three months ended September 30, 1999. Internet revenues included revenues derived from activities related to the online syndication of our health-related content over the Internet, including subscription-based license fees, content license fees, co-branded page view fees, and advertising revenues. The $1,990,000, or 1,099%, increase in Internet revenues for the three months ended September 30, 2000 is primarily the result of additional syndication agreements signed by the Company and approximately $1,100,000 from increased activity related to a single subscription-based contract. During the three months ended September 30, 2000, product revenues accounted for $681,000, or 24%, of total operating revenues compared to $903,000, or 83%, of total operating revenues during the three months ended September 30, 1999. Product revenues included revenues derived from product sales and licensing to education, consumer, professional and international markets. The $222,000, or 25%, decrease in product revenues for the three months ended September 30, 2000 was due to the Company's transition from a traditional multimedia CD-ROM distributor to an Internet-based, online content provider. Internet revenues include two customers who make up 39% and 12% respectively of total operating revenues for the three months ended September 30, 2000.

     Total operating revenues increased $3,498,000, or 122%, to $6,361,000 for the nine months ended September 30, 2000 compared to $2,863,000 for the nine months ended September 30, 1999. During the nine months ended September 30, 2000, Internet revenues accounted for $4,457,000, or 70%, of total operating revenues compared to $213,000, or 7% of total operating revenues for the nine months ended September 30, 1999. The $4,244,000, or 1,992% increase in Internet revenues for the nine months ended September 30, 2000 is the result of additional syndication agreements signed by the Company and approximately $2,200,000 from increased activity related to a single subscription-based contract. During the nine months ended September 30, 2000 product revenues accounted for $1,904,000, or 30%, of total operating revenues compared to $2,650,000, or 93%, of total operating revenues during the nine months ended September 30, 1999. The $746,000, or 28%, decrease in product revenues for the nine months ended September 30, 2000 was due to the Company's transition from a traditional multimedia CD-ROM distributor to an Internet based, online content provider. Internet revenues include two customers who make up 36% and 12% respectively of total operating revenues for the nine months ended September 30, 2000.

COST OF REVENUES

     Cost of revenues decreased $1,000, or less than 1%, to $202,000 for the three months ended September 30, 2000 from $203,000 for the three months ended September 30, 1999. As a percentage of total operating revenues, cost of revenues decreased to 7% for the three months ended September 30, 2000 from 19% for the three months ended September 30, 1999 due primarily to an increase in Internet revenues and decreased costs of traditional CD-ROM product support.

     Cost of revenues decreased $284,000, or 35%, to $521,000 for the nine months ended September 30, 2000 from $805,000 for the nine months ended September 30, 1999 due to decreased software product revenues, decreased costs of traditional CD-ROM product support and reduced amortization of capitalized software development costs. Amortization of capitalized software development costs decreased $131,000, or 54%, to $110,000 for the nine months ended September 30, 2000 compared to $241,000 for the nine months ended September 30, 1999 as a result of previously recorded capitalized development costs being fully amortized during 1999. Shipped product component costs decreased $45,000, or 16% to $229,000 for the nine months ended September 30, 2000 compared to $274,000 for the nine months ended September 30, 1999 due to the decrease in product revenues during the nine months ended September 30, 2000. As a percentage of total operating revenues, cost of revenues decreased to 8% for the nine months ended September 30, 2000 from 28% for the nine months ended September 30, 1999 due primarily to an increase in Internet revenues.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses decreased $240,000, or 25%, to $720,000 for the three months ended September 30, 2000 from $960,000 for the three months ended September 30, 1999. This decrease is primarily attributable to lower costs resulting from the restructuring of the Company begun in the fourth quarter of 1999. The restructuring included the closing of the Company's San Francisco office, which decreased expenses approximately $343,000 for the three months ended September 30, 2000. This decrease in general and administrative expenses was partially offset by increased investor relations and corporate communications expenses of $99,000 designed to increase adam.com's visibility in the financial marketplace. As a percentage of total operating revenues, general and administrative expenses decreased to 25% for the three months ended September 30, 2000 compared to 89% for the three months ended September 30, 1999 due primarily to lower general and administrative expenses and increased total operating revenues.

     General and administrative expenses increased $306,000, or 13%, to $2,688,000 for the nine months ended September 30, 2000 from $2,382,000 for the nine months ended September 30, 1999. This increase is attributable to increased investor relations and corporate communications expenses of $488,000, designed to increase adam.com's visibility in the financial marketplace and $244,000 in increased professional and other expenses. This increase was offset by the closing of the San Francisco office discussed above, which resulted in lower general and administrative expenses of approximately $443,000 for the nine months ended September 30, 2000. As a percentage of total operating revenues, general and administrative expenses decreased to 42% for the nine months ended September 30, 2000 compared to 96% for the nine months ended September 30, 1999 primarily due to increased total operating revenues.

PRODUCT AND CONTENT DEVELOPMENT

     Product and content development expenses decreased $569,000, or 33%, to $1,161,000 for the three months ended September 30, 2000 from $1,730,000 for the three months ended September 30, 1999. This decrease is attributable to the capitalization of approximately $261,000 of internal software development costs. The restructuring, previously discussed, also resulted in lower compensation payments of approximately $228,000. As a percentage of total operating revenues, product and content development expenses decreased to 41% for the three months ended September 30, 2000 compared to 160% for the three months ended September 30, 1999 due primarily to increased total operating revenues.

     Product and content development expenses decreased $421,000, or 11%, to $3,498,00 for the nine months ended September 30, 2000 from $3,919,000 for the nine months ended September 30, 1999. This decrease is primarily attributable to the capitalization of approximately $561,000 of internal software development costs during the nine months ended September 30, 2000. The decrease is partially offset by higher compensation payments of approximately $165,000, primarily attributable to the San Francisco operations during the beginning of 2000, before the restructuring savings took effect. As a percentage of total operating revenues, product and content development expenses decreased to 55% for the nine months ended September 30, 2000 compared to 137% for the nine months ended September 30, 1999 due to increased total operating revenues.

SALES AND MARKETING

     Sales and marketing expenses decreased $278,000, or 32%, to $604,000 for the three months ended September 30, 2000 compared to $882,000 for the three months ended September 30, 1999. This decrease is attributable to lower advertising costs of approximately $100,000 and decreased focus on promotions targeted at the legal market, which resulted in lower promotional advertising and personnel costs totaling approximately $150,000. As a percentage of total operating revenues, sales and marketing expenses decreased to 21% for the three months ended September 30, 2000 from 81% for the three months ended September 30, 1999 primarily due to decreased sales and marketing expenses and increased total operating revenues.

     Sales and marketing expenses increased $198,000, or 9%, to $2,435,000 for the nine months ended September 30, 2000 compared to $2,237,000 for the nine months ended September 30, 1999. This increase is primarily due to higher headcount and salaries related to the content syndication sales force reflecting our increased focus on revenue generation. As a percentage of total operating revenue, sales and marketing expenses decreased to 38% for the nine months ended September 30, 2000 from 78% for the nine months ended September 30, 1999 due primarily to increased total operating revenues.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expenses represent depreciation on fixed assets, amortization of purchased intangible content and amortization of certain debt issue costs under the Senior Secured Convertible Debenture. Depreciation and amortization expense increased $833,000, or 311% to $1,101,000 for the three months ended September 30, 2000 compared to $268,000 for the three months ended September 30, 1999. Amortization expense for the three months ended September 30, 2000 included a non-cash charge for $703,000 related to the write off of a non-productive intangible asset (DrGreene.com).

     Depreciation and amortization expense increased $1,807,000, or 408%, to $2,250,000 for the nine months ended September 30, 2000 compared to $443,000 for the nine months ended September 30, 1999. Amortization expense for the nine months ended September 30, 2000 included a non-cash charge for $415,000 related to the amortization of debt issue costs and $693,000 of other intangible assets as well as the non-cash charge for $703,000 related to the write off of a non-productive intangible asset (DrGreene.com).

RESTRUCTURING CHARGES

     The Company incurred no restructuring charges in either the three months ended September 30, 2000 or the three months ended September 30, 1999. All restructuring charges reflected on the Company's Statement of Operations were incurred in the three months ended March 31, 2000 and the three months ended March 31, 1999.

     Restructuring charges were $613,000 for the nine months ended September 30, 2000 compared to $47,000 for the nine months ended September 30, 1999. The restructuring charges for the nine months ended September 30, 2000 include $100,000 pertaining to non-cash stock compensation paid to former employees; a write off of $243,000 of previously paid improvement costs related to the Company's terminated San Francisco building lease; and $270,000 for obsolete consumer Internet related service arrangements and content that will not have a future economic benefit to the Company. The restructuring charges for the nine months ended September 30, 1999 were incurred as a result of adam.com's plan to release substantially all of its direct sales force as part of its transition from a distributor of CD-ROM based products into an Internet content service provider. This restructuring plan resulted in a pre-tax charge of approximately $47,000 relating to the severance costs for the employees terminated. As a percentage of total revenues, restructuring expenses increased to 10% for the nine months ended September 30, 2000 compared to 2% for the nine months ended September 30, 1999.

INTEREST INCOME (EXPENSE)

     Net interest expense was $47,000 for the three months ended September 30, 2000 compared to net interest income of $61,000 for the three months ended September 30, 1999. Interest expense for the three months ended September 30, 2000 includes approximately $13,000 of interest expense related to the $500,000 note payable outstanding at September 30, 2000 and non-cash charges totaling $73,000 of amortization expense related to the discount on this note.

     Net interest expense was $937,000 for the nine months ended September 30, 2000 compared to net interest income of $210,000 for the nine months ended September 30, 1999. The interest expense for the nine months ended September 30, 2000 was primarily the result of a $750,000 non-cash charge for a beneficial conversion feature associated with the issuance of a $6,000,000 convertible debenture in January 2000. Interest expense for the nine months ended September 30, 2000 includes approximately $63,000 of interest expense related to the $1,000,000 notes payable issued December 31, 1999 and additional non-cash charges totaling $264,000 of amortization expense related to the discount on these notes.

OPERATING LOSS

     As a result of the factors described above, operating loss decreased $2,023,000, or 68%, to $936,000 for the three months ended September 30, 2000 compared to $2,959,000 for the three months ended September 30, 1999. Operating loss decreased $1,326,000, or 19%, to $5,644,000 for the nine months ended September 30, 2000 compared to $6,970,000 for the nine months ended September 30, 1999.

MINORITY INTEREST AND LOSS FROM AFFILIATE

     Through June 30, 2000, the results of operations of ThePort.com, Inc, which management believes have not been significant in relation to the Company's operations as a whole, were accounted for as a majority owned subsidiary and, accordingly, the results of operations, net of the minority interest, were included in the condensed consolidated financial statements of the Company. During the three months ended September 30, 2000, due to investments in ThePort.com by third parties, the determination was made that the Company no longer possessed a controlling interest in this entity. As a result, the results of operations of ThePort.com have been presented based on the equity method for the nine months ended September 30, 2000. Accordingly, the Company has recorded aggregate gains in the Statement of Shareholders' Equity of $141,000 related to increases in the carrying value of its investment in ThePort.com as a result of ThePort.com selling shares to outside investors at a per share value that exceeds the Company's per share investment. ThePort.com's results of operations are presented on a consolidated basis during 1999, reflecting zero revenues and $237,000 of operating expenses for the nine months ended September 30, 1999.

     During 1999, ThePort.com represented $70,000 and $95,000 of adam.com's net loss for the three and nine months ended September 30, 1999, respectively. During 2000, the Company reported a loss on its equity investment in ThePort.com of $41,000 and $83,000 for the three and nine months ended September 30, 2000, respectively.

NET LOSS

     As a result of the factors described above, net loss decreased $1,769,000 or 63%, to $1,024,000, or $0.18 per share, for the three months ended September 30, 2000, compared to a net loss of $2,793,000, or $0.59 per share, for the three months ended September 30, 1999. Net loss increased $46,000, or 1%, to $6,664,000, or $1.24 per share, for the nine months ended September 30, 2000, compared to a net loss of $6,618,000, or $1.45 per share, for the nine months ended September 30, 1999.

 LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2000, the Company had cash and cash equivalents of $1,656,000 and working capital of $577,000.

     Cash used by operating activities decreased to $2,634,000 during the nine months ended September 30, 2000 as compared to $4,560,000 during the nine months ended September 30, 1999. The improvement was primarily due to a $3,498,000 increase in total operating revenues and a $1,807,000 increase in non-cash expense related to depreciation and amortization costs, which had a positive impact on cash flows during the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999.

     Cash used by investing activities was $1,835,000 during the nine months ended September 30, 2000 as compared to cash provided of $4,137,000 during the nine months ended September 30, 1999. This decrease was due primarily to the net liquidation of $5,492,000 of investment securities during the nine months ended September 30, 1999 used to fund operations. The Company also invested approximately $1,200,000 in the development of software products for internal use or sale during the nine months ended September 30, 2000, as compared to $150,000 during the nine months ended September 30, 1999.

     Cash provided by financing activities increased to $4,648,000 during the nine months ended September 30, 2000 compared to $1,868,000 during the nine months ended September 30, 1999. The primary financing activities impacting cash flows were related to the purchase of a $6,000,000 convertible debenture and the common stock purchase agreement, which together produced a net cash inflow of $4,889,000 during the nine months ended September 30, 2000 compared to $0 during the nine months ended September 30, 1999.

     adam.com uses working capital to finance ongoing operations, fund the development and introduction of our new business strategy and acquire capital equipment. Deferred revenue increased $3,008,000 for the nine months ended September 30, 2000 due to advance cash payments from customers and the receipt of drkoop.com common stock, which had a fair value of approximately $1,500,000.

     As previously reported, during the period from May 1997 to November 1998, the Company repurchased 847,240 shares of its common stock on the open market for an average price of approximately $2.58 per common share for an aggregate purchase price of approximately $2,186,000. The Company re-issued the remaining 498,212 of those repurchased shares during the nine months ended September 30, 2000 for total cash proceeds of approximately $4,549,000. A portion of these shares were issued pursuant to the debenture discussed below. As of September 30, 2000 the Company held no shares of common stock in treasury.

     On November 15, 1999 adam.com signed an agreement with a Chicago-based institutional investor, Fusion Capital Fund I, LLC. Fusion Capital purchased a $6,000,000 debenture on January 28, 2000, which was convertible into shares of adam.com common stock. On July 28, 2000 this debenture matured and the remaining balance of the restricted cash was returned to the issuer. The Company elected not to purchase the second $6,000,000 debenture.

     On September 5, 2000, adam.com entered into a Common Stock Purchase Agreement with Fusion Capital Fund II, LLC, an affiliate of Fusion Capital Fund I, LLC. Pursuant to the Common Stock Purchase Agreement, Fusion Capital agreed to purchase up to $12,000,000 of the Company's common stock in two tranches of $6,000,000 each. The purchase price of the Company's common stock is based upon the future performance of adam.com's common stock. The Company determines the months in which purchases take place based on its cash requirements. adam.com estimates that the maximum number of shares the Company will issue under the first tranche will be 1,200,000. Should the Company be required to issue 20% or more of its outstanding shares, then shareholder approval will be required. The Company has the right to terminate the agreement at any time if more than 1,200,000 shares are issuable under the first tranche of the Common Stock Purchase Agreement. In conjunction with this transaction, the Company issued 154,286 shares of common stock that have a fair value equal to approximately $549,000 as a fee. Additional shares with a fair value of $411,000 are required to be issued if the Company elects to enter into a second tranche.

     Management believes that cash on hand, together with anticipated cash flow from operations, in addition to the proceeds already realized from and access to additional proceeds from the Common Stock Purchase Agreement described above, will be sufficient to meet the Company's working capital needs for the foreseeable future. However, the Company may be required to raise additional capital to meet its working capital needs if shares are not sold under the Common Stock Purchase Agreement. Further, the Company may be required to raise additional capital over the next six months to fully meet its capital and operating expenditures over the next twelve months.

     On December 31, 1999, the Company issued notes payable of $500,000 each to a director/officer of the Company and a commercial bank. These notes bear interest at 10% per annum with principal and interest due on December 31, 2000. The term of these notes may be extended for six months to June 30, 2001 at the option of the holders. The Company issued warrants to purchase 25,000 shares of common stock to each lender in conjunction with the issuance of the notes. The Company repaid the note and all accrued interest to the commercial bank on June 30, 2000, and has paid the accrued interest through September 30, 2000 to the director/officer of the Company. The Company granted warrants to purchase an additional 25,000 shares of common stock at 80% of the fair market value on June 30, 2000, pursuant to the original terms of the note. In October 2000, the Company paid approximately $265,000 of the note and accrued interest to the director/officer of the Company.

     For the nine months ended September 30, 2000, adam.com reflects a net loss as a result of expenditures related to continued execution of our business-to-business Internet syndication strategy. However, these expenditure levels, excluding restructuring and certain non-recurring, non-cash charges, have been decreasing as confirmed by the results of operations for the three months ended September 30, 2000, primarily due to lower costs resulting from our restructuring begun in the fourth quarter of 1999. We expect these costs to stabilize at their current, lower levels for the foreseeable future. We anticipate continued current levels of investment for content development, improvement of existing and development of new technologies, infrastructure development and product marketing and sales efforts. However, we will also continue to evaluate opportunities that create efficiencies, consolidate operating costs and reduce overhead such that overall expenditure levels remain controlled.

     We may raise additional funds in order to accelerate development of new and existing services and products, to respond to competitive pressures or to possibly acquire complementary products, businesses or technologies. There can be no assurance that any required additional financing will be available at terms favorable to us, or at all. If additional funds are raised by the issuance of equity securities, our shareholders may experience dilution of their ownership interest and these securities may have rights senior to those of the holders of the common stock. If additional funds are raised by the issuance of debt securities, we may be subject to certain limitations on our operations, including limitations on payment of dividends. If adequate funds are not available or not available on acceptable terms, we may be unable to take advantage of acquisition opportunities, develop or enhance services or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements made in this report, and other written or oral statements made by or on behalf of adam.com, may constitute "forward-looking statements" within the meaning of the federal securities laws. When used in this report, the words "believes," "expects," "estimates," "intends," "anticipates" and similar expressions are intended to identify forward-looking statements. Statements regarding future events and developments and our future performance, as well as our expectations, beliefs, plans, intentions, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. Examples of such statements in this report include descriptions of our plans and strategies with respect to the development of our business model, management of our expenditures, access to additional funds, investments and our continuing growth. All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected. We believe that these forward-looking statements are reasonable; however, users should not place undue reliance on such statements. These statements are based on current expectations and speak only as of the date of such statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise. Important factors known to management that could cause actual results to differ materially from those in forward-looking statements are described under the heading "Business --Disclosure Regarding Forward-Looking Statements" contained in the Company's Transition Report on Form 10-K for the nine months ended December 31, 1999 filed with the Securities and Exchange Commission, as amended by Form 10-K/A filed on May 1, 2000.

     The following are some of the factors that could cause our actual results to differ materially from the expected results described in our forward-looking statements:

- We have implemented an Internet-based strategy and we may continue to incur losses.

- We may be unable to obtain sufficient capital to continue pursuit of our Internet-based strategy, which would hurt our financial results.

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

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of September 30, 2000, we had cash and cash equivalents of $1,656,000 invested in liquid money market funds or bank accounts with average maturities of less than 90 days. The cash and cash equivalents are subject to interest rate risk and we may receive higher or lower interest income if market interest rates increase or decrease. A hypothetical increase or decrease in market interest rates by 10 percent from levels at September 30, 2000 would not have a material impact on our cash or cash equivalents

PART II - OTHER INFORMATION

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


                                              /s/ ROBERT S. CRAMER, JR.
                                              ----------------------------------
                                              Robert S. Cramer, Jr.
                                              Chairman of the Board, Co-Founder,
                                              Chief Executive Officer

                                              /s/ MICHAEL S. FISHER
                                              ----------------------------------
                                              Michael S. Fisher
                                              Chief Financial Officer


                                              Date:  November 14, 2000