Form 10-K
period 2000-12-31
ADAM COM INC /DE/
filed 2001-03-29
CIK 863650

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)
   [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15( ) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                              OR
   [ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15( ) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM

                         COMMISSION FILE NUMBER 0-26962

                                 ADAM.COM, INC.

             (Exact name of registrant as specified in its charter)

                   GEORGIA                                      58-1878070
          (State of incorporation)                   (IRS Employer Identification No.)

                       1600 RIVEREDGE PARKWAY, SUITE 800
                             ATLANTA, GEORGIA 30328
               (Address of Principal Executive Offices, Zip Code)

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (770) 980-0888

          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
---------------------------------------------  ---------------------------------------------
        Common Stock, par value $.01                              NASDAQ

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

    The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and directors are "affiliates" of the Registrant) as of March 28, 2001 (based on the closing sale price of the Registrant's common stock, par value $.01, as reported on the Nasdaq National Market on such date) was $11,694,878. 6,340,949 shares of common stock were outstanding as of March 28, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE

    NONE.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                         --------
                                     PART I.

Item 1.   Business....................................................       1

Item 2.   Properties..................................................      14

Item 3.   Legal Proceedings...........................................      14

Item 4.   Submission of Matters to a Vote of Security Holders.........      14

                                    PART II.

Item 5.   Market for Registrant's Common Equity and Related
           Stockholder Matters........................................      15

Item 6.   Selected Financial Data.....................................      15

Item 7.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations..................................      17

Item 7A.  Quantitative and Qualitative Disclosures About Market
           Risk.......................................................      27

Item 8.   Financial Statements and Supplementary Data.................      27

Item 9.   Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure...................................      27

                                    PART III.

Item 10.  Directors and Executive Officers of the Registrant..........      28

Item 11.  Executive Compensation......................................      30

Item 12.  Security Ownership of Certain Beneficial Owners and
           Management.................................................      33

Item 13.  Certain Relationships and Related Transactions..............      34

                                    PART IV.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
           Form 8-K...................................................      35

                                    PART I.

ITEM 1. BUSINESS

    IN THIS REPORT, THE TERMS "ADAM.COM," "THE COMPANY" AND "WE" REFER TO ADAM.COM, INC. IN ADDITION, THE TERM "CALENDAR 2000", UNLESS OTHERWISE SPECIFICALLY INDICATED, REFERS TO THE TWELVE-MONTH PERIOD ENDING DECEMBER 31, 2000. THE TRANSITION REPORTING PERIOD FROM APRIL 1, 1999 TO DECEMBER 31, 1999 WILL BE REFERRED TO AS "THE NINE MONTHS ENDED DECEMBER 31, 1999" AND THE TERM "FISCAL 1999" WILL REFER TO THE FISCAL YEAR ENDED MARCH 31, 1999, UNLESS OTHERWISE SPECIFICALLY INDICATED.

OVERVIEW

    adam.com develops and syndicates web-enabled medical and health information products. These products combine physician-reviewed text, medical illustrations, animation, 3D models, and interactive tools. Our experience in developing products for the educational market, from K-12 through higher education, enable us to create products that explain complex medical and health subject matter in a way that is easily understood and retained by the end user. Since 1998, we have been marketing our online health information products to a variety of customers in the eHealth and eLearning markets. These customers range from large consumer portal sites such as Yahoo!, to large government-sponsored sites such as the National Library of Medicine. Our business model is based upon multi-year licensing agreements that yield recurring revenues and high gross margins.

    Our content assets, more than 15 years in the making, include more than 10,000 pages of text-based information that are regularly updated for editorial excellence; 40,000 medical illustrations that have been drawn and compiled by our in-house team of master-degreed medical illustrators; an extensive library of 3D models derived from the Visible Human Project; thousands of animations depicting disease states and other medical conditions and topics, many of which are broadcast-quality; and interactive tools and technology. Collectively, we believe these assets represent the single largest database of proprietary health and medical related content anywhere in the world.

    We believe that pictures are worth a thousand words and illustrated approaches to explaining medical conditions has a significant impact on the way people understand their bodies and medical situations that affect it. We also believe that our products will have an impact in the way patient education information is delivered and used in personal health management, prevention, care management, and after care applications. Over time, we believe we have the potential to capture a significant share of the patient education market with our premium visual and text based health information, whether it is being distributed over the Internet or a component of point-of-care applications within the health provider system.

    Given the explosive growth of Internet usage, and more than 100 million adult Americans who have searched for health or medical information online, we believe that our products will also play an increasing role in the service offerings of healthcare providers, the pharmaceutical industry, and the health insurance and managed care industries. These organizations are actively looking for ways to improve efficiencies, communicate better with current and potential patients and plan members, and remain competitive in an environment that is increasingly becoming more crowded with direct-to-consumer marketing. These organizations must also deal with broader technical and compliancy issues such as HIPAA (the Health Insurance Portability and Accountability Act) and other federal regulations as they begin to effect changes in the U.S. healthcare system. We will also focus our marketing efforts on the growing U.S. Hispanic population. With more than 34 million Spanish-speaking consumers in the U.S., we believe that there will be an increasing need to provide health information to this fast growing community. New legislation requiring federally funded organizations, such as hospitals and other healthcare providers, to translate information into other languages for people with limited English proficiency, will fuel our opportunities with Spanish versions of our health information products.

    With these changes, we believe that traditional healthcare organizations will not only be more technically adept, but also will increasingly embrace and appreciate the content-rich, unique nature of our health information products, tools and technology.

    We currently provide our web-based products to more than 35 syndication customers that include some of the largest portal sites on the Internet, as well as a major pharmaceutical organization, healthcare providers and specialty health web sites. Through this syndication network, our content is searched and viewed by millions of consumers around the world. Based upon the size and scope of our syndication network, we believe that adam.com is the single largest provider of disease-related information on the Internet, and one of the most well recognized health information brands.

    We were incorporated in 1990 as A.D.A.M. Software, Inc., and changed our name to adam.com, Inc. in 1999. We plan to change our name to a.d.a.m., Inc. in 2001 pending board approval. We are based in Atlanta, Georgia.

INDUSTRY

    Over the last decade, the Internet has emerged as a significant global communications medium and an effective alternative to many forms of traditional media. The Internet enables consumers to instantly retrieve information and communicate with others and, as a result, Internet use is growing rapidly. According to Cyber Dialogue, an industry research and consulting company,
88.5 million adults will use the Internet to find health information by 2005, and will shop for health products and communicate with affiliated payers and providers through online channels. Other recent surveys indicate well over 100 million adult Americans have gone online to look for health or medical information.

    According to Cyber Dialogue's study, THE FUTURE OF EHEALTH, "The consumer demand for healthcare content has already reached critical mass, an estimated
36.7 million adults, and will continue to grow at roughly twice the rate of the overall online population." The study highlights the importance for businesses to understand eHealth consumers in an online health market increasingly categorized by content, commerce and connectivity.

    The rapid growth of the Internet as a tool for information research, communication, and eCommerce has resulted in a proliferation of web sites dealing with a number of topics, products and services. Correspondingly, the eHealth market is changing rapidly as companies involved in eHealth are maturing and evolving their product offerings to connect consumers more directly into the patient-provider relationship. According to a recent study performed by the Boston Consulting Group on the impact of eHealth on patients and physicians, a number of observations were cited:

    - the economic promise of eHealth is in its ability to influence the behavior of patients and doctors in ways beneficial to healthcare companies;

    - the most valuable patients are the biggest users of health-related Internet services;

    - the importance of the Internet in health care will increase; and

    - for doctors, the main appeal of eHealth is its ability to improve their efficiency.

    The demand for online healthcare information is creating many opportunities for businesses to reach new consumers and expand their relationships with existing customers. The emergence of eHealth and the rapidly growing acceptance of the Internet by consumers as a valuable tool for communication and information research, makes adam.com well positioned to establish a clear brand identity as a reliable source of comprehensive online healthcare information. We intend to capture a leading share of the online health information market as this industry continues to grow.

OUR PRODUCTS AND SERVICES

    We offer a comprehensive suite of information-based, web-enabled products that are focused on the explanation of health and medical topics. We also have several CD-ROM-based products that are sold primarily to the K-12 and higher education markets; however, we are reacting to a major trend in the education markets to offer these products as web-enabled versions that can be sold as online curriculum subscriptions or as online curriculum enhancements to traditional textbook sales.

    The following chart summarizes our products and who might use them:

--------------------------------------------------------------------------------
 PRODUCT                       CUSTOMER OR USER         DESCRIPTION

  Health Illustrated            Consumers, patients with      A web based product that
  Encyclopedia                  pre- care or after-care       delivers answers to common
                                information needs. Also       medical questions relating
                                available for Spanish and     to diseases and conditions,
                                Portuguese speaking           medical tests, symptoms,
                                consumers                     injury, treatment options,
                                                              surgical procedures and
                                                              nutrition in more than
                                                              10,000 searchable pages of
                                                              content

  Pregnancy Health Center       Consumers, expectant          A web based product that
                                mothers, parents              provides topical health
                                                              information and interactive
                                                              tools on pregnancy, from
                                                              pre-conception to
                                                              post-partum

  Child Safety Health Center    Parents                       A web based product that
                                                              covers a variety of topics
                                                              related to first aid, home
                                                              and indoor safety, food and
                                                              nutrition

  Outdoor Health Center         Consumers, hikers, outdoor    A web based product that
                                and sports enthusiasts,       addresses over 400 topics
                                campers                       relating to outdoor health
                                                              and safety

  Surgeries and Procedures      Consumers, patients for pre-  A web based product that
                                and after-care treatment and  explains various surgeries
                                self education                and medical procedures
                                                              step-by-step using
                                                              easy-to-understand language
                                                              supplemented by medical
                                                              illustrations, diagrams and
                                                              imagery

  A.D.A.M. Interactive Anatomy  Undergraduate anatomy and     A CD-ROM product that that
                                physiology students,          simulates human anatomical
                                physicians                    dissection of both male and
                                                              female bodies. More than
                                                              22,000 anatomical structures
                                                              can be identified

  A.D.A.M. Online Anatomy       Undergraduate anatomy and     A web enabled version of
                                physiology students,          A.D.A.M. Interactive Anatomy
                                physicians, remote or
                                eLearning students

  Interactive Physiology        Undergraduate health          A series of seven CD-ROM
                                sciences students             products co-developed
                                                              between adam.com and
                                                              Benjamin Cummings. Each
                                                              module is designed to
                                                              integrate anatomical
                                                              structures with
                                                              physiological functions

  IPWeb                         Undergraduate health science  A web enabled version of
                                students                      Interactive Physiology

  A.D.A.M. At Home Series       K-12 students and teachers    A series of CD-ROM products
  School Editions                                             including A.D.A.M. The
                                                              Inside Story, Nine Month
                                                              Miracle and Life's Greatest
                                                              Mysteries coupled with
                                                              curriculum guides for
                                                              teachers

  Health Image Catalog          Students, teachers,           A web based database of
                                healthcare professionals,     medical images depicting
                                media organizations, legal    normal anatomy, trauma,
                                professionals                 medical procedures and
                                                              pathologies

    We also offer our customers various custom services including medical illustration and animation development services, and web-based programming services. These custom services are important to position ourselves as an information solution provider. We believe that in order to provide full-service solutions to our customers, we must provide flexibility in the way our products are configured and delivered. We also recognize the opportunity for customized content offerings based on specific information requirements that our customers may have currently, or based on future trends in health information demanded by consumers.

    Our ability to meet the needs of our customers will be dependent, in large part, on our ability to offer customized content solutions. To achieve this goal, we intend to create a technology platform that will take advantage of our vast content database and product expertise to produce more customized content offerings that can be leveraged throughout our syndication network.

OUR MARKETS

    We have historically served, managed and reported revenues from four main markets:

    - EDUCATION. The medical school, undergraduate, allied health (nursing, physical therapy, occupational therapy, etc.) and K-12 educational institutions and students that purchase CD-ROM based products primarily used for instructional purposes in teacher/student environments;

    - PROFESSIONAL. The healthcare, pharmaceutical and legal industries including professionals and other third parties to whom we have sold software or licensed content and technology for use in developing products for healthcare and other health information providers;

    - CONSUMER. The general public at large, interested in wide ranges of health information including common diseases, pregnancy and basic body systems that purchase CD-ROM software designed to present in an educational, yet entertaining, interesting and engaging/interactive way;

    - INTERNET. Businesses and other organizations that provide adam.com health information, imagery or other content to end users by permitting access to their web pages made available on the Internet.

    As we continue to evolve and enable most of our products and content for distribution via the Internet, we are redefining our markets to more appropriately reflect the type of customer to whom we are targeting and selling our products. Therefore, we will report revenues in future years in terms of products and services sold to four primary markets described below which will be reached through a combination of direct sales, consulting groups and resellers.

    - THE CONSUMER MARKET. We have traditionally sold to this market a series of CD-ROM products through traditional retail and OEM distribution, but we are now significantly extending our reach to consumers looking for health information with our business-to-business syndication strategy. Our premier consumer Internet product is the Health Illustrated Encyclopedia and its derivatives, which are used for Internet sites that create value by providing consumer level healthcare information. According to recent studies, there are more than 15,000 of these health-related Internet sites. They include consumer-focused web portal sites, general health and wellness web sites, government-sponsored web sites, specialty health and wellness web sites, and pharmaceutical organizations that are building direct-to-consumer web sites for the promotion of their drugs.

    During calendar 2000, these health-related Internet sites have represented 93.4% of our Internet licensing revenue and we believe that this market will continue to provide a significant source of revenue for us future. We intend to leverage potential opportunities with our existing base of customers for additional product offerings and custom services.

    - THE HEALTH PROVIDER MARKET. The health provider market includes hospital organizations and large physician practice groups that are providing health care services directly to consumers. There are more than 6,000 hospitals in the U.S., with more than 2,000 of these exceeding 200 beds. It is this universe that we intend to aggressively market to as hospitals and physician groups move toward building a value and service-based web strategy. We believe that this strategy is two-fold:

    - providers are seeking to enhance their web sites with content, tools and services to connect consumers to their organizations in their targeted service area; and

    - providers are evolving their web sites to providing more point-of-care services including the effective use of personalized health information transactions as part of patient education and risk management.

    According to recent surveys, almost all patients will become more active in their own care and will begin to use more interactive tools such as care management programs with their physicians. We believe we have significant opportunity to also sell our information products into this area of eHealth and to involve our content more directly in the patient-provider relationship.

    - THE HEALTH INSURANCE AND MANAGED CARE MARKET. Often referred to as Payers, the health insurance and managed care market includes a broad range of health insurance companies, managed care organizations, and large employers who are self-insuring or who are moving from defined benefit programs to defined contribution programs. We believe that each of these organizations will want to help their plan members and employees better understand healthcare issues of interest to them. We believe that our health information products are well suited to assist Payers in two important aspects:

    - the recognition and identification of disease for early health intervention; and

    - demand management of plan members and employees to appropriately seek health intervention when appropriate or as necessary.

    By providing information on relevant healthcare issues, these end users can make more informed healthcare decisions. Payers are also interested in building closer relationships with their constituents that can improve member retention and employee health and productivity. As such, we believe this market will want to include medically sound health and wellness information that can serve to educate people about their health status and improve the appropriate utilization of expensive healthcare resources.

    - THE EDUCATIONAL/ELEARNING MARKET. The educational/eLearning market includes, higher education, K-12, and allied health markets. Historically, we have sold to this market our CD-ROM-based products, but we have seen growing demand for web-based versions of our education products by an emerging eLearning market. To service this market, we have migrated several of our key products to the web, most notably of which is our Interactive Physiology line of products, co-produced with Benjamin Cummings, an imprint of Addison Wesley Longman, part of the Pearson Education family of companies. We also intend to release our flagship educational product, A.D.A.M. Interactive Anatomy as a web-enabled version in 2001. This product will be offered as an online subscription to students and educational institutions.

    With the release of these web-enabled educational products, we believe that we have significant potential to partner with leading publishers who are seeking ways to add value to their textbook offerings, and eLearning businesses that offer subscription-based curriculum delivered over the Internet. We have already completed contracts with several major book publishers and with key eLearning companies.

CUSTOMER SUPPORT AND CLIENT SERVICES

    We believe that a high level of customer support is absolutely necessary to attract and retain customers, and therefore provide several levels of customer support for both our CD-ROM end users and our syndication customers. We provide free, toll-free telephone technical support for our CD-ROM end users, and through our client services team, we maintain direct and ongoing relationships with our online customers for technical support, integration issues, content updates, and maintenance.

OUR PLATFORM, PRODUCT AND CONTENT DEVELOPMENT

    Our platform is designed to handle content creation, content management and content distribution. We are currently developing improvements to our platform that will better enable us to create custom sub-sets of our content. We also host content for several of our larger customers. Our platform technology and servers are managed in a secured data center with built in redundancies at our corporate offices in Atlanta, Georgia.

    By enhancing our platform and developing additional content, products and technologies, we expect to expand our syndication network with new customers and derive incremental revenues from our current syndication customers. Toward that end, we are developing complimentary product offerings that are derived from our content database and from content and products that we acquire in strategic transactions. In addition, we have developed a number of tools that will enhance our ability to manage the workflow of our content production from creation through delivery to our customers creating faster times to market with new products and improved efficiencies in delivering and maintaining products for our customers. Our goal is to build a comprehensive content management system that will enable us to create new product offerings cost effectively and reduce the amount of time and resources currently expended to manage our content assets. Additional products that we develop may be provided to our current network of customers as content enhancements or sold incrementally as separate products.

    We are also implementing index protocols so that information from our content database may be easily extracted, packaged, licensed and managed for a customer. By maintaining our content database in this way, we are able to efficiently develop new products and streamline the time to market for them. In addition, the application of various vocabularies and indexing terms will allow us to achieve the broadest possible reach for our content as many third party application developers and end user customers may require our content to be indexed in these ways. Development of these enabling technologies will allow us to create highly targeted products with different strategic purposes. Examples include:

    - lower-cost, text-only versions of the Health Illustrated Encyclopedia that would expand our reach into the health site and hospital market;

    - additional health centers that are focused on particular disease states such as diabetes, cancer and heart disease; and

    - image libraries that can be harvested for various purposes such as medical and pharmaceutical sales training.

    We believe that the combination of our one-of-a-kind health information assets, a vast majority of which we consider to be "evergreen" in nature, and a tightly integrated content management system will allow us to achieve a considerable competitive advantage in our targeted markets.

EDITORIAL EXCELLENCE

    Our health information products are developed and maintained to the highest degrees of completeness, relevancy and medical accuracy. Our editorial process is divided into five areas:

    - DEVELOPMENT. Medical writers, health practitioners and medical illustrators develop our content. Previously published content is scheduled for review and is internally evaluated for completeness and relevancy. Also, textual content is evaluated for enhancement with new and appropriate visuals.

    - REVIEW. Our Content Review Board (CRB) evaluates the accuracy of the text and visual content. The CRB consists of physicians who are specialists in their field that provide input on the medical accuracy, relevancy and completeness of our health information.

    - EDITORIAL. Our editorial staff reviews all content, both textual and visual, for grammar, style and consistency. A content quality assurance check is also performed. Acquired content, which has demonstrated adherence to the criteria of the CRB and our editorial standards, may enter the editorial process at this stage.

    - PRODUCTION. The content is indexed, stored in a data management environment, coded and tagged for presentation. Another level of technical and content quality assurance checks are also performed during this step.

    - PUBLICATION. This is the stage we distribute our content, or product, to customers. Customers integrate our products with their Internet sites and provide feedback to the editorial process in the form of customer inquiries. Our health information is regularly updated and, in most cases, this update cycle is repeated quarterly. Upon receipt of editorially reviewed and updated information, customers are contractually obligated to implement the updated content on their site.

SALES AND MARKETING

    Our national sales force is divided into two areas: an Enterprise sales group that targets the consumer, provider, and payer markets; and our Education sales group that targets educational resellers and distributors, large university systems, and major publishers. We market our products and services through direct sales contacts, our reseller network, consulting groups that provide professional services such as web strategy to our target markets, by participating in major industry trade shows and by leveraging our existing customer base.

    We have also established certain strategic partners to expand our sales and distribution into international markets. For example, we have partnered with an organization that has translated our Health Illustrated Encyclopedia into both Spanish and Portuguese. We believe that their distribution relationships in the Latin American, South American, Portuguese and Spanish markets will enable us to quickly gain market share as their Internet adoption rate accelerates, with a product that is localized in their language and culturally adapted for their use.

STRATEGIC ALLIANCES AND IMPORTANT RELATIONSHIPS

    We have developed important relationships with various organizations that operate in our target markets. We intend to further expand our relationship with these and other strategic alliances:

    - PEARSON EDUCATION, A SUBSIDIARY OF PEARSON PLC. Addison Wesley Longman ("AWL"), an imprint of Pearson Education, is a major publisher of science, health science, nursing and allied health textbooks for undergraduate education institutions. AWL is our largest shareholder and has product development and distribution relationships with us. AWL worked with us to co-develop a series of multimedia products, known as A.D.A.M. Benjamin/Cummings Interactive Physiology, for the undergraduate health sciences market. Both companies sell these products, with adam.com focused on the institutional market and AWL focused on the student market. We have completed a web-enabled version of these products called IPWeb, which is currently being sold as online curriculum subscriptions.

    - DRTANGO.COM, INC. DrTango develops and licenses premium, web-based and health and medical-related applications and content delivered in Spanish and Portuguese languages. DrTango translated our Health Illustrated Encyclopedia and certain other content products and has secured distribution rights from us for these products into several Spanish- and Portuguese-speaking markets internationally. We believe there exists significant potential for our products to capture a large market share of health information providers and users within both the international Spanish-speaking markets as well as the U.S. Hispanic market.

    - OTHER IMPORTANT RELATIONSHIPS

       - WEBMD CORP. Since February 1998, WebMD has been redistributing our Health Illustrated Encyclopedia throughout its distribution network. Revenues from WebMD comprised 33% of our overall revenues for calendar 2000.

       - DRKOOP.COM. Since March 1998, drkoop.com has displayed and redistributed our Health Illustrated Encyclopedia throughout its distribution network. Revenues from drkoop.com comprised 13% of our overall revenues for calendar 2000.

       - YAHOO! Yahoo! is a leading global internet company that licenses our content for its Yahoo! Health web site. Our content is branded on every web page where it appears on the Yahoo! site. We believe this high visibility on Yahoo! broadens our brand's awareness and increases interest in our content products.

       - NATIONAL LIBRARY OF MEDICINE. The National Library of Medicine, a facility of the Federal government's National Institutes of Health, licenses our content for use on MEDLINEPLUS, one of the world's largest sources of health information. This service provides access to extensive information about specific diseases and conditions and also has links to consumer health information from the National Institutes of Health.

    We also currently have ongoing multiyear relationships with other leading health information providers including: Merck-Medco, Oxygen Media, Inc., Bell & Howell, CNNewsource Sales, and Cox Interactive Media.

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

PROPRIETARY RIGHTS AND LICENSES

    We regard our software and the adam.com content repository as proprietary. We rely primarily on a combination of copyright, trademark, trade secret and confidential information laws, employee and third-party nondisclosure agreements and other methods to protect our proprietary rights. There can be no assurance that these protections will be adequate to protect our intellectual property rights or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technologies. We have obtained federal registrations of the trademarks of the logos for "A.D.A.M.," "The Inside Story," "Nine Month Miracle," "Anatomy Practice" logos as well as 16 additional trademarks in the United States. We have applied for registration of two additional trademarks in the United States. We have also obtained registrations of the "A.D.A.M." trademark in 24 foreign countries. We have applications for registration of the mark pending in an additional three countries. We do not currently hold any patents or have any patent applications pending. We believe that, due to the rapid pace of innovation within the multimedia and software industries, factors such as the technological and creative skills of our personnel and the quality of the content of our products are more important in establishing and maintaining a leadership position within the industry than are the various legal protections of our technology.

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

COMPETITION

    We recognize that the market for consumer health information is highly competitive and rapidly evolving. There are a number of companies offering health content in a variety of product configurations, price points, and content depth.

    Presently, we can define our competition into the following groups:

    - publishers and distributors of traditional print media targeted to healthcare professionals, patients and health-conscious consumers;

    - vendors of healthcare information, products and services distributed through other means including direct sales, mail and fax messaging;

    - public sector and non-profit organizations that provide healthcare information without commercial sponsorships, such as the American Medical Association and Healthwise, Inc.; and

    - online services or web sites targeted to the healthcare industry or consumers such as Medscape and Intelihealth.

    Many of our competitors enjoy significant competitive advantages including: greater resources that can be devoted to the development, promotion and sale of their products and services; longer operating histories; greater brand recognition; and larger customer bases.

    We believe that the principal competitive factors in our target markets are comprehensiveness and accuracy of content, integration with existing technologies, brand name recognition, performance, ease of use, pricing, features and quality of customer support.

    We also believe that we are the only health information provider among our competitors to serve all of our target markets with a unique combination and depth of textual and visual medical content. The flexibility of the developed technology underlying our products and expertise in producing custom content, allow us to compete favorably in each of our target markets.

EMPLOYEES

    As of December 31, 2000, adam.com had 52 employees, including 49 based at the Atlanta, Georgia corporate office, 2 residence-based outside sales representatives living in California and 1 residence-based sales representative living in Colorado. Of these, 26 were engaged primarily in product development, 14 in sales and marketing and 12 in finance and administration. In
February 2000, a decision was implemented to consolidate a production group based in San Francisco, California into the Atlanta headquarters production group in accordance with our current business plan and strategy. We completed this consolidation during calendar 2000.

    Our employees are not covered by a collective bargaining agreement and we have experienced no work stoppages. We consider our employee relations to be good. We believe that our future growth and success will depend upon our ability to retain and continue to attract highly skilled and motivated personnel in all areas of our operations.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

    Certain statements made in this report, and other written or oral statements made by or on behalf of adam.com, may constitute "forward-looking statements" within the meaning of the federal securities laws. When used in this report, the words "believes," "expects," "estimates," "intends" and similar expressions are intended to identify forward-looking statements. Statements regarding future events and developments and our future performance, as well as our expectations, beliefs, plans, intentions, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. Examples of such statements in this report include descriptions of our plans and strategies with respect to developing certain market opportunities, our overall business plan, our plans to develop additional strategic partnerships, our intention to develop certain platform technologies and our continuing growth. All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected. We believe that these forward-looking statements are reasonable; however, you should not place undue reliance on such statements. These statements are based on current expectations and speak only as of the date of such statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise.

    The following are some of the factors that could cause our actual results to differ materially from the expected results described in the our forward-looking statements:

    WE ARE OPERATING WITHIN AN EMERGING, RAPIDLY EVOLVING MARKET AND HAVE INCURRED SUBSTANTIAL LOSSES. We have experienced substantial losses of $7,854,000 for the twelve months ended December 31, 2000, $9,579,000 for the nine months ended December 31, 1999, $2,180,000 for the twelve months ended March 31, 1999, and $5,441,000 for the twelve months ended March 31, 1997. We cannot guarantee that we will not continue to incur losses or that if we become profitable, that we will be able to sustain profitability. In addition, many of our current customers continue to incur substantial losses in connection with their Internet-based strategies, and we cannot be certain that they will be able to raise capital or obtain funding necessary for their continued operation. If they are unable to do so, our financial results could be materially adversely affected.

    WE MAY BE UNABLE TO OBTAIN SUFFICIENT CAPITAL TO PURSUE OUR GROWTH AND MARKET DEVELOPMENT STRATEGIES, WHICH WOULD HURT OUR FINANCIAL RESULTS. Since inception we have funded operations with debt and equity capital. adam.com's total operating costs and expenses remained high at $14,257,000 in the twelve months ended December 31, 2000, compared to $13,056,000 for the nine months ended December 31, 1999. These high expenditures are related to significant investments in product development, staffing and infrastructure. Management projects that for the foreseeable future such costs have stabilized at reported fourth quarter 2000 levels, but cannot assure that future operating losses will not occur. There is no assurance that our revenues will be sufficient to cover our expenses or that capital will be available to us on satisfactory terms or at all, to fund any shortfall in these costs and revenues.

    Under the terms of the Company's Common Stock Purchase Agreement executed in September 2000 with Fusion Capital Fund II, LLC, an affiliate of Fusion Capital Fund I, LLC, Fusion Capital agreed to purchase up to $12,000,000 of the Company's common stock in two rounds of $6,000,000 each. The purchase price of the Company's common stock is based upon the future performance of adam.com's common stock. The Company determines the month of purchase based on its cash requirements. At the time of the transaction, we estimated that the maximum number of shares the Company will sell under the first round would be 1,200,000. Should the Company be required to issue 20% or more of its outstanding shares, shareholder approval will be required pursuant to Nasdaq Stock Market rules. The Company has the right to terminate the agreement at any time if more than 1,200,000 shares are salable under the first round of the Common Stock Purchase Agreement. The sale of additional shares to Fusion pursuant to the Common Stock Purchase Agreement could result in substantial dilution to our existing shareholders. Also, even if the Company is able to access all $12 million available under the agreement with Fusion, we may still need additional funding to fully implement our business, operating and development plans.

    WE MAY BE UNABLE TO COMPETE EFFECTIVELY WITH OTHER ONLINE PROVIDERS OF HEALTHCARE INFORMATION, WHICH COULD CAUSE OUR GROWTH AND MARKET DEVELOPMENT STRATEGIES TO BE UNSUCCESSFUL. The market for providing healthcare information is intensely competitive, and we expect competition to increase in the future. As this market develops, we expect our sensitivity to competitive pressures to be especially strong as we continue to attract and retain customers. We may not be able to compete effectively against these companies, and if we fail to compete effectively we may suffer reduced gross margins and loss of market share.

    The healthcare information market is rapidly evolving and subject to rapid technological change. Certain companies could enter this market who could be larger and more established than we are. These competitors could have advantages over us because of their longer operating histories, greater name recognition, or greater financial, technical and marketing resources. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. They could also devote greater resources to the promotion and sale of their products or services. Furthermore, mergers and acquisitions among other companies could intensify our existing competition.

    WE HAVE RELIED AND CONTINUE TO RELY ON A LIMITED NUMBER OF CUSTOMERS FOR A SIGNIFICANT PORTION OF OUR REVENUES. LOSING ONE OR MORE OF THESE CUSTOMERS MAY ADVERSELY AFFECT OUR REVENUES AND FINANCIAL RESULTS. We generate a significant portion of our revenues from a limited number of customers and we expect that this will continue for the foreseeable future. For example, during calendar 2000, two customers accounted for approximately 33% and 13% of our net revenues, respectively. If we lose any of our large customers, or if we are unable to add new large customers, then our revenues may not increase as expected.

    STRATEGIC RELATIONSHIPS WILL BE AN IMPORTANT PART OF OUR FUTURE SUCCESS. The success of our business will be due in part to our ability to enter into successful strategic marketing alliances and other strategic relationships. There can be no assurance that:

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

    WE FACE TECHNOLOGICAL CHALLENGES IN OUR ABILITY TO DELIVER CUSTOMIZED INFORMATION IN THE RAPIDLY CHANGING HEALTHCARE INDUSTRY, WHICH MAY LIMIT OUR ABILITY TO MAINTAIN EXISTING CUSTOMER OR ATTRACT NEW CUSTOMERS. We believe that health information will become more customized to an individual's personal health management needs. As a result, we will need to have adequate technology infrastructure that will allow us to deliver in a cost effective manner portions of our content assets based on each customer's requirements. We will be required to utilize, without significant prior experience, technologies related to content management and content distribution. A failure to develop or obtain this technology could adversely affect our ability to maintain market share or acquire new customers.

    WE MAY BE UNABLE TO SUCCESSFULLY ACQUIRE COMPLEMENTARY BUSINESSES, WHICH WOULD LIMIT OUR POTENTIAL GROWTH TO INTERNALLY GENERATED GROWTH ONLY. In the past, we have purchased health information and other business assets of other companies to increment our breadth of product offerings and overall growth objectives. Examples of such have been the purchases of the assets of DrGreene.com, Inc. and Informational Medical Systems, Inc. Part of our growth strategy includes our ability to acquire complementary businesses such as companies with products, technologies or professional services that we determine to be useful in pursuing our business of providing health-related information. Moving forward, we may not be successful in acquiring complementary businesses or assimilating their personnel and operations into our Company. These difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations. Future acquisitions may also cause us to incur expenses such as the amortization of goodwill or in-process research and development expenses which may negatively affect our earnings. We cannot be certain that we will successfully overcome these risks with respect to any future acquisitions. In addition, in the past, we have paid a portion of the consideration for some our acquisitions by issuing common stock. The issuance of additional common stock or other securities convertible into common stock in connection with future acquisitions could dilute the ownership interests of our existing shareholders.

    WE MAY BE UNABLE TO ATTRACT NEW PERSONNEL, WHICH WOULD ADVERSELY AFFECT IMPLEMENTATION OF OUR OVERALL BUSINESS STRATEGY. In order to promote the development of our target markets, we will need to identify, attract and retain software engineers, web designers, sales and marketing professionals and other key personnel. We will compete with other companies both within and outside our markets for such employees and we may be unable to attract these employees. If we do not succeed in attracting these types of new employees, we may be unable to fully implement our growth and market development strategies and our business will suffer.

    OUR STOCK PRICE IS EXTREMELY VOLATILE AND COULD DECLINE
SIGNIFICANTLY. Since our initial public offering on November 15, 1995, the closing price of the common stock has ranged from a low price of $1.063 per share to a high price of $26.75 per share, and there has been significant volatility in the price of our common stock in the past year. There can be no assurance that the market price of our common stock will be maintained or that the volume of trading in our shares will not decrease.

    The stock prices for many high technology companies, especially those that base their businesses on Internet technology, recently have experienced wide fluctuations and extreme volatility. This volatility has often been unrelated to the operating performance of these companies. Since our business is, in certain regards, associated with Internet technology and relies on a significant customer base that is dependant upon Internet technology, our stock price could be subject to the same market volatility even if our business strategy is successful.

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

    WE ARE NOT COMPLIANT WITH NASDAQ NATIONAL MARKET LISTING MAINTENANCE REQUIREMENTS AS OF DECEMBER 31, 2000, AS IT RELATES TO NET TANGIBLE
ASSETS. Nasdaq has several requirements for continued listing on the Nasdaq National Market. On March 2, 2001 we received notification from The Nasdaq Stock Market, Listing Qualifications Division that we were not in compliance with one of these requirements, specifically, that our "net tangible assets" as of December 31, 2000 did not meet the minimum $4,000,000 requirement for The Nasdaq National Market under Marketplace Rule 4450(a)(3). As a result, their staff is reviewing our Company's eligibility for continued listing on the Nasdaq National Market, and has given us the opportunity to present a specific plan to achieve and sustain compliance with the net tangible asset listing requirements. If a delisting were to occur, our common stock would trade on the OTC Bulletin Board or in the "pink sheets" maintained by the National Quotation Bureau, Inc. Such alternatives are generally considered to be less efficient markets, and our stock price, as well as the liquidity of our common stock, may be adversely impacted as a result.

    We have submitted a plan to Nasdaq and believe that the components of our plan reasonably assure that adam.com will become compliant within three to six months of the March 19, 2001 plan submission date. While there can be no assurance that the Nasdaq staff will accept our plan, we also believe that there are measures currently available to us that could be immediately implemented to become compliant sooner. Certain measures involve the issuance of additional shares to Fusion pursuant to the common stock purchase agreement or to other interested investors, which could result in dilution to our existing shareholders.

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

    A SIGNIFICANT NUMBER OF UN-ISSUED SHARES ARE REGISTERED FOR FUTURE SALE AND COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK. We have registered a significant number of un-issued adam.com common shares pursuant to a financing transaction with Fusion Capital Fund II, LLC. Since the shares are registered, they are freely tradable. Therefore, given recent low and unpredictable transaction volumes for adam.com shares, the sale of a significant amount of these shares at any given time could cause the market price of our common stock to decline or otherwise be highly volatile.

    If our shareholders, option holders, or warrant holders exercise their rights to sell substantial amounts of our common shares in the public market, the market price of our common stock could fall. Such sales could also make it more difficult for us to sell equity or equity-related securities in the future at a time and price, when we deem conditions to be more favorable.

    OUR PRINCIPAL SHAREHOLDERS HAVE SUBSTANTIAL INFLUENCE AND THEIR INTEREST MAY DIFFER FROM THOSE OF OUR REMAINING SHAREHOLDERS. As of December 31, 2000, our executive officers, directors and persons who beneficially own more than 10% of our outstanding common stock controlled approximately 21% of the combined outstanding voting power of our common stock. As a result, these holders exert substantial influence with respect to all matters submitted to a vote of holders of common stock, including election of our directors. If our remaining shareholders have interests that differ from these holders, their needs may not be met.

ITEM 2. PROPERTIES

    Our headquarters are located in approximately 26,000 square feet of leased office space in Atlanta, Georgia. The space is leased for a term ending in
June 2002. As of December 31, 2000 we do not sublease any of this space since a prior sublease, which term began in February 1999, has been terminated. There exists currently approximately 3,600 square feet of space that we expect to
sublease in 2001 to a Director of the Company.   During 2000 we successfully
disposed of all office space leased during 1999 in San Francisco and consolidated all production activity to the Atlanta office in accordance with our current business plan and strategy. If additional facilities are required, we believe that suitable facilities will be available at market rates.

ITEM 3. LEGAL PROCEEDINGS

    On April 25, 1996, a shareholders' class action lawsuit was filed in Fulton County Superior Court in Atlanta, Georgia was filed against adam.com (formerly A.D.A.M. Software, Inc.) and certain of our then officers and directors. The complaint alleges violations of sections 11, 12(2) and 15 of the Securities Act of 1933, violations of the Georgia Securities Act and negligent misrepresentation arising out of alleged disclosure deficiencies in connection with our initial public offering of common stock which was completed on November 10, 1995. The complaint seeks compensatory damages and reimbursements for plaintiff's fees and expenses. We, and the other named defendants, have filed a motion to dismiss the claim, which is pending.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the last quarter of calendar 2000.

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Our common stock is quoted on the Nasdaq National Market under the symbol "ADAM." The following table sets forth the high and low sales prices of our common stock as reported by the Nasdaq National Market for the nine months ended December 31, 1999 and the twelve months ended December 31, 2000.

                                                                HIGH       LOW
                                                              --------   --------
NINE MONTHS ENDED DECEMBER 31, 1999
Quarter ended June 30, 1999.................................   $40.00     $5.50
Quarter ended September 30, 1999............................   $22.00     $9.00
Quarter ended December 31, 1999.............................   $19.25     $8.13

TWELVE MONTHS ENDED DECEMBER 31, 2000
Quarter ended March 30, 2000................................   $16.63     $8.38
Quarter ended June 30, 2000.................................   $14.00     $3.25
Quarter ended September 30, 2000............................   $ 5.50     $3.44
Quarter ended December 31, 2000.............................   $ 3.81     $1.00

    At March 28, 2001 there were 160 record holders of our common stock.

    We have never paid or declared any cash dividends on our common stock and we do not intend to pay dividends on our common stock in the near future. We presently expect to retain any future earnings to fund continuing development and growth of our business. The payment by adam.com of dividends, if any, on our common stock in the future is subject to the discretion of our board of directors and will depend on our earnings, financial condition, capital requirements and other relevant factors.

ITEM 6. SELECTED FINANCIAL DATA

    The selected historical balance sheet and statement of operations presented below for the year ended December 31, 2000, the nine months ended December 31, 1999, and the years ended March 31, 1999, 1998 and 1997, have been derived from the Company's audited consolidated financial statements.

    The following selected financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein.

                                            TWELVE MONTHS   NINE MONTHS
                                                ENDED          ENDED       TWELVE MONTHS ENDED MARCH 31,
                                            DECEMBER 31,    DECEMBER 31,   ------------------------------
                                                2000            1999         1999       1998       1997
                                            -------------   ------------   --------   --------   --------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS:
  Net revenues............................     $ 8,621        $ 3,144      $ 5,242     $6,888    $ 4,591
                                               -------        -------      -------     ------    -------
  Costs and expenses:
    Costs of revenues.....................         742            551         1408      1,167      1,261
    General and administrative............       3,323          2,997        1,508      1,212      2,266
    Product and content development.......       4,091          5,015        1,924      1,344      2,055
    Sales and marketing...................       2,958          2,680        2,581      2,671      4,364
    Depreciation and amortization.........       2,410            764          349        367        457
    Restructuring.........................         733          1,049           47         --        490
                                               -------        -------      -------     ------    -------
      Total costs and expenses............      14,257         13,056        7,817      6,761     10,893
                                               -------        -------      -------     ------    -------
Operating income (loss)...................      (5,636)        (9,912)      (2,575)       127     (6,302)
Interest income (expense), net............        (987)           158          395        526        861
Impairment of investment securities.......      (1,105)            --           --         --         --
                                               -------        -------      -------     ------    -------
  Income (loss) before income taxes,
    minority interest and equity in net
    losses of affiliate...................     $(7,728)       $(9,754)     $(2,180)    $  653    $(5,441)
Income taxes..............................          --             --           --        (75)        --
                                               -------        -------      -------     ------    -------
  Income (loss) before minority interest
    and equity in net losses of
    affiliate.............................     $(7,728)       $(9,754)     $(2,180)    $  578    $(5,441)
                                               -------        -------      -------     ------    -------
Minority interest in consolidated
  subsidiary..............................          --            175           --         --         --
  Equity in net losses of affiliate.......        (126)            --           --         --         --
                                               -------        -------      -------     ------    -------
  Net income (loss).......................     $(7,854)       $(9,579)     $(2,180)    $  578    $(5,441)
                                               =======        =======      =======     ======    =======
Net income (loss) per share...............     $ (1.42)       $ (2.04)     $ (0.48)    $ 0.12    $ (1.03)
                                               =======        =======      =======     ======    =======
Weighted average number of common shares
  and share equivalents outstanding,
  basic...................................       5,536          4,707        4,528      4,916      5,258
                                               =======        =======      =======     ======    =======
Weighted average number of common shares
  and share equivalents outstanding,
  diluted.................................       5,536          4,707        4,528      4,959      5,258
                                               =======        =======      =======     ======    =======

                                                        DECEMBER 31,                 MARCH 31,
                                                     -------------------   ------------------------------
                                                       2000       1999       1999       1998       1997
                                                     --------   --------   --------   --------   --------
                                                                        (IN THOUSANDS)
BALANCE SHEET DATA:
  Cash and short term investments..................   $1,666     $1,477     $6,161     $8,334    $10,968
  Accounts receivable-net..........................    1,046        828        950      1,221        638
  Total current assets.............................    3,259      3,544      7,567     10,198     12,089
  Total assets.....................................    6,817      7,736      8,970     11,900     13,662
  Short-term debt..................................      188        733         --         --         --
  Total liabilities................................    4,162      4,359      1,174      1,187      2,107
  Total shareholders' equity.......................    2,655      3,377      7,796     10,713     11,555
  Working capital (deficiency).....................     (903)      (815)     6,393      9,011      9,982

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO PRESENTED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K.

OVERVIEW

    adam.com develops and syndicates web-enabled medical and health information products. These products combine physician-reviewed text, medical illustrations, animation, 3D models, and interactive tools. Our experience in developing products for the educational market, from K-12 through higher education, enable us to create products that explain complex medical and health subject matter in a way that is easily understood and retained by the end user. Since 1998, we have been marketing our online health information products to a variety of customers in the eHealth and eLearning markets. These customers range from large consumer portal sites such as Yahoo!, to large government-sponsored sites such as the National Library of Medicine. Our business model is based upon multi-year licensing agreements that yield recurring revenues and high gross margins.

    Our content assets, more than 15 years in the making, include more than 10,000 pages of text-based information that are regularly updated for editorial excellence; 40,000 medical illustrations that have been drawn and compiled by our in-house team of master-degreed medical illustrators; an extensive library of 3D models derived from the Visible Human Project; thousands of animations depicting disease states and other medical conditions and topics, many of which are broadcast-quality; and interactive tools and technology. Collectively, we believe these assets represent the single largest database of proprietary health and medical related content anywhere in the world.

    We believe that pictures are worth a thousand words and illustrated approaches to explaining medical conditions can have a significant impact on the way people understand their bodies and medical situations that affect it. We also believe that our products will have an impact in the way patient education information is delivered and used in personal health management, prevention, care management, and after care applications. Over time, we believe we have the potential to capture a significant share of the patient education market with our premium visual and text based health information, whether it is being distributed over the Internet or a component of point-of-care applications within the health provider system.

    Given the explosive growth of Internet usage, and more than 100 million adult Americans who have searched for health or medical information online, we believe that our products will also play an increasing role in the service offerings of healthcare providers, the pharmaceutical industry, and the health insurance and managed care industries. These organizations are actively looking for ways to improve efficiencies, communicate better with current and potential patients and plan members, and remain competitive in an environment that is increasingly becoming more crowded with direct-to-consumer marketing. These organizations must also deal with broader technical and compliancy issues such as HIPAA (the Health Insurance Portability and Accountability Act) and other federal regulations as they begin to effect changes in the U.S. healthcare system. We will also focus our marketing efforts on the growing U.S. Hispanic population. With more than 34 million Spanish-speaking consumers in the U.S., we believe that there will be an increasing need to provide health information to this fast growing community. New legislation requiring federally funded organizations, such as hospitals and other healthcare providers, to translate information into other languages for people with limited English proficiency, will fuel our opportunities with Spanish versions of our health information products.

    With these changes, we believe that traditional healthcare organizations will not only be more technically adept, but also will increasingly embrace and appreciate the content-rich, unique nature of our health information products, tools and technology.

    We currently provide our web-based products to more than 35 syndication customers that include some of the largest portal sites on the Internet, as well as a major pharmaceutical organization, healthcare providers and specialty health web sites. Through this syndication network, our content is searched and viewed by millions of consumers around the world. Based upon the size and scope of our syndication network, we believe that adam.com is the single largest provider of disease-related information on the Internet, and one of the most well recognized health information brands.

    On January 31, 2001 the Company sold back to the original owners certain non-productive content assets and rights purchased in July 1999. The assets, including a pediatric health information website and the general text-based information contained within it, were originally acquired from DrGreene.com, Inc., a company owned by two persons that became employees of adam.com. One employee has resigned her employment with adam.com as of January 31, 2001 to operate the website, and the other continues to be employed as our Chief Medical Officer. In conjunction with the asset sale, we permitted these employees to repay a $325,000 note payable to us, including accrued interest, by returning 70,464 shares of our stock received from us in July 1999. We have recorded this transaction, including a $191,000 loss on disposition of our note receivable, as of December 31, 2000.

    We were incorporated in 1990 as A.D.A.M. Software, Inc., and changed our name to adam.com, Inc. in 1999. We plan to change our name to a.d.a.m., Inc. in 2001 pending board approval. We are based in Atlanta, Georgia.

    The Company generates revenues primarily from Internet related sales and product sales. Internet revenues consist primarily of platform term license fees where customers license the right to use the Company's proprietary web based content and applications over the term of the license, and page view/ advertising fees. Platform license fees are recognized ratably over the term of the license agreement commencing upon customer acceptance and page view/advertising fees are recognized as earned based on page views. Fees billed in advance of the performance of services are recorded as deferred revenue and are recognized as the services are performed. Product revenues represent the sales of software products and revenues earned under certain royalty agreements. Revenues from product sales are generally recognized at the time title passes to customers, distributors or resellers. Revenues from royalty agreements are recognized as earned based upon performance or product shipment. Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred, fees are fixed and determinable, collectibility is probable and there are no significant return or acceptance provisions.

    Allowances for estimated product returns are provided at the time of sale. The Company evaluates the adequacy of allowances for returns primarily based upon its evaluation of historical and expected sales experience and by channel of distribution. The allowance for uncollectible accounts is evaluated on an ongoing basis and is based generally upon the age of outstanding receivables and other factors we deem relevant. As certain conditions change, such as sell-through experience, channels of distribution, and general economic conditions, the estimated reserves required for returns and allowances may also change.

    In 1999 the Company changed its fiscal year end from March 31 to December 31. Accordingly, the transition period ended on December 31, 1999 consisted of only nine months. This Management's Discussion and Analysis compares actual results for the twelve months ended December 31, 2000 (herein referred to as "calendar 2000") with the nine months ended December 31, 1999, the transition period, and also compares the actual results for the nine months ended December 31, 1999 with the twelve months ended March 31, 1999 (herein referred to as "fiscal 1999").

RESULTS OF OPERATIONS

    The following table sets forth for the periods indicated the percentages of our net revenues represented by each line item.

                                                   TWELVE MONTHS        NINE MONTHS      TWELVE MONTHS
                                                       ENDED               ENDED             ENDED
                                                 DECEMBER 31, 2000   DECEMBER 31, 1999   MARCH 31, 1999
                                                 -----------------   -----------------   --------------
Net revenues...................................          100%                100%              100%
Cost and expenses:
  Cost of revenues.............................          8.6                17.5              26.9
  General and administrative...................         38.5                95.3              28.8
  Product and content development..............         47.5               159.6              36.7
  Sales and marketing..........................         34.3                85.2              49.2
  Depreciation and amortization................         28.0                24.3               6.6
  Restructuring................................          8.5                33.4               0.9
                                                       -----              ------             -----
  Total costs and expenses.....................        165.4               415.3             149.1
                                                       =====              ======             =====
Operating income (loss)........................        (65.4%)            (315.3%)           (49.1%)

    The following table sets forth for the periods indicated the revenues derived by us from our four markets as we have defined them.

                                                                                          TWELVE MONTHS
                                                    TWELVE MONTHS        NINE MONTHS          ENDED
                                                        ENDED               ENDED           MARCH 31
                                                  DECEMBER 31, 2000   DECEMBER 31, 1999       1999
                                                  -----------------   -----------------   -------------
                                                                     (IN THOUSANDS)
Internet........................................       $5,735              $  732                 --
Education.......................................        2,143               2,053             $4,068
Professional....................................          559                 132                695
Consumer........................................           97                 146                289
Other revenues..................................           87                  81                190
                                                       ------              ------             ------
                                                       $8,621              $3,144             $5,242
                                                       ======              ======             ======

TWELVE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO NINE MONTHS ENDED
  DECEMBER 31, 1999

    Total net revenues increased $5,477,000, or 174.2%, to $8,621,000 for calendar 2000 compared to $3,144,000 for the nine months ended December 31, 1999. The increase is primarily attributable to a $5,003,000 increase in net revenues from the Internet market as a result of our focus on this market in calendar 2000. A significant portion of the Company's revenue increase during calendar 2000 is attributable to contracts with subscription-based licensee customers finalized during the last quarter of 1999. Additionally, the increases in total net revenues are the result of three additional months of operation included in calendar 2000.

    Net revenues from the Internet market increased $5,003,000, or 683.5% to $5,735,000 for calendar 2000 compared to $732,000 for the nine months ended December 31, 1999. The Company entered the Internet market during the nine months ended December 31, 1999, resulting in substantial growth in the number of subscription-based licensee customers during calendar 2000. Additional product offerings during calendar 2000 in the Internet market resulted in a larger licensee customer base as compared to the nine months ended December 31, 1999. As a percent of total net revenues, net revenues from the Internet market increased to 66.5% for calendar 2000 compared to 23.3% for the nine months ended December 31, 1999.

    Net revenues from the education market increased $90,000, or 4.4%, to $2,143,000 for calendar 2000 compared to $2,053,000 for the nine months ended December 31, 1999. The education market revenues consist primarily of CD-ROM based product sales. This increase is predominately attributable to the change in the Company's fiscal year, partially offset by decreased selling prices for products in calendar 2000. As a percent of total net revenues, net revenues from the education market decreased to 24.9% for calendar 2000 compared to 65.3% for the nine months ended December 31, 1999. This decreased percentage is primarily attributable to increased sales and marketing focus on total net revenues from the Internet market during calendar 2000.

    Net revenues from the professional market increased $427,000, or 323.5%, to $559,000 for calendar 2000 compared to $132,000 for the nine months ended December 31, 1999. This increase reflects increased sales of our Health Illustrated Encyclopedia and derivative products to subscription-based licensee customers late in the nine months ended December 31, 1999 and increased sales activity during calendar 2000. Net revenues from health providers was $209,000 in calendar 2000, and net revenues from health insurance and managed care companies was $127,000 in calendar 2000. As a percent of total net revenues, net revenues from the professional market increased to 6.5% for calendar 2000 compared to 4.2% for the nine months ended December 31, 1999.

    Net revenues from the consumer market decreased $49,000, or 33.6%, to $97,000 for calendar 2000 compared to $146,000 for the nine months ended December 31, 1999. This decrease was due to our decision in 1997 to exit the consumer market. As a result, we have decreased our sales activity, consumer product marketing expenditures, and product upgrade expenditures for the consumer market during calendar 2000. As a percent of total net revenues, net revenues from the consumer market decreased to 1.1% for calendar 2000 compared to 4.6% for the nine months ended December 31, 1999.

    Average net revenue for the 52,000 units of software sold during calendar 2000 decreased to approximately $33.00 per unit compared with approximately $61.00 per unit for 30,000 units sold for the nine months ended December 31, 1999. The lower average price per unit is due to (1) increased sales in calendar 2000 to resellers at a discount from standard retail price as compared to direct sales at retail price during the nine months ended December 31, 1999,
(2) increased unit sales of lower priced K-12 products in calendar 2000 as compared to higher priced higher education products sold in the nine months ended December 31, 1999, and (3) increased granting of promotional discounts (usually 10%) to resellers for higher volume orders in calendar 2000. Approximately 20.0% of revenues for calendar 2000 were derived from product shipments, compared to 58.5% for the nine months ended December 31, 1999. We expect future sales of our CD-ROM products to decrease as we focus our sales and marketing efforts on our online market and growth strategies.

    Cost of revenues increased $191,000, or 34.7%, to $742,000 for calendar 2000 compared to $551,000 for the nine months ended December 31, 1999. This increase is predominately attributable to the change in the Company's fiscal year partially offset by a $105,000 increase in amortization of software development costs. Cost of revenues includes the cost of support, packaging, documentation, royalties and amortization of capitalized software development costs. As a percent of total net revenues, cost of revenues decreased to 8.6% for calendar 2000 compared to 17.5% for the nine months ended December 31, 1999. This decrease is the result of the significant increase in higher margin subscription-based revenues during calendar 2000. In calendar 2000, subscription-based licensing revenue accounted for 66.5% of total net revenue as compared to 23.3% in the nine months ended December 31, 1999. Conversely, lower margin CD-ROM revenue accounted for 20.0% of total net revenue compared to 58.5% in the nine months ended December 31, 1999.

    General and administrative expenses increased $326,000, or 10.9%, to $3,323,000 for calendar 2000 from $2,997,000 for the nine months ended
December 31, 1999. As a percent of total net revenues, general and administrative costs decreased to 38.5% for calendar 2000 compared to 95.3% for the nine months ended December 31, 1999. This decrease as a percent of total net revenue is primarily a result of the increase in net revenues. Further, the decrease is the result of decreased rent and compensation costs, related to the closure of our San Francisco office during the first quarter of calendar 2000.

    Product and content development costs decreased $924,000, or 18.4%, to $4,091,000 for calendar 2000 from $5,015,000 for the nine months ended
December 31, 1999. We capitalized product development expenditures of $1,631,000 in calendar 2000 and $4,000 during the nine months ended December 31, 1999, which represented 28.5% and 0.1% of total product development expenditures for each respective period. This increase is the result of investments related to the web-enabling of various products and the development of certain internal content management systems. The expense decrease for calendar 2000 was partially offset by increases in costs related to a web site that served our legal customers, the DrGreene.com web site purchase in July 1999, and other increased levels of non-capitalized production costs in calendar 2000. As a percent of total net revenues, product development costs decreased to 47.5% for calendar 2000 compared to 159.6% for the nine months ended December 31, 1999. Total expenditures for product development, including capitalized expense, increased 14.0% to $5,722,000 in calendar 2000 compared to $5,019,000 for the nine months ended December 31, 1999.

    Sales and marketing expenses increased $278,000, or 10.4%, to $2,958,000 for calendar 2000 from $2,680,000 for the nine months ended December 31, 1999. As a percent of total net revenues, sales and marketing expenses decreased to 34.3% for calendar 2000 compared to 85.2% for the nine months ended December 31, 1999. This decrease as a percent of total net revenue is primarily a result of increased net revenues. Further, the decrease is the result of (1) a $149,000 decrease in advertising expense from discontinued promotion of our consumer portal web site in calendar 2000, and (2) a $219,000 decrease during calendar 2000 in sales and marketing expenses related to a web site that served our legal customers.

    Depreciation and amortization expenses increased $1,646,000, or 215.4%, to $2,410,000 for calendar 2000 from $764,000 for the nine months ended
December 31, 1999. This increase is the result of (1) a $415,000 amortization charge in calendar 2000 related to expenses associated with the $6,000,000 debenture sold to Fusion Capital I, LLC, (2) an increase of $1,233,000 in amortization expense in calendar 2000 related to twelve months of amortization expense for calendar 2000 compared to five months for the nine months ended December 31, 1999, including the write-down in calendar 2000 of the DrGreene.com assets acquired during the nine months ended December 31, 1999. As a percent of total net revenues, depreciation and amortization expenses increased to 28.0% for calendar 2000 compared to 24.3% for the nine months ended December 31, 1999.

    During calendar 2000, the Company recorded a restructuring charge of $733,000 reflecting costs associated with certain obsolete contracts, non-cash stock compensation paid to former employees and leasehold improvement costs and accrual of lease obligations related to the closure of our California office. During the nine months ended December 31, 1999, the Company recorded a restructuring charge of $1,049,000 resulting from the cost of severance agreements, principally expense of $690,000 caused by modification of employee stock options, for several executives that were released due to our re-focused Internet strategy.

    Interest expense, net, increased $1,145,000, or 724.7%, to $987,000 for calendar 2000 from interest income, net, of $158,000 for the nine months ended December 31, 1999. This increase was due to a $750,000 non-cash charge related to the beneficial conversion feature associated with the $6,000,000 debenture from Fusion Capital Fund I, LLC, $71,000 of interest payable to the holders of the notes payable issued December 31, 1999 and $337,000 representing amortization associated with the warrants issued in connection with the notes payable.

    The Company recorded an investment loss of $1,105,000 during calendar 2000 as a result of a decline in the fair value of its investment securities. Management has determined the decline to be "other than temporary".

    During the nine months ended December 31, 1999, the Company invested $250,000 in a software development company, ThePort.com. For the nine months ended December 31, 1999, ThePort.com incurred operating losses of $383,000. The Company consolidated the operations on our financial statements due to our control through voting shares and other means. The financial statements for the nine months ended December 31, 1999 reflect a $175,000 benefit in minority interest in consolidated subsidiary to account for the other shareholders' share of the operating losses. Due to significant reductions in the Company's ownership interest during calendar 2000, the Company accounted for this investment using the equity method as of January 1, 2000. Accordingly, the accompanying financial statements reflect losses from an affiliate of $126,000 and increases in the investment balance of $191,000 resulting from cash investments by third parties to ThePort.com.

    As a result of the above, we incurred a net loss of $7,854,00 for calendar 2000 compared to a net loss of $9,579,000 for the nine months ended
December 31, 1999.

NINE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO FISCAL 1999

    Total net revenues decreased $2,098,000, or 40.0%, to $3,144,000 for the nine months ended December 31, 1999 compared to $5,242,000 in fiscal 1999. This decrease was primarily attributable to a $2,327,000 decrease in sales of CD-ROM product as we moved our focus to the online health market. This decrease was partially offset by a $732,000 increase in sales to the online health market.

    Net revenues from the Internet market increased from $0 to $732,000 for the nine months ended December 31, 1999. During the nine months ended December 31, 1999, we began to generate revenue from products licensed to the Internet market. As a percent of total net revenues, net revenues from the Internet market increased to 23.3% for the nine months ended December 31, 1999.

    Net revenues from the education market decreased $2,015,000, or 49.5% to $2,053,000 in the nine months ended December 31, 1999 from $4,068,000 in fiscal 1999. The education market revenues consist primarily of product sales. The decrease in net revenues is primarily due to the decreased number of units sold partially offset by higher average selling prices. As a percent of total net revenues, net revenues from the education market decreased to 65.3% for the nine months ended December 31, 1999 compared to 77.6% in fiscal 1999.

    Net revenues from the professional market decreased $563,000, or 81.0%, to $132,000 for the nine months ended December 31, 1999 compared to $695,000 in fiscal 1999. The decrease is attributable to (1) a decrease in revenue of $142,000 related to MLI series of CD-ROM products that adam.com used to serve its legal customers, which decreased to $14,000 for the nine months ended December 31, 1999 from $156,000 in fiscal 1999 and (2) a decrease in revenue of $422,000 related to custom services and license fees, which decreased to $118,000 for the nine months ended December 31, 1999 from $540,000 in fiscal 1999. As a percent of total net revenues, net revenues from the professional market decreased to 4.2% for the nine months ended December 31, 1999 compared to 13.3% in fiscal 1999.

    Net revenues from the consumer market decreased $143,000, or 49.5%, to $146,000 in the nine months ended December 13, 1999 from $289,000 in fiscal 1999. This decrease was due to our decision in 1997 to leave the consumer market. As such we experienced continued reduced sales activity, insignificant consumer product marketing expenditures, and incurred no product upgrade costs for the consumer market during the nine months ended December 31, 1999 compared to the fiscal 1999. As a percent of total net revenues, net revenues from the consumer market decreased to 4.6% for the nine months ended December 31, 1999 compared to 5.5% in fiscal 1999.

    Average net revenue for the 30,000 units software sold for the nine months ended December 31, 1999 increased to approximately $61.00 per unit compared with approximately $49.00 per unit for 85,000 units sold for fiscal 1999. This increase in the average per unit price was the result of (1) reduced unit sales of our lower priced consumer products for the nine months ended December 31, 1999 and (2) increased unit sales of higher priced multi-SKU products.

    Cost of revenues decreased $857,000, or 60.9%, to $551,000 for the nine months ended December 31, 1999 compared to $1,408,000 in fiscal 1999. Cost of revenues, which includes the cost of support, packaging, documentation, royalties and amortization of capitalized software development costs, decreased primarily due to amortization of capitalized software development costs which decreased $441,000, or 78.7%, to $119,000 for the nine months ended
December 31, 1999 from $560,000 in fiscal 1999. The decrease in amortization is primarily the result of reductions in previously recorded capitalized development costs during fiscal 1999 in order to bring levels closer to expected future revenues to be generated, or net realizable value (NRV). Reductions in net realizable value are the result of our decision not to support certain products moving forward and instead to focus on development and execution of our Internet strategies. Additionally, cost of revenues related to sales of CD-ROM product decreased to $179,000 for the nine months ended December 31, 1999 compared to $438,000 in fiscal 1999 as a result of the decrease in sales of CD-ROM products. As a percent of total net revenues, cost of revenues decreased to 17.5% for the nine months ended December 31, 1999 compared to 26.9% in fiscal 1999.

    General and administrative expenses increased $1,489,000, or 98.7%, to $2,997,000 for the nine months ended December 31, 1999 from $1,508,000 in fiscal 1999. As a percentage of total net revenues, general and administrative expenses increased to 95.3% for the nine months ended December 31, 1999 compared to 28.8% in fiscal 1999. This increase is primarily attributable to increases in rent, salaries, and other general and administrative costs related to the expansion of the office in San Francisco during the nine months ended December 31, 1999.

    Product development costs increased $3,091,000, or 160.7%, to $5,015,000 for the nine months ended December 31, 1999 compared to $1,924,000 in fiscal 1999. As a percentage of total net revenues, product development expenses increased to 159.6% for the nine months ended December 31, 1999 compared to 36.7% in fiscal 1999. To implement our plan of becoming an online content provider, we added substantial production and engineering personnel, through direct hire or by short-term contract, during the nine months ended December 31, 1999 resulting in large increases in consulting expenses and salaries. We also increased our purchases and licenses of additional content during the nine months ended December 31, 1999 compared to fiscal 1999. Total expenditures for product development, including capitalized expense, increased 147.0% to $5,019,000 for the nine months ended December 31, 1999 compared to $2,032,000 in fiscal 1999. We capitalized product development expenses of $4,000 and $108,000 in the nine months ended December 31, 1999 and fiscal 1999, which represented 0.1% and 5.3% of total expenditures for product development for these respective periods. Amortization of capitalized product development costs totaled $119,000 and $560,000 in the nine months ended December 31, 1999 and fiscal 1999, and is included in cost of revenues described above.

    Sales and marketing expenses increased $99,000, or 3.8%, to $2,680,000 for the nine months ended December 31, 1999 from $2,581,000 in fiscal 1999. We experienced large increases in advertising, trade show expense and public relations costs for the nine months ended December 31, 1999 compared to fiscal 1999 as a result of executing our transition from an education company to a health information provider. The decreases we expected in sales costs due to the release of the majority of our sales staff in March 1999 did materialize but were offset by the increases listed above plus the costs associated with starting up the LIDO.com web site that adam.com operated to serve its legal customers. As a percent of total net revenues, sales and marketing expenses increased to 85.2% for the nine months ended December 31, 1999 from 49.2% in fiscal 1999.

    Depreciation and amortization increased $415,000, or 119.2%, to $764,000 for the nine months ended December 31, 1999 from $349,000 in fiscal 1999. This increase is the result of (1) $385,000 in amortization resulting from the DrGreene.com and Informational Medical Systems, Inc. acquisitions made during the nine months ended December 31, 1999 and (2) a $24,000 increase in depreciation related to computers and other assets acquired during the nine months ended December 31, 1999, primarily for use in the San Francisco office. As a percentage of total net revenues, depreciation and amortization expenses increased to 24.3% for the nine months ended December 31, 1999 compared to 6.6% in fiscal 1999.

    During the nine months ended December 31, 1999, the Company recorded a restructuring charge of $1,049,000 due to the cost of severance agreements for several executives that were released due to our re-focused Internet strategy.

    Net interest income decreased $237,000, or 60.0%, to $158,000 for the nine months ended December 31, 1999 from $395,000 in fiscal 1999 due to reduced average cash and short-term securities balances during the nine months ended December 31, 1999. The lower balances during the nine months ended December 31, 1999 are the result of our net loss during the nine months ended December 31, 1999.

    During 1999, the Company invested $250,000 in a software development company, ThePort.com. For the nine months ended December 31, 1999, ThePort.com incurred operating losses of $383,000. The Company consolidated its interest in ThePort.com on our financial statements due to its control through voting shares and other means. The financial statements for the nine months ended
December 31, 1999 reflect a $175,000 benefit in minority interest in consolidated subsidiary to account for the other shareholders' share of the operating losses of ThePort.com.

    As a result of the above, we incurred a net loss of $9,579,000 for the nine months ended December 31, 1999 compared to a net loss of $2,180,000 for fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

    As of December 31, 2000, the Company had cash and cash equivalents of $1,242,000 and working capital deficit of $903,000.

    Cash used by operating activities decreased to $2,840,000 during calendar 2000 as compared to $6,365,000 during the nine months ended December 31, 1999. The improvement was due to reduced losses from operations.

    Cash used by investing activities was $2,184,000 during calendar 2000 as compared to cash provided by investing activities of $2,191,000 during the nine months ended December 31, 1999. This decrease was due primarily to the net liquidation of $3,762,000 of investment securities during the nine months ended December 31, 1999 with the cash received used to fund our operations. This decrease in cash provided from investing activities is partially offset by decreases in purchases in property, equipment and leasehold improvements of $1,174,000 during calendar 2000 as compared to the nine months ended
December 31, 1999 reflecting the consolidation of virtually all San Francisco-based assets and personnel to our Atlanta headquarters, which significantly reduced our cash expenditures for leasehold improvements. Additionally, the Company invested approximately $1,627,000 more in the development of software products for internal and external use during calendar 2000 as compared to the nine months ended December 31, 1999. These investments related to the web-enabling of various products and the development of certain internal content management systems.

    Cash provided by financing activities increased to $4,789,000 during calendar 2000 as compared to $3,282,000 during the nine months ended
December 31, 1999. The primary financing activities impacting cash flows relate to the sale by the Company of a $6,000,000 convertible debenture, which yielded a net cash inflow of $5,202,000, and the execution of a common stock purchase agreement, which resulted in common stock sales of $997,000 in calendar 2000. These increases in cash provided by financing activities were offset by the repayment of $797,000 of notes payable during calendar 2000. These notes payable provided cash of $1,000,000 in the nine months ended December 31, 1999. Additionally, cash provided by the exercise of common stock options was $1,848,000 lower in calendar 2000 as compared to the nine months ended
December 31, 1999.

    adam.com also uses working capital to finance ongoing operations, fund the development and introduction of new business strategies and acquire capital equipment. Deferred revenue increased $1,730,000 during calendar 2000 as compared to the nine months ended December 31, 1999 due to advance cash payments, billing of customers and the receipt of investment securities, which had a fair value of approximately $1,541,000 when received on October 5, 2000.

    At December 31, 2000, the Company held 1,927,079 of a customer's publicly traded shares that became freely tradable in calendar 2001. We have sold 666,015 shares at an average of $0.216 per share through March 28,2001 and expect to sell additional shares as market conditions warrant or as the Company's cash needs require. Additionally, during calendar 2000 we wrote down our basis in all of these shares of the common stock from $0.80 per share to $0.22 per share.

    On November 15, 1999, adam.com signed an agreement with a Chicago-based institutional investor, Fusion Capital Fund I, LLC whereby it purchased a $6,000,000 debenture, convertible into shares of adam.com common stock. The agreement also gave us the right to require Fusion to purchase a second $6,000,000 debenture, at our sole discretion. Fusion converted approximately $5,202,000 of this debenture into shares of our common stock and, on July 28, 2000 the debenture matured at which time the remaining unconverted balance of restricted cash was repaid to the issuer. We elected not to require Fusion to purchase the second $6,000,000 debenture.

    On September 5, 2000, adam.com entered into a Common Stock Purchase Agreement with Fusion Capital Fund II, LLC, an affiliate of Fusion Capital Fund I, LLC. Pursuant to the Common Stock Purchase Agreement, Fusion Capital agreed to purchase up to $12,000,000 of the Company's common stock in two rounds of $6,000,000 each. The purchase price of the common stock is based upon the future market price of the common stock. The Company determines the month of purchase based on its cash requirements. At the time of the sale, adam.com estimated that the maximum number of shares the Company would issue under the first round to be 1,200,000. Should the Company be required to issue 20% or more of its outstanding shares, then shareholder approval will be required prior to further sales to Fusion. The Company has the right to terminate the agreement at any time if more than 1,200,000 shares are issuable under the first round of the Common Stock Purchase Agreement. In conjunction with this transaction, the Company issued to Fusion 154,286 shares of common stock having a fair value equal to approximately $549,000 as a fee for the agreement. Shares with a fair value of $480,000 are required to be issued to Fusion if the Company elects to enter into a second round. As of December 31, 2000, the Company has sold 300,000 shares of common stock and received cash totaling approximately $997,000 as a result of this Common Stock Purchase Agreement. Subsequent to calendar 2000, the Company has sold an additional 330,000 shares of common stock worth to Fusion and received cash totaling approximately $576,000.

    On December 31, 1999, the Company issued notes payable in exchange for $500,000 each from our Chief Executive Officer and a commercial bank. These notes accrued interest at 10% per annum with principal and interest due initially on December 31, 2000. The terms of these notes allowed for an extension of six months, to June 30, 2001 at the option of the holders. The Company issued warrants to purchase 85,000 shares of common stock to the lenders in conjunction with the issuance of the notes and the related extensions pursuant to the original terms of the notes. The warrants are exercisable at any time at the option of the holders through December 31, 2005 and entitle the holders to purchase an equal number of common shares at a weighted-average price of $7.63 per share. The Company paid the note and interest earned in full to the commercial bank on June 30, 2000, and by December 31, 2000 had paid approximately $296,000 of the principal and the interest earned through November 20, 2000 to our Chief Executive Officer with a $204,000 balance outstanding at December 31, 2000.

    For calendar 2000, the Company's net loss continues to be significant due to expenditures related to the execution of our overall business strategy, which is consistent with growth in operations, staffing and infrastructure development. While high for the year, these expenditures, excluding restructuring and certain non-recurring, non-cash charges, have steadily decreased on a sequential quarterly basis during calendar 2000 and have stabilized as of December 31, 2000. Due to lowered costs resulting from our restructuring which began in the fourth quarter of 1999, our sequential, quarterly operating losses during calendar 2000 decreased from $3,350,000, $1,357,000 and $936,000 in the first three quarters, to operating income of $7,000 for the fourth quarter of 2000. Management anticipates that overall expenses will stabilize at their current levels for the foreseeable future. We anticipate continued current levels of investment for content development, improved and new technologies, infrastructure development and product marketing and sales efforts. However, we will also continue to evaluate opportunities that create efficiencies, consolidate operating costs and reduce overhead such that overall expenditure levels remain controlled.

    On March 2, 2001 we received notification from The Nasdaq Stock Market, Listing Qualifications Division that our "net tangible assets" as of December 31, 2000 did not meet the minimum $4,000,000 net tangible assets requirement for The Nasdaq National Market under Marketplace Rule 4450(a)(3). As a result, their staff is reviewing our Company's eligibility for continued listing on the Nasdaq National Market, and has given us the opportunity to present a specific plan to achieve and sustain compliance with listing requirements. We have submitted such plan and believe that the components of our plan reasonably assure that adam.com will become compliant within three to six months of the March 19, 2001 plan submission date. While there can be no assurance that the Nasdaq staff will accept our plan or that they will not issue written notification that our securities will be delisted (in which case we would appeal such decision), we believe that there are measures currently available to us that could be immediately implemented to become compliant sooner. Certain measures involve the issuance of additional shares to Fusion pursuant to the Common Stock Purchase Agreement or to other interested investors, which could result in dilution to our existing shareholders.

    Management believes that cash on hand, together with anticipated cash flows from operations, together with the proceeds already realized from and access to additional proceeds from the Common Stock Purchase Agreement described above, will be sufficient to meet the Company's working capital needs through December 31, 2001. However, we may be required to raise additional funds in order to accelerate development of new and existing services and products, to respond to competitive pressures or to possibly acquire complementary products, businesses or technologies. There can be no assurance that any required additional financing will be available on terms favorable to us, or at all. If additional funds are raised by the issuance of equity securities, our shareholders may experience dilution of their ownership interest and these securities may have rights senior to those of the holders of the common stock. If additional funds are raised by the issuance of debt securities, we may be subject to certain limitations on our operations, including limitations on the payment of dividends. If adequate funds are not available or not available on acceptable terms, we may be unable to take advantage of acquisition opportunities, develop or enhance services or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). This bulletin summarizes certain of the Staff's views in the application of generally accepted accounting principles to revenue recognition in financial statements. The required implementation of SAB 101 was deferred until the fourth quarter of 2000, although we adopted it as of January 1, 2000. The implementation of the provisions of SAB 101 did not have a material impact on the financial position or results of operations of adam.com.

    In September 2000, the EITF reached a final consensus on Issue No. 00-10, "Accounting for Shipping and Handling Revenues and Costs," which requires amounts charged to customers for shipping and handling to be classified as revenue. In addition, the Issue established that the classification of shipping and handling costs is an accounting policy decision that should be disclosed pursuant to APB Opinion No. 22, "Disclosure of Accounting Policies." If shipping and handling costs are significant and are not included in cost of sales, a company should disclose both the amount of such costs and which line item on the income statement includes that amount. This Issue is applicable no later than the fourth quarter of fiscal years beginning after December 15,1999. The Company's current accounting policies conform to this new guidance.

    In March 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation-an Interpretation of APB Opinion No. 25" ("FIN 44"). This opinion provides guidance on the accounting for certain stock option transactions and subsequent amendments to stock option transactions. FIN 44 was effective
July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have a material impact on adam.com's financial position or results of operations for calendar 2000. This interpretation requires variable accounting treatment for options that have been modified from their original terms. Accordingly, compensation cost shall be adjusted for increases or decreases in the intrinsic value of the modified awards in subsequent periods and until the awards have been exercised, forfeited, or expired. As of December 31, 2000, the Company had 416,200 outstanding options with an exercise price of $5.25 that are considered variable under this interpretation. Because the stock price since the effective date of July 1, 2000 has been below $5.25, the Company recorded no compensation cost in calendar 2000. Subsequent to calendar 2000 an officer and director of the Company relinquished 195,000 of these shares. As a result the Company currently has 221,200 outstanding options with an exercise price of $5.25 that are considered variable under this interpretation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    As of December 31, 2000, the Company had cash and cash equivalents of $1,242,000 invested in liquid money market funds or bank accounts and investment securities of $424,000. The cash and cash equivalents are subject to interest rate risk and we may receive higher or lower interest income if market interest rates increase or decrease. A hypothetical increase or decrease in market interest rates by 10 percent from levels at December 31, 2000 would not have a material impact on our future earnings, fair values or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    This information is set forth under Item 14(a)(1) and (2).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

    None.

                                   PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

NAME                                     AGE                             POSITION
----                                   --------   -------------------------------------------------------
Robert S. Cramer, Jr.................     40      Chairman of the Board, Chief Executive Officer and
                                                  Director

Michael S. Fisher....................     38      Corporate Secretary and Chief Financial Officer

Kevin S. Noland......................     38      Chief Operating Officer

Linda B. Davis.......................     57      Director

Daniel S. Howe.......................     40      Director

John W. McClaugherty.................     41      Director

Francis J. Tedesco...................     57      Director

    ROBERT S. CRAMER, JR. Mr. Cramer, a co-founder of the Company, has served as Chairman of the Board and a Director since the Company's inception in March 1990, and Chief Executive Officer since September 1996, and, since 1999, Mr. Cramer has been an Executive Officer and Board Member of ThePort.com, an Internet technology company. From 1987 to 1992, he served as Chairman of the Board of Directors of MLI. In 1989, Mr. Cramer served as an Executive Editor and Co-Publisher of Atlanta Computer Spectrum, a regional technology publication he helped to create. Also, since 1994 Mr. Cramer has served as Chairman of the Board of the Atlanta Task Force for the Homeless, a community-wide non-profit organization working with and on the behalf of homeless people.

    MICHAEL S. FISHER. Mr. Fisher joined adam.com in September 1993 as Controller, became Vice President of Finance and Administration in
February 1997, was appointed Corporate Secretary in March 1997 and named as its Chief Financial Officer in September 2000. From June 1990 through August 1993 he served as Controller for Morgan Medical Holdings, Inc., a publicly held medical diagnostic services firm, and was responsible for all financial functions. Previously thereto, he served two years as an accountant with BDO/Seidman.
Mr. Fisher is a CPA registered in the state of New York.

    KEVIN S. NOLAND. Since joining the Company in 1994, Mr. Noland has been extensively involved in marketing, communications and brand building for adam.com. From 1994 to 1996, Mr. Noland was strategic in adam.com's development and growth of its consumer retail products group. He served as Director of Marketing from 1996 to 1998 where he was responsible for the launch of adam.com's flagship anatomy product, A.D.A.M. Interactive Anatomy. Mr. Noland was named VP of Corporate Communications in 1999 and named as adam.com's Chief Operating Officer in September 2000.

    LINDA B. DAVIS. Ms. Davis has been a Director of the Company since September 1998. Ms. Davis is President of Benjamin Cummings, a publishing imprint of Addison Wesley that specializes in educational materials for college-level science courses. Located in San Francisco, Benjamin Cummings is known for publishing text and media that are market leaders. Ms. Davis has led Benjamin Cummings since September 1997. She joined Addison Wesley in 1990 as Vice President of Product Development and was subsequently promoted to Vice President and Editorial Director of the Math, Physics and Statistics Division. Previously, Ms. Davis was Vice President and Director of Development at W.H. Freeman/ Scientific American Books from 1986 to 1990.

    DANIEL S. HOWE. Mr. Howe has been a Director of the Company since December 1996. Mr. Howe is President of DSH Enterprises, Inc., a real estate development and investment company, and has served in that capacity since January 1990. Mr. Howe has worked with a number of technology companies in the areas of fund raising and strategic planning. Mr. Howe has an MBA from the University of Florida.

    JOHN W. MCCLAUGHERTY. Mr. McClaugherty, a co-founder of the Company, has served as a Director of the Company since its inception in March 1990. Currently, Mr. McClaugherty serves as President of beBetter Networks, Inc., a human resource productivity company. He has served as its president since its inception in September 1999. Prior thereto, Mr. McClaugherty served as President of J.S.K., Inc., a medical illustration company from 1994 to 1999.
Mr. McClaugherty served as Chief Executive Officer of the Company from its inception until March 1994.

    FRANCIS J. TEDESCO. Dr. Tedesco has been a Director of the Company since July 1996. In January 2001, Dr. Tedesco was appointed as President Emeritus of the Medical College of Georgia ("MCG") and Professor Emeritus of Medicine, Surgery, School of Graduate Studies of the MCG. Prior to this Dr. Tedesco served as Chief Executive Officer of Health Sciences University and as President of the MCG from 1988-2001, and was a Professor of Medicine at MCG from 1981-2001. He has been a consultant to Dwight David Eisenhower Medical Center--Fort Gordon, Georgia; Veterans Administration Medical Center--Augusta, Georgia and Walter Reed Army Medical Center--Washington, D.C. Prior to coming to MCG in 1978,
Dr. Tedesco held academic appointments beginning in 1971 at the Hospital of the University of Pennsylvania; Washington University School of Medicine, St. Louis, Missouri; and University of Miami School of Medicine. Dr. Tedesco currently serves on the Board of Directors and is Vice President of the Georgia Division of the American Cancer Society, is chairman of BeBetter Networks Inc, is a member of the CDC Foundation Board of Visitors, serves on the Ty Cobb Foundation Scholarship Board and serves on VerifyMD.com, Inc. Board of Directors.

ELECTION TO THE BOARD

    Under our Articles of Incorporation, directors are elected to the Board for three-year terms, and one-third of the Board members stand for election each year. Currently, the term of Mr. Howe is scheduled to expire at the annual meeting of shareholders in 2001, the terms of Messrs. Cramer and McClaugherty are scheduled to expire at the annual meeting of shareholders in 2002 and the terms of Ms. Davis and Dr. Tedesco are scheduled to expire at the annual meeting of shareholders in 2003.

MEETINGS OF THE BOARD OF DIRECTORS

    During calendar 2000, the Board held three meetings. Each director that served during calendar 2000 attended at least 75% of all Board meetings and the aggregate number of meetings held by all committees on which the individual director served in calendar 2000, except for Ms. Davis who missed one of three Board meetings.

COMMITTEES OF THE BOARD OF DIRECTORS

    The Board has standing Audit, Stock Repurchase and Compensation/Stock Option Committees that assist it in discharging its responsibilities. These committees, their members and functions are discussed below.

    The Audit Committee, which held one meeting during calendar 2000, is responsible for recommending independent accountants, reviewing with the accountants the scope and results of the audit engagement, and consulting with independent accountants and management with regard to adam.com's accounting methods and control procedures. During calendar 2000, the Audit Committee was composed of Messrs. Howe (Chairman) and McClaugherty. At a February 26, 2001 Board Meeting, the Board voted to change the composition of this committee in order to comply with the Nasdaq National Market's Rule 4350(d)(2). As a result of the vote, the Audit Committee's new composition is made up of Messrs. Howe (Chairman) and McClaugherty and Dr. Tedesco. Management believes that with this change the Audit Committee now fully complies with the Nasdaq National Market's Rule 4350(d)(2) and the Company certified this to the the Nasdaq National Market on March 3, 2001.

    The Stock Repurchase Committee, which held no meetings calendar 2000, is responsible for adam.com's repurchase of its own shares pursuant to the Stock Repurchase Program. The Stock Repurchase Committee is composed of
Messrs. Cramer (Chairman) and Howe.

    The Compensation/Stock Option Committee, which held one meeting during calendar 2000, is responsible for reviewing recommendations from the Chairman of the Board of Directors with regard to the compensation of officers of adam.com and reporting to the Board of Directors its recommendations with regard to such compensation and is responsible for operating and administering adam.com's 1991 Employee Stock Option Plan and its Amended and Restated 1992 Stock Option Plan. During calendar 2000, the Compensation/Stock Option Committee was composed of Dr. Tedesco (Chairman) and Mr. Howe. At a February 26, 2001 Board Meeting, the Board voted to change the composition of this committee. As a result of the vote, the committee's new composition is made up of Dr. Tedesco (Chairman) and Mr. McClaugherty.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Exchange Act requires our executive officers and directors and persons who beneficially own more than ten percent of our common stock to file with the Securities and Exchange Commission certain reports, and to furnish copies thereof to us, with respect to each such person's beneficial ownership of our equity securities. Based solely upon a review of the copies of such reports furnished to us, and certain representations of such persons, all such persons have complied with the applicable reporting requirements for calendar 2000.

ITEM 11. EXECUTIVE COMPENSATION

    The table below sets forth certain information relating to the compensation earned during calendar 2000, the nine-month transition period ended
December 31, 1999 and fiscal 1999, by our Chief Executive Officer and each of the other highest paid executive officers whose total annual salary and bonus exceeded $100,000 during calendar 2000 (collectively, the "Named Executive Officers").

SUMMARY COMPENSATION TABLE

                                                                           LONG TERM
                                              ANNUAL COMPENSATION        COMPENSATION
                                              --------------------   ---------------------
                                                                     SECURITIES UNDERLYING      ALL OTHER
NAME AND PRINCIPAL POSITION       PERIOD(1)   SALARY($)   BONUS($)        OPTIONS(#)         COMPENSATION($)
---------------------------       ---------   ---------   --------   ---------------------   ---------------
Robert S. Cramer, Jr. ..........    CY00      $225,000         --           200,000               $1,906(2)
  Chief Executive Officer           TP99       140,082         --            40,000                1,906(2)
                                    FY99       164,000         --           225,000(3)             1,906(2)
Michael S. Fisher ..............    CY00      $141,458    $ 6,833            82,125                   --
  Chief Financial Officer           TP99        92,292         --            12,000                   --
                                    FY99        93,750         --            14,500                   --
Kevin S. Noland ................    CY00      $101,600    $11,400            69,375                   --
  Chief Operations Officer          TP99        69,000      6,965            12,000                   --
                                    FY99        76,677      5,144            14,000                   --

------------------------

(1) "CY00" represents the twelve-month period ending December 31, 2000, "TP99" represents the nine-month transition period ending December 31, 1999 and "FY99" represents the twelve-month period ending March 31, 1999.

(2) Represents life insurance premiums paid on behalf of such executive officers.

(3) Includes 195,000 shares subject to previously granted options repriced and reissued on January 14, 1999. Subsequent to the end of calendar 2000, Mr. Cramer forfeited all of these options.

(4) Represents gain made on sale of stock options.

OPTION GRANTS IN LAST FISCAL YEAR

    The following table provides information regarding stock options granted to the Named Executive Officers during calendar 2000.

                                                                                                    POTENTIAL
                                                                                               REALIZABLE VALUE AT
                                                                                                 ASSUMED ANNUAL
                                                INDIVIDUAL GRANTS                                   RATES OF
                       -------------------------------------------------------------------         STOCK PRICE
                           NUMBER OF        % OF TOTAL OPTIONS                                  APPRECIATION FOR
                           SECURITIES           GRANTED TO       EXERCISE OR                     OPTION TERM(1)
                       UNDERLYING OPTIONS        EMPLOYEE         BASE PRICE    EXPIRATION   -----------------------
NAME                       GRANTED(#)         IN FISCAL YEAR     ($/SHARE)(1)      DATE        5%($)        10%($)
----                   ------------------   ------------------   ------------   ----------   ----------   ----------
Robert S. Cramer,
  Jr.................         145,000(2)           14.3%             $13.00     01/11/2010   $3,070,466   $4,889,205
Robert S. Cramer,
  Jr.................          10,000               1.0%             $ 5.91     05/09/2010       96,268      153,290
Robert S. Cramer,
  Jr.................          45,000               4.4%             $ 4.00     08/24/2010      293,201      466,874
Michael S. Fisher....          35,000               3.4%             $13.00     01/11/2010      741,147    1,180,153
Michael S. Fisher....          22,125               2.2%             $ 5.91     05/09/2010      212,992      339,155
Michael S. Fisher....          25,000               2.5%             $ 4.00     08/24/2010      162,889      259,374
Kevin S. Noland......          25,000               2.5%             $13.00     01/11/2010      529,391      842,966
Kevin S. Noland......          19,375               1.9%             $ 5.91     05/09/2010      186,519      297,000
Kevin S. Noland......          25,000               2.5%             $ 4.00     08/24/2010      162,889      259,374

------------------------

(1) The potential realizable value portion of the foregoing table illustrates value that might be realized upon exercise of the options immediately prior to the expiration of their term, assuming the specified compounded rates of appreciation on the common stock over the term of the options. These numbers do not take into account plan provisions providing for termination of the option following termination of employment or non-transferability.

(2) Subsequent to the end of calendar 2000, Mr. Cramer relinquished his rights to these shares.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUE
  TABLE

    The following table shows the number and value of exercisable and unexercisable options held by adam.com's Named Executive Officers as of the end of calendar 2000. No stock appreciation rights were outstanding during calendar 2000.

                                                    NUMBER OF SECURITIES
                                                   UNDERLYING UNEXERCISED
                                                      OPTIONS/SARS AT         VALUE OF UNEXERCISED IN-
                                                    FISCAL YEAR END (#)      THE-MONEY OPTIONS/SARS AT
                                                        EXERCISABLE/            FISCAL YEAR END ($)
NAME                                                   UNEXERCISABLE        EXERCISABLE/UNEXERCISABLE(2)
----                                               ----------------------   ----------------------------
Robert S. Cramer, Jr.(1).........................      58,833 / 91,667             $0.00 / $0.00
Michael S. Fisher................................      41,500 / 94,125             $0.00 / $0.00
Kevin S. Noland..................................      40,500 / 81,375             $0.00 / $0.00

------------------------

(1) Does not include warrants to purchase 60,000 shares of common stock issued in connection with the loan by Mr. Cramer to adam.com of $500,000 on December 31, 1999. Warrants to purchase 23,375 shares of common stock expired unexercised in calendar 2000. Does not include 340,000 of previously issued options (195,000 granted January 14, 1999 and 145,000 granted
    January 12, 2000) that Mr. Cramer voluntarily forfeited subsequent to the end of calendar 2000.

(2) The closing price of our common stock on December 31, 2000 was $1.63.

    We have not awarded stock appreciation rights to any employee, we have no long-term incentive plans, as that term is defined in SEC regulations, and we have no defined benefit or actuarial plans covering any of our employees.

COMPENSATION OF DIRECTORS

    To date, directors have not received cash compensation for their services as directors of adam.com. On January 12, 2000, each non-employee director of adam.com was awarded an option to purchase 20,000 shares of adam.com common stock. Such options have a term of ten years from the date of grant and vest one year from the date of grant. Each option has an exercise price of $13.00 per share. Additionally, on May 10, 2000, each non-employee director of adam.com, along with every active full time employee, was granted additional stock options to purchase up to 25% of the outstanding balance of unexercised stock options held by them on that date. Such options have an exercise price of $5.91, a term of ten years from the grant date and fully vest one year from the date of grant.

EMPLOYMENT AGREEMENT

    We have entered into an employment agreement with Mr. Cramer that is currently scheduled to expire on December 31, 2001 (the "Expiration Date") and is automatically renewable for successive one-year periods unless either party gives written notice of non-renewal. This agreement also may be terminated by us with or without cause or upon Mr. Cramer's death or inability to perform his duties due to disability for a period of twelve consecutive months. If the agreement is terminated prior to the Expiration Date for any reason, except by Mr. Cramer, by us for cause or upon Mr. Cramer's death or disability, we must continue to pay Mr. Cramer's base salary and bonus either (1) for the period from the date of termination through the Expiration Date if the agreement is terminated prior to the first anniversary thereof or (2) for the two year period following the date of termination if the agreement is terminated after the first anniversary thereof. If the agreement is terminated because of the death or disability of Mr. Cramer, we must pay Mr. Cramer or his beneficiaries his base salary and bonus for a period of one year following the date of termination; provided, however, that in the case of termination for disability, we may elect, in lieu of making such payments, to provide Mr. Cramer with disability insurance coverage. The agreement provides for a minimum annual base salary of $120,000 and for annual discretionary bonuses. The agreement also contains a two-year noncompetition, customer and employee nonsolicitation and confidentiality provision. We have executed Employee Confidentiality, Nondisclosure and Noncompetition Agreements with all of our employees.

REPORT ON REPRICING OF OPTIONS

    We have from time to time since 1991 granted stock options to our employees to purchase company shares. Certain of these options were canceled at the option of their holders on January 14, 1999, and then replaced that day on a one-for-one basis with new options with an exercise price equal to the closing market price that day. The repricing of options reflects the consistent application of our policy as determined by our Compensation/Stock Option Committee of the Board of Directors. The Compensation/ Stock Option Committee and Board of Directors believe that incentive options should be granted at exercise prices equal to or not materially in excess of the market price of our common stock in order to provide maximum incentive to employees, including senior executives.

    FIN 44 was issued in March 2000. This opinion provides guidance on the accounting for certain stock option transactions and subsequent amendments to stock option transactions. FIN 44 was effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have a material impact on adam.com's financial position or results of operations for calendar 2000. This interpretation requires variable accounting treatment for options that have been modified from their original terms. Accordingly, compensation cost shall be adjusted for increases or decreases in the intrinsic value of the modified awards in subsequent periods and until the awards have been exercised, forfeited, or expired. As of December 31, 2000, the Company had 416,200 outstanding options with an exercise price of $5.25 that are considered variable under this interpretation. Because the stock price since the effective date of July 1, 2000 has been below $5.25, the Company has not recorded any compensation cost related to the repriced options issued on January 14, 1999. Subsequent to calendar 2000, an officer and director of the Company forfeited 195,000 of these variable options and, as a result, the Company currently has 221,200 variable options outstanding with an exercise price of $5.25.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    During calendar 2000, Dr. Tedesco and Mr. Howe were members of the Compensation/Stock Option Committee. During calendar 2000, we did not engage in any transactions with either of these individuals, and neither individual was nor ever has been an officer or employee of adam.com.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS OF MANAGEMENT

    The following table sets forth the beneficial ownership of shares of common stock as of March 28, 2001 for (1) directors of adam.com, (2) the Named Executive Officers, (3) the directors and executive officers of adam.com as a group and (4) each shareholder of adam.com holding more than a 5% interest in adam.com. Unless otherwise indicated in the footnotes, all of such interests are owned directly, and the indicated person or entity has sole voting and disposition power.

                                                               NUMBER OF SHARES    PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNERS(1)                      BENEFICIALLY OWNED    CLASS(2)
----------------------------------------                      ------------------   ----------
Robert S. Cramer(3).........................................         634,658          10.0%
Michael S. Fisher(4)........................................         107,775           1.7%
Kevin S. Noland(5)..........................................          92,875           1.5%
Linda B. Davis(6)...........................................          28,750             *
Daniel S. Howe(7)...........................................          27,083             *
John W. McClaugherty(8).....................................          32,702             *
Francis J. Tedesco, M.D.(9).................................          42,583             *
Addison Wesley Longman, Inc.(10)............................         700,000          11.0%
All executive officers and director as a group (7
  persons)(11)..............................................         966,426          15.2%

------------------------

  * Less than 1%

 (1) Unless otherwise indicated, the addresses of the persons listed is c/o adam.com, 1600 RiverEdge Parkway, Suite 800, Atlanta, Georgia 30328-4658.

 (2) Based on 6,340,949 shares outstanding. Except as indicated in the footnotes set forth below, the persons named in the table, to adam.com's knowledge, have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The number of shares shown as owned by, and the voting power of, individual shareholders include shares which are not currently outstanding but which such shareholders are entitled to acquire or will be entitled to acquire within 60 days. Such shares are deemed to be outstanding for the purpose of computing the percentage of outstanding common stock owned by the particular shareholder, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

 (3) Includes 92,167 shares issuable upon exercise of outstanding options and 60,000 shares issuable upon exercise of outstanding warrants.

 (4) Includes 106,625 shares issuable upon exercise of outstanding options.

 (5) Includes 92,875 shares issuable upon exercise of outstanding options.

 (6) Includes 28,750 shares issuable upon exercise of outstanding options.

 (7) Includes 27,083 shares issuable upon exercise of outstanding options.

 (8) Includes 32,500 shares issuable upon exercise of outstanding options.

 (9) Includes 32,916 shares issuable upon exercise of outstanding options.

(10) The address of this shareholder is Addison Wesley Longman, Inc.,
     c/o Pearson Education, Inc., One Lake Street, Upper Saddle River, New Jersey 07458.

(11) Includes 412,916 shares issuable upon exercise of outstanding options and 60,000 shares issuable upon exercise of outstanding warrants.

ITEM 13. CERTAIN TRANSACTIONS

    During calendar 2000, adam.com sold approximately $92,000 of product to Addison Wesley Longman, a shareholder in adam.com. During calendar 2000, adam.com sold approximately $6,000 of product to and purchased approximately $15,000 of product from Benjamin/Cummings, a subsidiary of Addison Wesley Longman. adam.com earned royalty revenues of approximately $372,000 from and recorded royalty expense of approximately $170,000 to Benjamin/Cummings during calendar 2000. adam.com paid approximately $183,000 to Benjamin/Cummings during calendar 2000 to pay for its share of costs related to web enabling the co-produced series of Interactive Physiology products. Linda B. Davis, a director of adam.com, is the president of Benjamin/Cummings, a publishing imprint of Addison Wesley.

    As of December 31, 2000, Mr. Cramer held warrants to purchase 60,000 shares of common stock which were granted in connection with various debt and equity financings. During calendar 2000 warrants to purchase 23,375 shares of common stock held by Mr. Cramer expired unexercised in calendar 2000.

    It is our policy that all future transactions, if any, with affiliated parties will be approved by the disinterested members of our Board of Directors, a committee of the Board or by the shareholders of adam.com.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) THE FOLLOWING DOCUMENTS ARE INCLUDED AS PART OF THIS REPORT:

                                                                PAGE
                                                              --------
(1) FINANCIAL STATEMENTS:
Report of Independent Accountants...........................     F-1
Balance Sheet at December 31, 2000 and December 31, 1999....     F-2
Statement of Operations for the twelve months ended
  December 31, 2000, the nine months ended December 31, 1999
  and the twelve months ended March 31, 1999................     F-3
Statement of Changes in Shareholders' Equity for the twelve
  months ended December 31, 2000, the nine months ended
  December 31, 1999 and the twelve months ended March 31,
  1999......................................................     F-4
Statement of Cash Flows for the twelve months ended
  December 31, 2000, the nine months ended December 31, 1999
  and the twelve months ended March 31, 1999................     F-5
Notes to Financial Statements...............................     F-6

(2) FINANCIAL STATEMENT SCHEDULE:
For the twelve months ended December 31, 2000, the nine months ended December 31, 1999 and the twelve months ended
  March 31, 1999
II--Valuation and Qualifying Accounts

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

       EXHIBIT
         NO.                                    DESCRIPTION
---------------------   ------------------------------------------------------------
 3.1(a)                 Articles of Restatement of the Articles of Incorporation of
                        A.D.A.M. Software, Inc. 3.2(a) Amendment to the Articles of
                        Incorporation of A.D.A.M. Software, Inc. filed
                        September 30, 1999
 3.2(b)                 Amended and Restated By-Laws of the Company.
 4.1                    Amended and Restated Articles of Incorporation of the
                        Company (incorporated by reference to Exhibit 3.1).
 4.2                    Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2).
 4.3                    Specimen Common Stock Certificate
 4.4(b)                 Form of Option Certificate relating to the Company's 1992
                        Stock Option Plan
 4.5(b)                 Form of Warrants to Purchase shares of Common Stock, dated
                        April through November 1994
 4.6(c)                 Form of Debenture issued to Fusion Capital Fund I, LLC
 4.7(e)                 Form of Warrant issued to Union Street Partners, L.P and
                        Robert S. Cramer, Jr.
10.1(b)                 Amended and Restated 1992 Stock Option Plan
10.2(b)                 401(k) Adoption Agreement and Trust.
10.3(b)                 Employment Agreement between the Company and Robert S.
                        Cramer, Jr., dated December 21, 1994.

       EXHIBIT
         NO.                                    DESCRIPTION
---------------------   ------------------------------------------------------------
10.4(b)(d)              Software Reseller Agreement among the Company, Addison
                        Wesley Longman, through its Addison Wesley/Benjamin Cummings
                        Group Sales Force Division, Benjamin/Cummings, and Addison
                        Wesley Publishers Ltd., dated as of August 4, 1994.
10.5(b)(d)              Software Reseller Agreement among the Company and Addison
                        Wesley Longman, through its Addison Wesley School Division, dated as of February 9, 1995.
10.6(c)                 Securities Purchase Agreement dated as of November 15, 1999, between the Company and Fusion Capital Fund I, LLC
10.7(e)                 Bridge Note and Warrant Purchase Agreement between Union
                        Street Partners, L.P and Robert S. Cramer, Jr. and the
                        Company dated December 31, 1999
10.8(e)                 Registration Rights Agreement between Union Street Partners,
                        L.P and Robert S. Cramer, Jr. and the Company dated December
                        31, 1999
10.9(f)                 Common Stock Purchase Agreement dated September 5, 2000
                        between the Company and Fusion Capital Fund II, LLC
10.10                   Asset Purchase and Sale Agreement dated January 31, 2001
                        between the Company and Alan Greene, M.D. and Cheryl
                        Lorraine Greene
23.1                    Consent of PricewaterhouseCoopers LLP

------------------------

       (a) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999

       (b) Incorporated by reference to the Company's Registration Statement on Form S-1, File No. 33-96864, dated September 12, 1995, as amended.

       (c) Incorporated by reference to the Company's Current Report on Form 8-K filed November 30, 1999

       (d) The Company has been granted confidential treatment of portions of this Exhibit. Accordingly, portions thereof have been omitted and filed separately.

       (e) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

       (f) Incorporated by reference to the Company's Registration Statement of Form S-3, File No. 333-45294, dated September 7, 2000, as amended.

(C) REPORTS ON FORM 8-K

    No reports on Form 8-K have been filed with the Securities and Exchange Commission during the fourth quarter of calendar 2000.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 2001                                   ADAM.COM, INC.
                                                       (Registrant)

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

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on March 28, 2001.

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

                /s/ MICHAEL S. FISHER                       Corporate Secretary and Chief Financial
     -------------------------------------------              Officer (Principal Financial and
                  Michael S. Fisher                           Accounting Officer)

                   /s/ LINDA DAVIS
     -------------------------------------------            Director
                     Linda Davis

                 /s/ DANIEL S. HOWE
     -------------------------------------------            Director
                   Daniel S. Howe

              /s/ JOHN W. MCCLAUGHERTY
     -------------------------------------------            Director
                John W. McClaugherty

            /s/ FRANCIS J. TEDESCO, M.D.
     -------------------------------------------            Director
              Francis J. Tedesco, M.D.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of adam.com, Inc.

    In our opinion, the financial statements listed in the index appearing under item 14(a)(1) on page 35 present fairly, in all material respects, the financial position of adam.com, Inc. at December 31, 2000 and December 31, 1999, and the results of its operations and its cash flows for the year ended December 31, 2000, the nine months ended December 31, 1999 and the year ended March 31, 1999, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index under item 14(a)(2) on page 35 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia
February 23, 2001

                                 ADAM.COM, INC.

                                 BALANCE SHEETS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
ASSETS
Current assets
  Cash and cash equivalents.................................  $  1,242   $  1,477
  Investment securities.....................................       424         --
  Accounts receivable, net of allowances of $106 and $103...     1,046        828
  Inventories...............................................       139        314
  Note receivable from related party........................       134         --
  Non-interest bearing note receivable, net of unamortized
    discount of $28.........................................       113         --
  Prepaids and other assets.................................       161        925
                                                              --------   --------
    Total current assets....................................     3,259      3,544

Property and equipment, net.................................       959      1,749
Intangible assets, net......................................     1,818      1,827
Restricted time deposits....................................       348        449
Non-interest bearing note receivable, net of unamortized
  discount of $14...........................................       163         --
Other non-current assets....................................       270        167
                                                              --------   --------
    Total assets............................................  $  6,817   $  7,736
                                                              ========   ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued expenses.....................  $  1,495   $  2,877
  Deferred revenue..........................................     2,479        749
  Note payable..............................................        --        386
  Note payable to related party.............................       188        347
                                                              --------   --------
    Total current liabilities...............................     4,162      4,359
                                                              --------   --------
Commitments and contingencies

Shareholders' equity
  Preferred stock, no par value; 10,000,000 shares
    authorized; no shares issued and outstanding............        --         --
  Common stock, $.01 par value; 20,000,000 shares
    authorized; 6,081,413 and 5,400,581 shares issued and
    outstanding, respectively...............................        61         54
  Common stock warrants.....................................       353        366
  Additional paid-in capital................................    43,804     37,938
  Treasury stock at cost, 0 and 498,212 shares,
    respectively............................................        --     (1,285)
  Unrealized loss on investments............................       (13)        --
  Accumulated deficit.......................................   (41,550)   (33,696)
                                                              --------   --------
    Total shareholders' equity..............................     2,655      3,377
                                                              --------   --------
    Total liabilities and shareholders' equity..............  $  6,817   $  7,736
                                                              ========   ========

   The accompanying notes are an integral part of these financial statements.

                                 ADAM.COM, INC.

                            STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                YEAR         NINE MONTHS       YEAR
                                                                ENDED           ENDED         ENDED
                                                            DECEMBER 31,    DECEMBER 31,    MARCH 31,
                                                                2000            1999           1999
                                                            -------------   -------------   ----------
Internet revenues, net....................................     $ 6,142         $   732        $    --
Product revenues, net.....................................       2,479           2,412          5,242
                                                               -------         -------        -------
    Total operating revenues..............................       8,621           3,144          5,242
                                                               -------         -------        -------
Costs and expenses
  Cost of revenues........................................         742             551          1,408
  General and administrative..............................       3,323           2,997          1,508
  Product and content development.........................       4,091           5,015          1,924
  Sales and marketing.....................................       2,958           2,680          2,581
  Depreciation and amortization...........................       2,410             764            349
  Restructuring charges...................................         733           1,049             47
                                                               -------         -------        -------
                                                                14,257          13,056          7,817
                                                               -------         -------        -------
    Operating loss........................................      (5,636)         (9,912)        (2,575)
Interest income (expense), net............................        (987)            158            395
Impairment of investment securities.......................      (1,105)             --             --
                                                               -------         -------        -------
    Loss before minority interest and equity in net losses
      of affiliate........................................      (7,728)         (9,754)        (2,180)
Minority interest in consolidated subsidiary..............          --             175             --
Equity in losses of affiliate.............................        (126)             --             --
                                                               -------         -------        -------
    Net loss..............................................     $(7,854)        $(9,579)       $(2,180)
                                                               =======         =======        =======
Net loss per share
  Basic and diluted.......................................     $ (1.42)        $ (2.04)       $ (0.48)
                                                               =======         =======        =======
Weighted average shares outstanding
  Basic and diluted.......................................       5,536           4,707          4,528
                                                               =======         =======        =======

   The accompanying notes are an integral part of these financial statements.

                                 ADAM.COM, INC.
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                              ACCUMULATED
                                  COMMON STOCK       ADDITIONAL    COMMON                        OTHER
                              --------------------    PAID-IN       STOCK     ACCUMULATED    COMPREHENSIVE    TREASURY
                               SHARES      AMOUNT     CAPITAL     WARRANTS      DEFICIT          INCOME        STOCK      TOTAL
                              ---------   --------   ----------   ---------   ------------   --------------   --------   --------
BALANCE AT MARCH 31, 1998...  5,274,647     $52       $33,883       $135        $(21,937)         $ --        $(1,420)   $10,713
Net loss....................         --      --            --         --          (2,180)           --             --     (2,180)
Exercise of common stock
  options...................     11,100       1            28         --              --            --             --         29
Repurchase of stock.........         --      --            --         --              --            --           (766)      (766)
                              ---------     ---       -------       ----        --------          ----        -------    -------
BALANCE AT MARCH 31, 1999...  5,285,747      53        33,911        135         (24,117)           --         (2,186)     7,796
Net loss....................         --      --            --         --          (9,579)           --             --     (9,579)
Exercise of common stock
  options and warrants......    114,834       1         1,540        (36)             --            --            620      2,125
Issuance of common stock
  warrants..................         --      --            --        267              --            --             --        267
Issuance of treasury
  stock.....................         --      --         1,797         --              --            --            281      2,078
Modifications to common
  stock options.............         --      --           690         --              --            --             --        690
                              ---------     ---       -------       ----        --------          ----        -------    -------
BALANCE AT DECEMBER 31,
  1999......................  5,400,581      54        37,938        366         (33,696)           --         (1,285)     3,377
                              ---------     ---       -------       ----        --------          ----        -------    -------
Net loss....................         --      --            --         --          (7,854)           --             --     (7,854)
Other comprehensive loss,
  net of tax
  Net unrealized loss on
    investment..............         --      --            --         --              --           (13)            --        (13)
                              ---------     ---       -------       ----        --------          ----        -------    -------
      Total comprehensive
        loss................         --      --            --         --          (7,854)          (13)            --     (7,867)
Sale of stock by equity
  affiliate.................         --      --           191         --              --            --             --        191
Exercise of common stock
  options and warrants......     28,500      --           162         (7)             --            --            114        269
Donation of common stock....      5,000      --            20         --              --            --             --         20
Issuance of common stock
  warrants in connection
  with note payable to
  related party.............         --      --            --         86              --            --             --         86
Forfeiture of common stock
  warrants..................         --      --            92        (92)             --            --             --         --
Senior secured convertible
  debentures
  Beneficial conversion
    feature.................         --      --           750         --              --            --             --        750
  Issuance of commitment
    shares..................         --      --           627         --              --            --            153        780
  Conversions...............    193,046       2         3,499         --              --            --          1,018      4,519
Common stock issued and cash
  fees paid in connection
  with equity purchase
  agreement.................    154,286       2          (555)        --              --            --             --       (553)
Sale of common stock under
  equity purchase
  agreement.................    300,000       3           994         --              --            --             --        997
Stock compensation..........         --      --            86         --              --            --             --         86
                              ---------     ---       -------       ----        --------          ----        -------    -------
BALANCE AT DECEMBER 31,
  2000......................  6,081,413     $61       $43,804       $353        $(41,550)         $(13)       $    --    $ 2,655
                              =========     ===       =======       ====        ========          ====        =======    =======

   The accompanying notes are an integral part of these financial statements.

                                 ADAM.COM, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                             NINE MONTHS      YEAR
                                                               YEAR ENDED       ENDED         ENDED
                                                              DECEMBER 31,   DECEMBER 31,   MARCH 31,
                                                                  2000           1999         1999
                                                              ------------   ------------   ---------
Cash flows from operating activities
  Net loss..................................................    $(7,854)       $(9,579)     $ (2,180)
  Adjustments to reconcile net loss to net cash used in
    operating activities
    Depreciation and amortization...........................      3,638            883           906
    Loss on sale of assets..................................        244            106            --
    Minority interest share of loss.........................         --           (175)           --
    Stock compensation charges..............................        106            730            --
    Loss on note receivable.................................        191             --            --
    Impairment of investment securities.....................      1,105             --            --
    Equity in net loss of affiliate.........................        126             --            --
    Changes in assets and liabilities
      Accounts receivable...................................       (214)           122           288
      Inventories...........................................        175            (22)          175
      Prepaids and other assets.............................        816           (451)          (39)
      Accounts payable and accrued liabilities..............     (1,362)         1,395           (95)
      Deferred revenue......................................        189            626            84
                                                                -------        -------      --------
        Net cash used in operating activities...............     (2,840)        (6,365)         (861)
                                                                -------        -------      --------
Cash flows from investing activities
  Purchases of short-term investments.......................         --             --       (22,475)
  Proceeds from maturities of short-term investments........         --          3,762        26,343
  Purchases of property and equipment.......................       (415)        (1,589)         (494)
  Note receivable issued to related party...................       (325)            --            --
  Repayments on note receivable.............................        106             --            --
  Redemption of restricted time deposit.....................        433            345           160
  Purchase of restricted time deposit.......................       (331)          (271)         (162)
  Software development costs................................     (1,631)            (4)         (108)
  Content acquisition.......................................         --            (52)           --
  Other.....................................................        (21)            --            --
                                                                -------        -------      --------
        Net cash (used in) provided by investing
          activities........................................     (2,184)         2,191         3,264
                                                                -------        -------      --------
Cash flows from financing activities
  Proceeds from related party for interest in consolidated
    subsidiary..............................................         --            175            --
  Proceeds received upon conversion of senior secured
    convertible debentures..................................      5,202             --            --
  Proceeds from sales of common stock.......................        997             --            --
  Debt and equity issuance costs............................       (872)            --            --
  Proceeds from exercise of common stock options and
    warrants................................................        259          2,107            28
  Repurchase of common stock................................         --             --          (766)
  Proceeds from (payments of) notes payable.................       (797)         1,000            --
                                                                -------        -------      --------
        Net cash provided by (used in) financing
          activities........................................      4,789          3,282          (738)
                                                                -------        -------      --------
Decrease (increase) in cash and cash equivalents............       (235)          (892)        1,665
Cash and cash equivalents, beginning of period..............      1,477          2,369           704
                                                                -------        -------      --------
Cash and cash equivalents, end of period....................    $ 1,242        $ 1,477      $  2,369
                                                                =======        =======      ========
Interest paid...............................................    $    88        $     4      $     --
                                                                =======        =======      ========
Sale of assets for note receivable..........................    $   425        $    --      $     --
Increase in deferred revenue for investment security
  received..................................................    $ 1,542        $    --      $     --

   The accompanying notes are an integral part of these financial statements.

                                 ADAM.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    adam.com, Inc. ("adam.com" or the "Company") is a creator and syndicator of online health and medical information to consumers, professionals and students around the world. The Company's customers include web sites for consumer health, hospitals, clinics, physician practices, insurance firms and media companies. adam.com also reaches other vertical markets such as education, broadcast and publishing. Historically, adam.com has created and published medical and health information primarily through CD-ROM products and a variety of other second-tier distribution mediums, including broadcast, print and Internet-ready applications. adam.com marketed these products to the education, legal, consumer retail and professional markets. Today, adam.com's business model is based on multi-year licensing agreements of adam.com's health and medical content to numerous web-based and traditional businesses including large consumer and Internet portal sites, health care providers, health plans, government and educational institutions.

    BASIS OF PRESENTATION

    CHANGE IN FISCAL YEAR-END

    In 1999, the Company changed its fiscal year end from March 31 to December 31. The unaudited results of operations of the Company for the twelve month period ended December 31, 1999 and the nine month period ended
December 31, 1998 are presented below for comparative purposes.

                                                        NINE MONTHS ENDED            YEAR ENDED
                                                           DECEMBER 31              DECEMBER 31,
                                                      ----------------------   ----------------------
                                                        1999        1998         2000        1999
                                                      --------   -----------   --------   -----------
                                                                 (UNAUDITED)              (UNAUDITED)
Internet revenues, net..............................  $   732       $   --     $ 6,142      $    732
Product revenues, net...............................    2,412        4,264       2,479         3,391
                                                      -------       ------     -------      --------
  Total operating revenue...........................    3,144        4,264       8,621         4,123
Costs and expenses..................................   13,056        5,231      14,257        15,642
                                                      -------       ------     -------      --------
Operating loss......................................   (9,912)        (967)     (5,636)      (11,519)
Impairment of investment securities.................       --           --      (1,105)           --
Loss before minority interest.......................   (9,754)        (651)     (7,728)      (11,283)
Minority interest in consolidated subsidiary........      175           --          --           175
Equity in net loss of affiliate.....................       --           --        (126)           --
                                                      -------       ------     -------      --------
  Net loss..........................................  $(9,579)      $ (651)    $(7,854)     $(11,108)
                                                      =======       ======     =======      ========
  Net loss per share................................  $ (2.04)      $(0.14)    $ (1.42)     $  (2.39)
                                                      =======       ======     =======      ========
Weighted average shares outstanding.................    4,707        4,559       5,536         4,640

    EQUITY INVESTMENT

    For the year ended December 31, 1999, the Company accounted for its interest in ThePort.com, a private internet software company, under the consolidation method. During the year ended December 31, 2000, due to additional third party investments into ThePort.com the Company accounted for its interest under the equity method. As a result, the entity has been deconsolidated as of January 1, 2000. For the year ended December 31, 1999, ThePort.com reported no revenues and a net loss of $383,000.

                                 ADAM.COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    USE OF ESTIMATES

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

    REVENUE RECOGNITION

    The Company generates revenues primarily from Internet related sales and product sales. Internet revenues consist primarily of platform term license fees where customers license the right to use the Company's proprietary web based content and applications over the term of the license, generally one to three years and page view/advertising fees. Platform license fees are recognized ratably over the term of the license agreement commencing upon customer acceptance and page view/advertising fees are recognized as earned based on page views. Fees billed in advance of the performance of services are recorded as deferred revenue and are recognized as the services are performed. Product revenues represent the sales of software products and revenues earned under certain royalty agreements. Revenues from product sales are generally recognized at the time title passes to customers, distributors or resellers. Revenues from royalty agreements are recognized as earned based upon performance or product shipment. Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred, fees are fixed and determinable, collectibility is probable and there are no significant return or acceptance provisions.

    Allowances for estimated product returns and bad debts are provided at the time of sale. The Company evaluates the adequacy of allowances for returns and doubtful accounts based upon its evaluation of historical and expected sales experience and by channel of distribution. As certain conditions change, such as sell-through experience, channels of distribution, and general economic conditions, the estimated reserves required for returns and allowances may also change.

    CONCENTRATION OF CREDIT RISK

    Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of investment securities and trade receivables. For the year ended December 31, 2000, two customers accounted for approximately 33% and 13% of net revenues, respectively. For the nine month period ended December 31, 1999, the Company had sales to a single customer, which totaled 17% of net revenues. For the year ended March 31, 1999, two customers accounted for approximately 11.5% and 11.1% of net revenues.

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

                                 ADAM.COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    INVENTORIES

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

    INVESTMENT SECURITIES

    The Company accounts for investment securities in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". This standard requires that certain debt and equity securities be adjusted to market value at the end of each accounting period. For securities classified as "available-for-sale", unrealized market value gains and losses are generally charged or credited to a separate component of stockholders' equity.

    At December 31, 2000, the Company's investment securities consisted of 1,927,079 shares of common stock of a single company and were designated as available for sale. Accordingly, these securities are reported at fair value as determined based on market quotations, which resulted in an unrealized loss of $13,000 being recorded as a separate component of shareholders' equity. Management has also determined that a portion of the decline in the fair value of the investment security was "other than temporary". Accordingly, the results of operations include an investment loss of $1,105,000.

    INTANGIBLE ASSETS

    Intangible assets consist of purchased intellectual content, capitalized software development costs for products to be sold, leased or otherwise marketed, and software development costs for internal use software.

    Purchased intellectual content represents intangible assets acquired in 1999 from the Company's DrGreene.com and Informational Medical Solutions, Inc. asset acquisitions. The Company acquired these assets for cash of $52,000 and through the issuance of 104,000 shares of common stock valued at $2,038,000. The Company has been amortizing these amounts to expense over two to five years.

    Capitalized software development costs for products to be sold, leased or otherwise marketed consist principally of salaries and certain other expenses directly related to the development and modifications of software products capitalized in accordance with the provisions of SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed". Amortization of capitalized software development costs is provided at the greater of the ratio of current product revenue to the total of current and anticipated product revenue or on a straight-line basis over the estimated economic life of the software, which the Company has determined to generally be twenty-four months.

    In accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", the Company expenses costs incurred in the preliminary project planning stage, and

                                 ADAM.COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) thereafter, capitalizes costs incurred in the developing or obtaining of internal use software. Costs, such as maintenance and training, are expensed as incurred. Capitalized costs are amortized over their estimated useful lives which range from two to five years. During the year ended December 31, 2000, approximately $723,000 of costs have been capitalized for internal use software. No amortization expense has been recorded as of December 31, 2000 as the software is not yet ready for its intended use.

    IMPAIRMENT OF LONG-LIVED ASSETS

    The Company evaluates impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss would be recognized. Measurement of an impairment loss for long-lived assets would be based on the fair value of the asset.

    PRODUCT DEVELOPMENT

    Product development includes costs incurred in the development, enhancement and maintenance of the Company's content and technology. These costs have been charged to expense as incurred.

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

    EARNINGS (LOSS) PER SHARE

    The computation of basic earnings (loss) per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share is based on

                                 ADAM.COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) the weighted average number of common shares outstanding plus, when their effect is dilutive, potential common stock consisting of shares subject to stock options and stock warrants.

    COMPREHENSIVE INCOME

    SFAS No. 130, "Reporting Comprehensive Income" requires that all items which are to be recognized as components of comprehensive income be reported on a financial statement that is displayed with the same prominence as net income
(loss). Comprehensive loss differs from net loss due to unrealized losses on investment securities. The Company's comprehensive loss was the same as its net loss for the nine months ended December 31, 1999 and the year ended March 31, 1999.

    RECLASSIFICATIONS

    Certain comparative amounts have been reclassified to conform with current year presentation.

2. LIQUIDITY

    The financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced recurring losses during 2000, 1999 and 1998, and may generate additional losses in 2001. Management has raised equity financing and may require additional financing before achieving profitability. The additional financing would be required to grow the infrastructure needed to manage the Company's growth, and to further expand existing services into new markets and to expand new product and service offerings into existing markets. Management believes that the cash on hand together with anticipated cash flows from operations, together with the proceeds already realized from and access to additional proceeds from the Common Stock Purchase Agreement (Note 9) as well as instruments in place will be sufficient to meet the Company's working capital needs for the year ending December 31, 2001.

3. PROPERTY AND EQUIPMENT

    Property and equipment is summarized as follows (in thousands):

                                                               DECEMBER 31,
                                                            -------------------
                                                              2000       1999
                                                            --------   --------
Computers.................................................  $ 1,868    $ 1,965
Equipment.................................................      484        374
Furniture and fixtures....................................      545        580
Leasehold improvements....................................      199        670
                                                            -------    -------
                                                              3,096      3,589
Less--accumulated depreciation and amortization...........   (2,137)    (1,840)
                                                            -------    -------
                                                            $   959    $ 1,749
                                                            =======    =======

    Depreciation and amortization of property and equipment totaled approximately $578,000, $379,000 and $349,000 for the year ended December 31, 2000, the nine month period ended December 31, 1999, and the year ended
March 31, 1999, respectively.

                                 ADAM.COM, INC.

4. PRODUCT AND CONTENT DEVELOPMENT EXPENDITURES

    Product and content development expenditures are summarized as follows (in thousands):

                                                YEAR         NINE MONTHS       YEAR
                                                ENDED           ENDED         ENDED
                                            DECEMBER 31,    DECEMBER 31,    MARCH 31,
                                                2000            1999           1999
                                            -------------   -------------   ----------
Total development expenditures............     $ 5,722          $5,019        $2,032
Less: additions to capitalized software
  development.............................      (1,631)             (4)         (108)
                                               -------          ------        ------
Product development expense...............     $ 4,091          $5,015        $1,924
                                               =======          ======        ======

5. INTANGIBLE ASSETS

    Intangible assets are summarized as follows (in thousands):

                                                   ESTIMATED          DECEMBER 31,
                                                  AMORTIZABLE      -------------------
                                                LIVES (IN YEARS)     2000       1999
                                                ----------------   --------   --------
Capitalized software products to be sold,
  leased or otherwise marketed................        2            $ 2,652    $ 1,744
Software developed for internal use...........      2 - 5              723         --
Purchased intellectual content................      2 - 5              402      2,090
                                                  -----------      -------    -------
                                                                     3,777      3,834
Less accumulated amortization.................                      (1,959)    (2,008)
                                                                   -------    -------
    Intangible assets, net....................                     $ 1,818    $ 1,826
                                                                   =======    =======

    During 2000, the Company recognized an impairment charge of approximately $717,000 to reduce intangible assets to their net realizable value.

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

    Accounts payable and accrued expenses consists of the following (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Accounts payable............................................   $  436     $  714
Accrued professional fees...................................      358        534
Accrued financing costs.....................................      150        496
Accrued compensation and employee benefits..................      127        130
Deferred rent...............................................       74        123
Accrued severance costs.....................................       24        293
Other accrued expenses......................................      326        587
                                                               ------     ------
                                                               $1,495     $2,877
                                                               ======     ======

                                 ADAM.COM, INC.

7. DEBT

    On December 31, 1999, the Company issued notes payable of $500,000 each to a director and officer of the Company and a commercial bank. The notes accrued interest at 10% per annum with principal and interest due on December 31, 2000. The term of the notes allowed for an extension of six months at the option of the holders. As of December 31, 2000, the Company had paid off the entire note to the commercial bank and had paid $296,000 of the note payable to the director and officer of the Company.

    The Company issued 25,000 common stock warrants to each lender in conjunction with the issuance of the notes. The warrants are exercisable at any time at the option of the holders through December 31, 2003 and entitle the holders to purchase an equal number of shares of common stock at $11.11 per share. The fair value of the warrants issued at the date of issuance was recorded as a debt discount based on the relative fair value of the warrants and the related debt. The discount on the notes payable of $267,000 was amortized as additional interest expense using the straight-line method over the respective terms of the notes.

    On June 30, 2000, the Company granted warrants to the director and officer of the Company to purchase 25,000 additional shares at $3.20 per share pursuant to the original terms of the note. The Company recorded an additional discount of approximately $70,000 based on the estimated fair value of these warrants. This discount was fully amortized to interest expense as of December 31, 2000.

    On December 31, 2000, the Company granted 10,000 additional warrants to the director and officer of the Company to purchase shares at $1.30 per share as consideration for the extension of the term of the $204,000 note balance to June 30, 2001. An additional discount of approximately $16,000 was recorded based on the estimated fair value of these warrants. This discount will be amortized to interest expense over the remaining six month term of the note.

    The fair value of the warrants was determined using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 0%; expected volatility of 108%; risk free interest rate of 6%; and an expected term of 3 years.

SENIOR SECURED CONVERTIBLE DEBENTURE

    On January 28, 2000, the Company issued a 0% Senior Secured Convertible Debenture (the "Debenture") in the amount of $6,000,000. The Debenture was convertible into shares of common stock of the Company at a price equal to the lessor of (1) 130% of the fair value at the time of issuance ($17.55 per share),
(2) the closing bid price at the date of conversion, or (3) the average of the two lowest closing bid prices for the Company's common stock during the 10 trading days prior to a conversion of the Debenture. In conjunction with this transaction, the Company issued 59,542 shares of common stock with a fair value of approximately $780,000 as a commitment fee. This amount includes shares with a fair value of $180,000 as consideration for the purchaser's commitment to purchase a second $6,000,000 debenture.

    Through July 28, 2000, the maturity date of the Debenture, the Company issued 587,339 shares of its common stock at an average conversion price of $8.86 to satisfy the conversion of $5,202,000 of the principal amount of the Debenture. Upon maturity, the remaining balance of the Debenture, which was held as restricted cash, was returned to the issuer. The Company elected not to exercise its option to require the purchase of the second $6,000,000 debenture.

                                 ADAM.COM, INC.

8. INCOME TAXES

    The provision for income taxes differs from the amount computed by applying the applicable U.S. statutory federal income tax rate of 34 percent to income
(loss) before income taxes as a result of the following (in thousands):

                                                             NINE MONTHS
                                             YEAR ENDED         ENDED       YEAR ENDED
                                            DECEMBER 31,    DECEMBER 31,    MARCH 31,
                                                2000            1999           1999
                                            -------------   -------------   ----------
Federal tax provision (benefit) on income
  (loss) before income taxes at statutory
  federal income tax rate.................     $(2,628)        $(3,316)       $ (741)
Change in valuation allowance.............       2,689           3,452         1,416
State taxes, net of federal benefit.......        (306)           (369)         (131)
Research and development credits..........        (208)           (230)          (77)
Equity issuance costs.....................         412              --            --
Stock compensation charges................         (56)            266            --
Other.....................................          97             197          (467)
                                               -------         -------        ------
                                               $    --         $    --        $   --
                                               =======         =======        ======

    The components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
DEFERRED TAX ASSETS
  Accrued expenses and other liabilities....................  $    686   $    210
  Allowance for doubtful accounts...........................        40         13
  Intangible assets.........................................       580        124
  Fixed assets..............................................       218        100
  Research and development credits..........................       746        531
  Net operating loss carryforwards..........................    14,270     12,338
                                                              --------   --------
                                                                16,540     13,316
                                                              --------   --------
Deferred tax liabilities
  Software development costs................................      (581)       (46)
                                                              --------   --------
                                                                  (581)       (46)
                                                              --------   --------
Net deferred tax asset before valuation allowance...........    15,959     13,270
Valuation allowance.........................................   (15,959)   (13,270)
                                                              --------   --------
                                                              $     --   $     --
                                                              ========   ========

    At December 31, 2000, the Company had net operating loss and general business credit carryforwards available for tax purposes of approximately $37,554,000 and $746,000, respectively, which will expire in years 2003 through 2021 and 2007 through 2021, respectively. Under the Tax Reform Act of 1986, the amounts of, and the benefit from net operating loss carryforwards may be impaired or limited in certain

                                 ADAM.COM, INC.

8. INCOME TAXES (CONTINUED)
circumstances, including ownership changes (as defined by the Internal Revenue Service). At December 31, 2000 and 1999, the Company has recorded a valuation allowance equal to its net deferred tax assets as management believes it is more likely than not that the net deferred tax assets will not be realized.

9. EQUITY PURCHASE AGREEMENT

    On September 5, 2000, the Company entered into an agreement to sell, at its option, up to $6,000,000 of the Company's common stock based on certain market prices as defined in the agreement over a six to twelve month period. The Company issued 154,286 shares of common stock with a fair value of approximately $549,000 as a fee and incurred other costs related to this transaction. Additional shares with a fair value of $480,000 are required to be issued if the Company elects to enter into a second equity purchase agreement. During 2000, the Company sold 300,000 shares of common stock for proceeds of approximately $997,000 under this agreement.

10. TREASURY STOCK

    In April 1997, the Company's Board of Directors adopted a stock repurchase program. The program authorized repurchase of the Company's common stock from time to time in open market transactions on the Nasdaq Stock market. During the year ended March 31, 1999, the Company repurchased common stock at various times with an aggregate cost of $766,000. The Company used cash on hand to fund the repurchase program. The repurchased stock was held as treasury stock. There were no repurchases of common stock during the nine month period ended December 31, 1999 or the year ended December 31, 2000. However, the Company has reissued all of the shares of treasury stock during 1999 and 2000 to satisfy the exercise of common stock options, the conversion of the senior secured convertible debenture (Note 6) and shares issued under the equity purchase agreement (Note 9).

11. COMMON STOCK OPTIONS AND WARRANTS

    The Company has two stock option plans (the 1992 Option Plan and the 1991 Option Plan) under which the Company may grant incentive or non-qualified stock options to full-time employees and key persons. Options are granted at an exercise price as determined by the Company's Board of Directors which is not less than fair market value of the Company's common stock and the options generally vest ratably over a three-year period. Options granted under the 1992 Option Plan expire ten years from the date of grant. With respect to the 1991 Option Plan, all options granted under the plan were exercised or expired. No further grants under the 1991 Option Plan are authorized.

    The Company has reserved 3,000,000 shares of common stock for issuance under the 1992 Option Plan.

    During 2000, 75,875 warrants with an exercise price of $8.00 per share issued in connection with various debt and equity financings of the Company consummated prior to March 31, 1998, expired.

    The Company has adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Had compensation cost for the Company's stock option grants been determined based on the fair value at the grant date for awards in the year ended December 31, 2000, the nine month period ended December 31, 1999 and the year ended March 31, 1999 consistent with the

                                 ADAM.COM, INC.

11. COMMON STOCK OPTIONS AND WARRANTS (CONTINUED) provisions of SFAS 123, the Company's net loss and net loss per share would have increased to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                                             NINE MONTHS
                                                             YEAR ENDED         ENDED       YEAR ENDED
                                                            DECEMBER 31,    DECEMBER 31,    MARCH 31,
                                                                2000            1999           1999
                                                            -------------   -------------   ----------
Net loss
        As reported.......................................    $ (7,854)        $ (9,579)      $(2,180)
        Pro forma.........................................     (11,189)         (11,189)       (2,560)
Basic and diluted net loss per share
        As reported.......................................    $  (1.42)        $  (2.04)      $ (0.48)
        Pro forma.........................................       (2.02)           (2.15)        (0.57)

    The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the year ended December 31, 2000, the nine month period ended December 31, 1999 and the year ended March 31, 1999, respectively:
Dividend yield of 0% for all periods; expected volatility of 115%, 81% and 70%, respectively; average risk-free interest rates of 6.47%, 5.74% and 4.94%, respectively; and an expected life of 3.5 for the year ended December 31, 2000, the nine month period ended December 31, 1999 and the year ended March 31, 1999 with the exception of options granted during 1999 and 2000 with one-year vesting periods, which have an expected life of two years.

    The following table summarizes stock option activity for the year ended December 31, 2000, the nine months ended December 31, 1999 and the year ended March 31, 1999:

                                                                                 WEIGHTED   WEIGHTED
                                                                                 AVERAGE    AVERAGE
                                                                EXERCISE PRICE   EXERCISE     FAIR
                                                     SHARES       PER SHARE       PRICE      VALUE
                                                    ---------   --------------   --------   --------
Outstanding at March 31, 1998.....................    953,734   $ 2.00-$12.00     $ 5.73      $ --
  Granted.........................................    706,000       2.75-5.25       4.15      2.02
  Exercised.......................................    (11,000)      2.00-2.38       2.04        --
  Canceled or expired.............................   (550,434)     2.00-11.11       5.60        --
                                                    ---------
Outstanding at March 31, 1999.....................  1,098,300      2.00-12.00       5.37        --
  Granted.........................................    701,750      7.94-21.00      12.13      6.65
  Exercised.......................................   (222,101)      2.00-8.00       4.65        --
  Canceled or expired.............................   (196,527)    13.00-20.63      15.25        --
                                                    ---------
Outstanding at December 31, 1999..................  1,381,422      2.00-21.00       6.81        --
  Granted.........................................  1,016,556      3.50-15.00       8.97      5.70
  Exercised.......................................    (67,252)      2.13-5.25       3.18        --
  Canceled or expired.............................   (470,924)     2.13-21.00      10.02        --
                                                    ---------
Outstanding at December 31, 2000..................  1,859,702      2.00-20.63       7.27        --
                                                    ---------
Options exercisable at December 31, 2000..........    839,111
                                                    =========

                                 ADAM.COM, INC.

11. COMMON STOCK OPTIONS AND WARRANTS (CONTINUED)

    The following table summarizes additional information about stock options outstanding at December 31, 2000:

                                                  OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                                        ---------------------------------------   -------------------------
                                                          WEIGHTED
                                            NUMBER         AVERAGE     WEIGHTED       NUMBER       WEIGHTED
                                        OUTSTANDING AT    REMAINING    AVERAGE    EXERCISABLE AT   AVERAGE
               RANGE OF                  DECEMBER 31,    CONTRACTUAL   EXERCISE    DECEMBER 31,    EXERCISE
            EXERCISE PRICE                   2000           LIFE        PRICE          2000         PRICE
--------------------------------------  --------------   -----------   --------   --------------   --------
$2.00 to 2.94.........................      125,038          5.35       $ 2.25        120,271       $ 2.23
$3.25 to 4.75.........................      335,885          9.02         3.90         62,754         3.61
$5.00 to 6.25.........................      645,362          7.89         5.40        473,984         5.22
$7.00 to 12.75........................      361,213          7.68         8.78        144,545         8.39
$13.00 to 20.63.......................      392,204          8.46        13.47         37,557        14.64
                                          ---------                                   -------       ------
                                          1,859,702          8.00       $ 7.27        839,111       $ 5.64
                                          =========                                   =======

    During January 2000, the Company modified the terms of 22,900 options that had been granted to several employees. As a result of these modifications, the Company recognized approximately $86,000 of compensation expense for the year ended December 31, 2000 based on the fair value of the modified awards.

    In January 1999, the Company provided employee holders of options with exercise prices from $3.50 and higher the opportunity to cancel such options in exchange for an equal number of options with a vesting period of one year at the then current market price of $5.25. As a result of this election, 423,400 options were canceled and reissued in January 1999. The new option exercise price equals the market price on the date of the repricing and, correspondingly, compensation expense was not recognized. The vesting period of these options is one year. As a result of the issuance of FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25", these options are being treated as variable awards. Accordingly, compensation cost shall be adjusted for increases in the fair value of the awards past $5.25. As of December 31, 2000, no compensation cost has been recognized for these options, as the fair value of the Company's common stock has not exceeded $5.25 per share.

12. EMPLOYEE BENEFIT PLAN

    The Company sponsors a defined contribution plan that provides all permanent employees of the Company an opportunity to accumulate funds for their retirement. In January 1999, the Company began to match the contributions of participating employees to the extent of 50% of the first 6% contributed by the participant. Company matching contributions to the plan were approximately $83,000, $70,000 and $17,000 for the year ended December 31, 2000, nine months ended December 31, 1999 and the year ended March 31, 1999, respectively.

13. RELATED PARTY TRANSACTIONS

    In December 1999, the Company issued a note payable in the amount of $500,000 to a director and officer of the Company. In connection with this note, the Company granted 60,000 common stock warrants to the director and officer of the Company (Note 7).

                                 ADAM.COM, INC.

13. RELATED PARTY TRANSACTIONS (CONTINUED)
    During March 2000, the Company entered into a note receivable in the amount of $325,000 with an employee of the Company. The note was secured by 70,464 shares of the Company's common stock owned by the borrower. In January 2001, the employee returned 70,464 shares of the Company's common stock as settlement of the note. The Company recognized a loss of $191,000 on this transaction during the year ended December 31, 2000.

    During the year ended December 31, 2000, the nine months ended December 31, 1999 and the year ended March 31, 1999, the Company sold approximately $92,000, $6,000 and $353,000, respectively, of product to a company which owns shares in the Company. During the year ended December 31, 2000, the nine months ended December 31, 1999 and the year ended March 31, 1999, the Company sold approximately $6,000, $6,000 and $0, respectively, of product to a subsidiary of the company which owns shares in the Company. The Company earned royalty revenues of approximately $372,000, $218,000 and $248,000 related to this subsidiary during the year ended December 31, 2000, the nine months ended December 31, 1999 and the year ended March 31, 1999, respectively. Additionally, the Company purchased approximately $15,000, $10,000 and $6,000 of product from this subsidiary during the year ended December 31, 2000, the nine months ended December 31, 1999 and the year ended March 31, 1999, respectively, and recorded royalty expenses of approximately $170,000, $164,000 and $217,000, respectively.

    During 2000, the Company entered into a co-development agreement with a subsidiary of a shareholder of the Company. Under the terms of this agreement, the parties will share development costs equally, and each party will own 50% of the developed products. As of December 31, 2000, the Company has paid approximately $183,000 under this agreement.

    During the year ended December 31, 2000, the Company received $45,000 from the exercise of 5,625 warrants held by related parties.

14. COMMITMENTS AND CONTINGENCIES

    The Company leases office space and equipment under noncancelable lease agreements expiring on various dates through 2005. At December 31, 2000, future minimum rentals for noncancelable leases with terms in excess of one year were as follows (in thousands):

                                                              MINIMUM
YEAR ENDING                                                    ANNUAL
DECEMBER 31,                                                  RENTALS
------------                                                  --------
2001........................................................    $568
2002........................................................     329
2003........................................................      46
2004........................................................      22
Thereafter..................................................       1
                                                                ----
                                                                $966
                                                                ====

    Rent expense for the year ended December 31, 2000, for the nine months ended December 31, 1999, and the year ended March 31, 1999 were $736,000, $473,000 and $403,000, respectively.

                                 ADAM.COM, INC.

14. COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

15. SEGMENT INFORMATION

    Management operates in a single segment that is focused on the development and distribution of health/medical content. The enterprise-wide disclosures required by Financial Accounting Standards Board No. 131 "Disclosures about Segments of an Enterprise and Related Information" are presented in the tables below (in thousands):

                                                                YEAR         NINE MONTHS       YEAR
                                                                ENDED           ENDED         ENDED
                                                            DECEMBER 31,    DECEMBER 31,    MARCH 31,
REVENUES BY MARKET                                              2000            1999           1999
------------------                                          -------------   -------------   ----------
Education.................................................     $2,143           $2,053        $4,068
Consumer..................................................         97              146           289
Professional..............................................        559              132           695
Internet..................................................      5,735              732            --
Other.....................................................         87               81           190
                                                               ------           ------        ------
                                                               $8,621           $3,144        $5,242
                                                               ======           ======        ======

    The Company exports its products through agreements which grant territorial rights to international and domestic distributors. During the year ended December 31, 2000, the nine month period ended December 31, 1999 and the year ended March 31, 1999, the Company had net revenues from international sales of approximately $418,000, $222,000, and $355,000, respectively. A summary of revenues based on geographic location of customers is as follows (in thousands):

                                                                             NINE MONTHS
                                                             YEAR ENDED         ENDED       YEAR ENDED
                                                            DECEMBER 31,    DECEMBER 31,    MARCH 31,
                                                                2000            1999           1999
                                                            -------------   -------------   ----------
United States.............................................     $8,203           $2,922        $4,887
Europe....................................................         58              105           150
Pacific Rim and Asia......................................        110               36            56
Other.....................................................        250               81           149
                                                               ------           ------        ------
                                                               $8,621           $3,144        $5,242
                                                               ======           ======        ======

                                 ADAM.COM, INC.

16. RESTRUCTURING CHARGES

    The Company began a restructuring plan during the last quarter of the nine month period ended December 31, 1999. This plan resulted in the separation of three key executives, termination of various production employees located at the Company's San Francisco facility, the disposal of assets located at the San Francisco facility, and the disposal of obsolete consumer Web-related service arrangements and content that no longer had a future benefit. This restructuring resulted in a pre-tax charge of approximately $1,049,000 for the period ended December 31, 1999, including approximately $690,000 of non-cash charges for modified employee stock options. For the year ended December 31, 2000, the Company incurred approximately $733,000 of charges resulting from the completion of this plan, including approximately $86,000 of non-cash compensation charges for stock option modifications.

    During the fourth quarter of the year ended March 31, 1999, the Company implemented a plan to release substantially all of its direct sales force. This restructuring plan resulted in a pre-tax charge of approximately $47,000 relating to the severance costs for the employees terminated.

17. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                            2000
                                                                     THREE MONTHS ENDED
                                                    ----------------------------------------------------
                                                    MARCH 31    JUNE 30    SEPTEMBER 30    DECEMBER 31,
                                                    ---------   --------   -------------   -------------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Operating revenues................................   $ 1,426    $ 2,083       $ 2,852         $ 2,260
Operating income (loss)(a)........................    (3,350)    (1,357)         (936)              7
Net loss(a).......................................    (4,177)    (1,462)       (1,024)         (1,191)
Earnings per share basic and diluted..............   $ (0.82)   $ (0.27)      $ (0.18)        $ (0.20)

                                                                            1999
                                                                     THREE MONTHS ENDED
                                                    ----------------------------------------------------
                                                    MARCH 31    JUNE 30    SEPTEMBER 30    DECEMBER 31,
                                                    ---------   --------   -------------   -------------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Operating revenues................................   $   978    $   800       $ 1,084         $ 1,260
Operating income (loss)...........................    (1,608)    (2,404)       (2,959)         (4,549)
Net loss..........................................    (1,529)    (2,296)       (2,793)         (4,490)
Earnings per share basic and diluted..............   $ (0.34)   $ (0.51)      $ (0.59)        $ (0.93)

------------------------

(a) During the third quarter of 2000, the Company deconsolidated our investment in ThePort.com. (Note 1).

18. SUBSEQUENT EVENTS (UNAUDITED)

    In February 2001, the Company sold 330,000 shares of common stock for proceeds of approximately $576,000 under the equity purchase agreement
(Note 9). The Company also sold 666,015 shares of its investment securities for proceeds of approximately $144,000.

    In February 2001, a director and officer of the Company relinquished 195,000 stock options, which had been granted in January 1999 and were subject to variable accounting treatment (Note 11). This director and officer also relinquished 145,000 stock options, which had been granted in January 2000.

                                                                     SCHEDULE II

                                 ADAM.COM, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                 FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2000

                                                       BALANCE AT   CHARGED TO   ACCOUNTS   BALANCE AT
                                                       BEGINNING    COSTS AND    WRITTEN      END OF
                                                       OF PERIOD     EXPENSES      OFF        PERIOD
                     DESCRIPTION                       ----------   ----------   --------   ----------
                                                                   (THOUSANDS OF DOLLARS)
Allowance for doubtful accounts and product
  returns............................................    $   103      $  137      $(134)      $   106
                                                         =======      ======      =====       =======
Valuation allowance for deferred taxes...............    $13,270      $2,689      $  --       $15,959
                                                         =======      ======      =====       =======

                  FOR THE NINE MONTHS ENDED DECEMBER 31, 1999

                                                       BALANCE AT   CHARGED TO   ACCOUNTS   BALANCE AT
                                                       BEGINNING    COSTS AND    WRITTEN      END OF
                                                       OF PERIOD     EXPENSES      OFF        PERIOD
                     DESCRIPTION                       ----------   ----------   --------   ----------
                                                                   (THOUSANDS OF DOLLARS)
Allowance for doubtful accounts and product
  returns............................................    $   373      $  115      $(385)      $   103
                                                         =======      ======      =====       =======
Valuation allowance for deferred taxes...............    $ 9,818      $3,452      $  --       $13,270
                                                         =======      ======      =====       =======

                   FOR THE TWELVE MONTHS ENDED MARCH 31, 1999

                                                       BALANCE AT   CHARGED TO   ACCOUNTS   BALANCE AT
                                                       BEGINNING    COSTS AND    WRITTEN      END OF
                                                       OF PERIOD     EXPENSES      OFF        PERIOD
                     DESCRIPTION                       ----------   ----------   --------   ----------
                                                                   (THOUSANDS OF DOLLARS)
Allowance for doubtful accounts and product
  returns............................................    $   162      $  367      $(156)      $   373
                                                         =======      ======      =====       =======
Valuation allowance for deferred taxes...............    $ 8,402      $1,416      $  --       $ 9,818
                                                         =======      ======      =====       =======