Form 10-Q
period 2001-03-31
ADAM COM INC /DE/
filed 2001-05-15
CIK 863650

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File Number 0-26962

ADAM.COM, INC.
(Exact Name of Registrant as Specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization)	58-1878070 (IRS Employer Identification No.)

1600 RiverEdge Parkway, Suite 800
Atlanta, Georgia 30328-4658
(Address of Principal Executive Offices, Zip Code)

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

    As of May 14, 2001 there were 6,340,949 shares of the Registrant's Common Stock, par value $.01 per share, outstanding (excluding shares held in treasury by the Registrant).

adam.com, Inc.

Index

PART I: FINANCIAL INFORMATION

ITEM 1: CONDENSED FINANCIAL STATEMENTS

adam.com, Inc.

Condensed Balance Sheet

(In thousands, except share data)

	March 31, 2001	December 31, 2000
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$1,438	$1,242
Investment securities	191	424
Accounts receivable (net of allowances of $98 and $106, respectively)	1,374	1,046
Non-interest bearing note receivable	117	113
Notes receivable (related party)	—	134
Inventories	132	139
Prepaids and other	290	161

Total current assets	3,542	3,259
Property and equipment, net	728	959
Restricted time deposits	322	348
Intangible assets, net	1,882	1,818
Non-interest bearing note receivable	120	163
Other non-current assets	69	270

Total assets	$6,663	$6,817

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$1,133	$1,495
Deferred revenue	2,258	2,479
Notes payable (related party)	198	188

Total current liabilities	3,589	4,162
Shareholders' equity:
Common Stock, $.01 par value; 20,000,000 authorized; 6,340,949 and 6,081,413 shares issued and outstanding	64	61
Unrealized loss on investments	(72)	(13)
Other shareholders' equity	3,082	2,607

Total liabilities and shareholders' equity	$6,663	$6,817

The accompanying notes are an integral part of these condensed financial statements.

adam.com, Inc.

Condensed Statement of Operations

(In thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2001	2000
Total Revenues	$2,076	$1,426

Costs and expenses:
Cost of revenues	139	134
General and administrative	588	964
Product and content development	517	1,623
Sales and marketing	577	854
Depreciation and amortization	156	587
Restructuring charges	—	613

Total operating expenses	1,977	4,775

Operating income (loss)	99	(3,349)
Interest and other expense, net	(6)	(786)

Income (loss) before losses from affiliate	93	(4,135)
Losses from affiliate	(49)	(42)

Net income (loss)	$44	$(4,177)

Basic net income (loss) per common share	$0.01	$(0.82)

Basic weighted average number of common shares outstanding	6,195	5,112

Diluted net income (loss) per common share	$0.01	$(0.82)

Diluted weighted average number of common shares outstanding	6,220	5,112

The accompanying notes are an integral part of these condensed financial statements.

adam.com, Inc.

Condensed Statement of Cash Flows

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2001	2000
Net cash used in operating activities	$(454)	$(2,605)
Investing activities
Purchases of property and equipment	(4)	(252)
Proceeds from sales of property and equipment	5	—
Proceeds from sales of investment securities	156	—
Purchase of restricted time deposit	—	—
Redemption of restricted time deposit	26	26
Note issued to related party	—	(325)
Repayments on note receivable	47	—
Software development costs	(156)	—
Other	—	21

Net cash provided by (used in) investing activities	74	(530)

Financing activities
Proceeds from sales of common stock	576	—
Proceeds received upon conversion of senior secured convertible debentures	—	4,250
Debt and equity issuance costs	—	(574)
Proceeds from exercise of common stock options and warrants	—	138

Net cash provided by financing activities	576	3,814

Increase in cash and cash equivalents	196	679
Cash and cash equivalents, beginning of period	1,242	1,477

Cash and cash equivalents, end of period	$1,438	$2,156

The accompanying notes are an integral part of these condensed financial statements.

adam.com, Inc.

Statement of Changes in Shareholders' Equity

(In thousands, except share data)

(unaudited)

	Common Stock					Accumulated Other Comprehensive Income
			Additional Paid-in Capital	Common Stock Warrants	Accumulated Deficit		Treasury Stock
	Shares	Amount						Total
Balance at December 31, 2000	6,081,413	$61	$43,804	$353	$(41,550)	$(13)	$0	$2,655
Net income	—	—	—	—	44	—	—	44
Other comprehensive loss, net of tax:
Net unrealized loss on investment	—	—	—	—	—	(59)	—	(59)

Total comprehensive loss	—	—	—	—	—	—	—	(15)
Sale of common stock under equity purchase agreement	330,000	3	573	—	—	—	—	576
Receipt of treasury shares	—	—	—	—	—	—	(142)	(142)

Balance at March 31, 2001	6,411,413	$64	$44,377	$353	$(41,506)	$(72)	$(142)	$3,074

The accompanying notes are an integral part of these condensed financial statements.

adam.com, Inc.

Notes to the Condensed Financial Statement (unaudited)

March 31, 2001

1. BASIS OF PRESENTATION

    adam.com, Inc. ("adam.com," "we" or "the Company") develops and syndicates web-enabled medical and health information products. These products combine physician-reviewed text, medical illustrations, animation, 3D models, and interactive tools. Our experience in developing products for the educational market, from K-12 through higher education, enable us to create products that explain complex medical and health subject matter in a way that is easily understood and retained by the end user. Since 1998, we have been marketing our online health information products to a variety of customers in the eHealth and eLearning markets. These customers range from large consumer portal sites such as Yahoo!, to large government-sponsored sites such as the National Library of Medicine. Our business model is based upon multi-year licensing agreements that yield recurring revenues and high gross margins.

    The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the general instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, which includes audited financial statements for the fiscal year ended December 31, 2000. Certain amounts in the prior years' financial statements have been reclassified to conform with the current year presentation.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

2. EQUITY PURCHASE AGREEMENT

    On September 5, 2000, adam.com entered into an agreement to sell, at its option, up to $6,000,000 of our common stock, with the purchase price to be based on certain market prices as defined in the agreement. The Company determines the month of purchase based on its cash requirements. At the time of the execution of the agreement, we estimated that the maximum number of shares we would issue to be 1,200,000. Should we be required to issue 20% or more of our outstanding shares, then shareholder approval will be required prior to further sales under this agreement. The Company has the right to terminate the agreement at any time if more than 1,200,000 shares are issuable. In conjunction with this transaction, the Company issued 154,286 shares of common stock with a fair value of approximately $549,000 as a fee for the agreement. As of March 31, 2001, the Company has sold 630,000 shares of common stock for proceeds of approximately $1,573,000.

3. INVESTMENT SECURITIES

    The Company accounts for investment securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company's investment securities consist of shares of common stock of a single company that are designated as available for sale. Accordingly, these securities are reported at fair value as determined based on market quotations, which resulted in an unrealized loss of $72,000 being recorded as a separate component of shareholders' equity. During the three months ended March 31, 2001, the Company sold approximately 732,000 shares at an average price of $0.22 per share, resulting in the recognition of approximately $18,000 of realized losses.

4. EARNINGS (LOSS) PER COMMON SHARE

    The Company computes basic income (loss) per share based upon the weighted average number of issued common shares for each period. Diluted income (loss) per share is based upon the addition of the effect of common stock equivalents (stock options and warrants) to the denominator of the basic income (loss) per share calculation, using the treasury stock method, if their effect is dilutive.

5. RELATED PARTY TRANSACTIONS

    On December 31, 1999, the Company issued a note in exchange for $500,000 to an officer of the Company. The note accrues interest at 10% per annum and matures on June 30, 2001. In conjunction with the issuance of this note, the Company issued the officer warrants to purchase 60,000 shares of its common stock. The warrants are exercisable at any time through December 31, 2005 and entitle the holder to purchase an equal number of common shares at a weighted-average price of $6.18 per share. As of March 31, 2001, the Company has repaid approximately $296,000 of the principal on the note.

    During March 2000, the Company entered into a note receivable in the amount of $325,000 with an employee of the Company. The note was secured by 70,464 shares of the Company's common stock owned by the borrower. In January 2001, the employee returned all of these shares of the Company's common stock as settlement of the note. The Company recognized a loss of $191,000 on this transaction during the year ended December 31, 2000.

    During the three months ended March 31, 2001, the Company signed an eighteen-month sublease agreement with a company whose president is an adam.com board member. The Company is due 8,333 shares of the tenant's common stock monthly over the term of the agreement. The shares are valued at the fair market value of the leased space and are recorded on the Company's balance sheet as a long-term asset. The Company evaluates the asset for impairment at the end of each reporting period. Additionally, the Company received 25,000 warrants to purchase common shares of the tenant that fully vest on January 1, 2002.

6. CONCENTRATIONS

    For the three months ended March 31, 2001, two customers accounted for approximately 28% and 17% of revenues, respectively. For the three months ended March 31, 2000, one customer accounted for approximately 36% of revenues.

7. INCOME TAXES

    No provision for income taxes has been reflected for the three months ended March 31, 2001 as the Company has sufficient net operating loss carry forwards to offset taxable income. As of March 31, 2001, the Company continues to maintain a valuation allowance against its total net deferred tax asset balance.

8. LEGAL PROCEDINGS

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

9. SUPPLEMENTAL CASH FLOW

    Cash and cash equivalents include cash on hand and on deposit and highly liquid investments with an original maturity of three months or less. Cash payments of interest for the three months ended March 31, 2001 and March 31, 2000 include interest of approximately $7,000 and $6,000, respectively.

    For the three months ended March 2001, adam.com incurred non-cash interest expense charges totaling approximately $8,000 for the amortization expense related to the discount on the note payable issued December 31, 1999. For the three months ended March 2000, adam.com incurred non-cash interest expense charges totaling approximately $842,000 including approximately $67,000 of amortization expense related to the discount on two notes payable issued December 31, 1999 (one of these notes was paid in full on June 30, 2000) and a $750,000 charge for the beneficial conversion feature of a debenture that was issued and satisfied in the year ended December 31, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The following information should be read in conjunction with the financial statements and the notes thereto and in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

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

    The Company generates revenues primarily from Internet related sales and product sales. Internet related revenues consist primarily of term license fees where customers license the right to use the Company's proprietary web based content and applications over the term of the license. Platform license fees are recognized ratably over the term of the license agreement commencing upon customer acceptance. Fees billed in advance of the performance of services are recorded as deferred revenue and are recognized as the services are performed. Product revenues represent the sales of software products and revenues earned under certain royalty agreements. Revenues from product sales are generally recognized at the time title passes to customers, distributors or resellers. Revenues from royalty agreements are recognized as earned based upon performance or product shipment. Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred, fees are fixed and determinable, collectibility is probable and there are no significant return or acceptance provisions.

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

RESULTS OF OPERATIONS

    Total revenues increased $650,000, or 45.6%, to $2,076,000 for the three months ended March 31, 2001 compared to $1,426,000 for the three months ended March 31, 2000. During the three months ended March 31, 2001, Internet revenues accounted for $1,718,000, or 82.8%, of total revenues compared to $929,000, or 65.1%, of total revenues for the three months ended March 31, 2000. Internet revenues included revenues derived from activities related to the online syndication of our health-related content over the Internet to portal sites, health provider sites, health insurance and managed care sites. The $789,000, or 84.9%, increase in Internet revenues for the three months ended March 31, 2001 is primarily the result of additional syndication agreements signed by the Company. During the three months ended March 31, 2001, product revenues accounted for $358,000, or 17.2%, of total revenues compared to $497,000, or 34.9%, of total revenues during the three months ended March 31, 2000. Product revenues include revenues derived from product sales and licensing of CD-ROM products. The $139,000, or 28.0%, decrease in product revenues for the three months ended March 31, 2001 was due to the Company's transition from a traditional multimedia CD-ROM distributor to an online content provider.

COST OF REVENUES

    Cost of revenues increased $5,000, or 3.7%, to $139,000 for the three months ended March 31, 2001 from $134,000 for the three months ended March 31, 2000. As a percentage of total revenues, cost of revenues decreased to 6.7% for the three months ended March 31, 2001 from 9.4% for the three months ended March 31, 2000 due primarily to an increase in higher margin subscription-based revenues during the three months ended March 31, 2001.

GENERAL AND ADMINISTRATIVE

    General and administrative expenses decreased $376,000, or 39.0%, to $588,000 for the three months ended March 31, 2001 from $964,000 for the three months ended March 31, 2000. This decrease is primarily attributable to a $208,000 decrease in general and administrative expense related to our San Francisco office, which was closed during the three months ended March 31, 2000. Additionally, legal expenses decreased $40,000 and investor relation and public affair expenses decreased $106,000 as a result of more efficient use of professional services during the three months ended March 31, 2001. As a percentage of total revenues, general and administrative expenses decreased to 28.3% for the three months ended March 31, 2001 compared to 67.6% for the three months ended March 31, 2000.

PRODUCT AND CONTENT DEVELOPMENT

    Product and content development expenses decreased $1,106,000, or 68.1%, to $517,000 for the three months ended March 31, 2001 from $1,623,000 for the three months ended March 31, 2000. The decrease in product and content development expenses is primarily attributable to a $578,000 decrease in consulting expenses and a $193,000 decrease in salary and related expenses as a result of decreased headcount and the closure of the San Francisco office. We capitalized product development salaries of $88,000 in the three months ended March 31, 2001 compared to $0 in the three months ended March 31, 2000. This increase is the result of investments related to the web-enabling of various products. Other miscellaneous product and content development expenses, such as telecommunications, travel and supplies, decreased $93,000 as a result of expense reduction policies enacted during 2000. Production expenses related to the operation of the DrGreene.com web site, which was discontinued during the third quarter of 2000, decreased $59,000. Additionally, we merged production of our LIDO.com web site with our general adam.com production efforts, and the resulting synergies decreased product and content development costs by $23,000 when comparing the three months ended March 31, 2001 and March 31, 2000. As a percentage of total revenues, product and content development expenses decreased to 24.9% for the three months ended March 31, 2001 compared to 113.8% for the three months ended March 31, 2000.

SALES AND MARKETING

    Sales and marketing expenses decreased $277,000, or 32.4%, to $577,000 for the three months ended March 31, 2001 compared to $854,000 for the three months ended March 31, 2000. This decrease is attributable to a decrease of $109,000 resulting from the combination of sales and marketing activities related to the LIDO.com site with our general adam.com sales and marketing efforts and a $167,000 decrease in sales and marketing expense resulting from decreased salaries as a result of lower headcount and other miscellaneous expense reductions. As a percentage of total revenues, sales and marketing expenses decreased to 27.8% for the three months ended March 31, 2001 from 59.9% for the three months ended March 31, 2000.

DEPRECIATION AND AMORTIZATION

    Depreciation and amortization expense decreased $431,000, or 73.4% to $156,000 for the three months ended March 31, 2001 compared to $587,000 for the three months ended March 31, 2000. During the three months ended March 31, 2000, we recorded $211,000 of amortization expense related to the DrGreene.com assets, which were written off in the third quarter of 2000. As a result, there was no amortization expense related to these assets during the three months ended March 31, 2001. Additionally, we recorded a $208,000 amortization charge in the three months ended March 31, 2000 related to expenses associated with the $6,000,000 senior secured convertible debenture sold in the three months ended March 31, 2000. As a percent of total revenues, depreciation and amortization expense decreased to 7.5% for the three months ended March 31, 2001 from 41.2% for the three months ended March 31, 2000.

RESTRUCTURING CHARGES

    During the three months ended March 31, 2000, the Company recorded a restructuring charge of $613,000 reflecting costs associated with certain obsolete contracts, non-cash stock compensation paid to former employees and leasehold improvement costs related to the closure of our California office. There were no restructuring charges during the three months ended March 31, 2001.

OPERATING INCOME (LOSS)

    As a result of the factors described above, operating income increased $3,448,000, or 102.9%, to $99,000 for the three months ended March 31, 2001 compared to an operating loss of $3,349,000 for the three months ended March 31, 2000.

INTEREST AND OTHER EXPENSE

    Interest and other expense, net, was $6,000 for the three months ended March 31, 2001 compared to $786,000 for the three months ended March 31, 2000. Interest expense in the three months ended March 31, 2000 was primarily the result of a $750,000 non-cash charge for a beneficial conversion feature associated with the issuance of the $6,000,000 convertible debenture. The Company also incurred $67,000 of non-cash interest expense during the three months ended March 31, 2000 related to the debt discount on the $1,000,000 of notes issued on December 31, 1999. Additionally, other expenses for the three months ended March 31, 2001 included realized losses on investment securities of $18,000.

NET INCOME (LOSS)

    As a result of the factors described above, net income increased $4,221,000 or 101.1%, to net income of $44,000, or $0.01 per share, for the three months ended March 31, 2001, compared to a net loss of $4,177,000, or ($0.82) per share, for the three months ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

    As of March 31, 2001, the Company had cash and cash equivalents of $1,438,000 and a working capital deficit of $47,000.

    Cash used by operating activities decreased to $454,000 during the three months ended March 31, 2001 as compared to $2,605,000 during the three months ended March 31, 2000. The improvement was primarily due to net earnings during the three months ended March 31, 2001 as compared to net losses during the three months ended March 31, 2000.

    Cash provided by investing activities was $74,000 during the three months ended March 31, 2001 as compared to cash used of $530,000 during the three months ended March 31, 2000. This increase was due primarily to the receipt of scheduled payments on our notes receivable, the sale of drkoop.com, Inc. common stock, decreases in capital expenditures for equipment, offset by increased investment in the development of software products for internal use or sale during the three months ended March 31, 2001. The Company also issued a note receivable of $325,000 during the three months ended March 31, 2000 with no comparable activity in 2001.

    Cash provided by financing activities decreased to $576,000 during the three months ended March 31, 2001 compared to $3,814,000 during the three months ended March 31, 2000. This decrease is primarily due to the Company's receipt of approximately $3,676,000 (net of issuance costs) from the conversion of the $6,000,000 convertible debenture issued during the three months ending March 31, 2000. Additionally, the Company received approximately $136,000 upon the exercise of stock options and warrants during the three months ended March 31, 2000 versus $0 during the three months ended March 31, 2001. These decreases were partially offset by approximately $576,000 of proceeds received from the sale of the Company's common stock during the three months ended March 31, 2001 under the equity purchase agreement described below.

    adam.com uses working capital to finance ongoing operations, fund the development and introduction of evolving business strategies and acquire or fund development of capital assets and internally developed software. Deferred revenue decreased $221,000 for the three months ended March 31, 2001 due to the recognition of revenue from net advance cash payments from customers, while net accounts payable and accrued expenses were reduced by $360,000.

    The Company received 70,464 shares during the three months ended March 31, 2001 as liquidation of a note receivable from an employee. The Company currently holds 70,464 shares of common stock in Treasury.

    On September 5, 2000, adam.com entered into a Common Stock Purchase Agreement with Fusion Capital Fund II, LLC, an affiliate of Fusion Capital Fund I, LLC. Pursuant to the Common Stock Purchase Agreement, Fusion Capital agreed to purchase up to $12,000,000 of the Company's common stock in two rounds of $6,000,000 each. The purchase price of the Company's common stock is based upon the future market price of the common stock. The Company determines the month of purchase based on its cash requirements. At the time of the sale, adam.com estimated that the maximum number of shares the Company would issue to be 1,200,000. Should the Company be required to issue 20% or more of its outstanding shares, then shareholder approval will be required. The Company has the right to terminate the agreement at any time if more than 1,200,000 shares are issuable under the first tranche of the Common Stock Purchase Agreement. In conjunction with this transaction, the Company issued 154,286 shares of common stock that had a fair value equal to approximately $549,000 as a fee. Additional shares with a fair value of $480,000 are required to be issued if the Company elects to enter into a second round. As of March 31, 2001, the Company has sold 630,000 shares of common stock and received cash totaling approximately $1,573,000, including 330,000 shares for $576,000 in the three months ended March 31, 2001, as a result of this Common Stock Purchase Agreement. No additional shares have been sold subsequent to March 31, 2001.

    On December 31, 1999, the Company issued notes in exchange for $500,000 each from a director and officer of the Company and a commercial bank. These notes accrued interest at 10% per annum with principal and interest due initially on December 31, 2000. The terms of these notes allowed for an extension of six months, to June 30, 2001 at the option of the holders. The Company issued warrants to purchase 85,000 shares of common stock to the lenders in conjunction with the issuance of the notes and the related extensions pursuant to the original terms of the notes. The warrants are exercisable at any time at the option of the holders through December 31, 2005 and entitle the holders to purchase an equal number of common shares at a weighted-average price of $7.63 per share. The Company paid the note and interest earned in full to the commercial bank on June 30, 2000. By March 31, 2001, the Company had paid approximately $296,000 of the principal to the director and officer of the Company.

    For the three months ended March 31, 2001, adam.com had income as a result of increased revenue and continuing expense control. Operating expense levels, excluding potential non-recurring, non-cash charges, have been decreasing as confirmed by the results of operations for the three months ended March 31, 2001 and we expect costs to stabilize at their current lower levels for the foreseeable future. We anticipate continued current levels of investment for content development, improvement of existing and development of new technologies, infrastructure development and product marketing and sales efforts. However, we will also continue to evaluate opportunities that create efficiencies, consolidate operating costs and reduce overhead such that overall operating expense levels remain controlled.

    On March 2, 2001 we received notification from The Nasdaq Stock Market, Listing Qualifications Division that we were not in compliance with one of its continued listing requirements, specifically, that our "net tangible assets" as of December 31, 2000 did not meet the minimum $4,000,000 requirement for The Nasdaq National Market under Marketplace Rule 4450(a)(3). As a result, their staff reviewed our Company's eligibility for continued listing on the Nasdaq National Market, and gave us the opportunity to present a specific plan to achieve and sustain compliance with the requirements. We are currently in the process of responding to Nasdaq with a plan that we believe contains sufficient components to reasonably assure that adam.com will become compliant within three to six months of the March 19, 2001 plan submission date. Further, we believe that there are measures currently available to us that could be immediately implemented to assist in our becoming compliant with the requirements in the relative near term if Nasdaq does not accept our plan to become compliant with the continued listing requirements. For example, certain of the measures we could undertake to obtain compliance involve the issuance of additional shares to Fusion pursuant to our agreement with them or to other interested investors, which could result in dilution to our existing shareholders; or we might consider the sale of non-strategic content assets. Should any of these measures not be satisfactory to Nasdaq, the Company currently qualifies for listing on the Nasdaq Small Cap Market.

    Management believes that cash on hand, together with anticipated cash flows from operations, together with the proceeds already realized from and access to additional proceeds from the Common Stock Purchase Agreement described above, will be sufficient to meet the Company's working capital needs through December 31, 2001. However, we may be required to raise additional funds in order to meet the listing requirements discussed above, to accelerate development of new and existing services and products, to respond to competitive pressures or to possibly acquire complementary products, businesses or technologies. There can be no assurance that any required additional financing will be available on terms favorable to us, or at all. If additional funds are raised by the issuance of equity securities, our shareholders may experience dilution of their ownership interest and these securities may have rights senior to those of the holders of the common stock. If additional funds are raised by the issuance of debt securities, we may be subject to certain limitations on our operations, including limitations on the payment of dividends. If adequate funds are not available or not available on acceptable terms, we may be unable to take advantage of acquisition opportunities, develop or enhance services or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

    The following are some of the factors that could cause our actual results to differ materially from the expected results described in our forward-looking statements:

  •
  We are not compliant with Nasdaq National Market listing maintenance requirements as of March 31, 2001, as it relates to net tangible assets and this could result in our being delisted from this market. Should we be delisted from the Nasdaq National Market the Company currently qualifies for listing on the Nasdaq Small Cap Market.

  •
  We have incurred substantial losses over our operating history and have only recently returned to profitability. Although we anticipate continued operating improvement, future profitability can not be assured.

  •
  We may be unable to obtain sufficient capital to pursue our new syndication-based strategy, which would hurt our financial results.

  •
  We cannot guarantee that any capital that we obtain to finance our operations will be on terms that are not unfavorable to us.

  •
  We depend upon a limited number of strategic relationships which generate a significant portion of our operating revenues and we may not be able to form additional strategic relationships. The performance of these third parties is not within our control. Losing one or more of these customers could affect our results of operations.

  •
  We may be unable to compete effectively with other providers of healthcare information, which would cause our licensing revenues to be adversely affected.

  •
  We face rapid technological change in the online health information industry and our business will suffer if we cannot quickly adapt to this change.

  •
  We may be unable to successfully acquire complementary businesses, which could limit our potential growth.

  •
  Our stock price is extremely volatile and could decline significantly.

  •
  We have adopted certain anti-takeover provisions that may deter a takeover.

  •
  Many of our shares have been registered for resale by certain current shareholders of the company and sales of a significant number of these shares could adversely affect the market price of our common stock.

  •
  Our principal shareholders have substantial influence and their interest may differ from those of our remaining shareholders.

  •
  We may be unable to continue to identify additional strategic partners, which would adversely affect our ability to achieve broad brand recognition.

  •
  We may be unable to attract or face shortages of personnel that have the technological training required in our business. We may be required to increase the wages that we pay and the benefits that we provide in order to attract and retain a sufficient number of qualified employees. Any such increase in wages could adversely affect our results of operations.

  •
  Our intellectual property rights does not completely eliminate the risk of unauthorized use of our proprietary information. Despite our best effort to defend these rights, if a third party successfully pirated our information, our business could be hurt.

  •
  Governmental regulation of the Internet is evolving, and we cannot predict whether new laws or regulations will be adopted that will adversely affect our business.

  •
  We could be affected by general economic conditions, which affect the overall level of economy.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    As of March 31, 2001, we had cash and cash equivalents of approximately $1,438,000 invested in liquid money market funds or bank accounts with average maturities of less than 90 days. The cash and cash equivalents are subject to interest rate risk and we may receive higher or lower interest income if market interest rates increase or decrease. A hypothetical increase or decrease in market interest rates by 10 percent from levels at March 31, 2001 would not have a material impact on our cash or cash equivalents.

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

    On March 2, 2001 we received notification from The Nasdaq Stock Market, Listing Qualifications Division that we were not in compliance with one of its continued listing requirements, specifically, that our "net tangible assets" as of December 31, 2000 did not meet the minimum $4,000,000 requirement for The Nasdaq National Market under Marketplace Rule 4450(a)(3). As a result, their staff reviewed our Company's eligibility for continued listing on the Nasdaq National Market, and gave us the opportunity to present a specific plan to achieve and sustain compliance with the requirements. We are currently in the process of responding to Nasdaq with a plan that we believe contains sufficient components to reasonably assure that adam.com will become compliant within three to six months of the March 19, 2001 plan submission date. Further, we believe that there are measures currently available to us that could be immediately implemented to assist in our becoming compliant with the requirements in the relative near term if Nasdaq does not accept our plan to come back into compliance with the continued listing requirements. For example, certain of the measures we could undertake to obtain compliance involve the issuance of additional shares to Fusion pursuant to our agreement with them or to other interested investors, which could result in dilution to our existing shareholders.

    Effective May 16, 2001, the Company made the strategic decision to streamline its finance and administration group. Michael S. Fisher, the Company's current Chief Financial Officer, has chosen not to continue with the Company under the new structure and will no longer be an employee effective May 16, 2001. He will continue to provide assistance on a consulting basis during a transition period. In the future, the Company expects its senior financial position will carry a new title and report to the Company's Chief Operating Officer. In the interim, the Company believes its current management team can effectively assume Mr. Fisher's responsibilities.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a)
  None.

  (b)
  The Company filed a report on Form 8-K on March 1, 2001 relating to the February 26, 2001 press release disclosing the financial results of the Company for the three and twelve months ended December 31, 2000.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADAM.COM, INC. (Registrant)
/s/ ROBERT S. CRAMER, JR. Robert S. Cramer, Jr. Chairman of the Board, Co-Founder and Chief Executive Officer
/s/ MICHAEL S. FISHER Michael S. Fisher Corporate Secretary and Chief Financial Officer (Principal financial officer)
Date: May 15, 2001

QuickLinks

adam.com, Inc. Index
  PART I: FINANCIAL INFORMATION
  ITEM 1: CONDENSED FINANCIAL STATEMENTS
adam.com, Inc. Condensed Balance Sheet (In thousands, except share data)
adam.com, Inc. Condensed Statement of Operations (In thousands, except per share data) (unaudited)
adam.com, Inc. Condensed Statement of Cash Flows (In thousands) (unaudited)
adam.com, Inc. Statement of Changes in Shareholders' Equity (In thousands, except share data) (unaudited)
adam.com, Inc. Notes to the Condensed Financial Statement (unaudited) March 31, 2001
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  PART II. OTHER INFORMATION
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
SIGNATURES