Form 10-Q
period 2001-06-30
ADAM INC
filed 2001-08-14
CIK 863650

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File Number 0-26962

A.D.A.M., INC.

(Exact Name of Registrant as Specified in its charter)

Georgia	58-1878070

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1600 RiverEdge Parkway, Suite 800 Atlanta, Georgia 30328-4658

(Address of Principal Executive Offices, Zip Code)

ADAM.COM, INC.

(Former Name or Former Address, if changed since last report)

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒  NO  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

             Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             As of August 14, 2001 there were 6,491,682 shares of the Registrant's Common Stock, par value $.01 per share, outstanding (excluding shares held in treasury by the Registrant).

A.D.A.M., Inc.

A.D.A.M., Inc.
Condensed Balance Sheet
(In thousands, except share data)

	June 30, 2001	December 31, 2000
	(unaudited)	(audited)

Assets

Current assets:
Cash and cash equivalents	$3,694	$1,242
Investment securities	77	424
Accounts receivable (net of allowances of $70 and $106, respectively)	1,220	1,046
Non-interest bearing note receivable	121	113
Notes receivable (related party)	-	134
Inventories	108	139
Prepaids and other	115	161

Total current assets	5,335	3,259

Property and equipment, net	619	959
Restricted time deposits	293	348
Intangible assets, net	1,666	1,818
Non-interest bearing note receivable	89	163
Note receivable (related party)	52	-
Other non-current assets	21	270

Total assets	$8,075	$6,817

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable and accrued expenses	$1,141	$1,495
Deferred revenue	1,945	2,479
Notes payable (related party)	-	188

Total current liabilities	3,086	4,162

Shareholders' equity:
Common stock, $.01 par value; 20,000,000 authorized; 6,491,682 and 6,081,413 shares issued and outstanding	65	61
Unrealized loss on investments	(16)	(13)
Subscription receivable	(291)	-
Other shareholders' equity	5,231	2,607

Total liabilities and shareholders' equity	$8,075	$6,817

The accompanying notes are an integral part of these condensed financial statements.

A.D.A.M., Inc.
Condensed Statement of Operations
(In thousands, except per share data)
(unaudited)

	Three Months Ended June, 30		Six Months Ended June, 30

	2001	2000	2001	2000

Total revenues	$2,394	$2,083	$4,471	$3,509

Operating expenses:
Cost of revenues	268	185	407	319
General and administrative	607	1,005	1,196	1,969
Product and content development	617	713	1,134	2,336
Sales and marketing	488	976	1,065	1,830
Depreciation and amortization	390	562	546	1,149
Restructuring charges	-	-	-	613

Total operating expenses	2,370	3,441	4,348	8,216

Operating income (loss)	24	(1,358)	123	(4,707)

Interest income (expense), net	14	(104)	26	(890)
Realized loss on sale of investment securities	(44)	-	(62)	-
Realized gain on sale of assets	1,808	-	1,808	-
Income tax expense	(27)	-	(27)	-

Income (loss) before losses from affiliate	1,775	(1,462)	1,868	(5,597)

Losses from affiliate	(58)	-	(107)	(42)

Net income (loss)	$1,717	$(1,462)	$1,761	$(5,639)

Basic net income (loss) per common share	$0.27	$(0.27)	$0.28	$(1.07)

Basic weighted average number of commonshares outstanding	6,417	5,418	6,294	5,267

Diluted net income (loss) per common share	$0.26	$(0.27)	$0.28	$(1.07)

Diluted weighted average number of commonshares outstanding	6,494	5,418	6,370	5,267

The accompanying notes are an integral part of these condensed financial statements.

A.D.A.M., Inc.
Condensed Statement of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended June 30,

	2001	2000

Net cash provided by (used in) operating activities	$1,956	$(1,505)

Investing activities
Purchases of property and equipment	(11)	(336)
Proceeds from sales of property and equipment	5	-
Proceeds from sales of investment securities	299	-
Redemption of restricted time deposit	55	52
Note issued to related party	-	(325)
Repayments on note receivable	83	31
Software development costs	(309)	(710)
Other	-	31

Net cash provided by (used in) investing activities	122	(1,257)

Financing activities
Proceeds from sales of common stock	576	-
Proceeds received upon conversion of senior secured convertible debentures	-	5,085
Debt and equity issuance costs	-	(574)
Repayment of note payable	(204)	(500)
Proceeds from exercise of common stock options and warrants	2	189

Net cash provided by financing activities	374	4,200

Increase in cash and cash equivalents	2,452	1,438
Cash and cash equivalents, beginning of period	1,242	1,477

Cash and cash equivalents, end of period	$3,694	$2,915

The accompanying notes are an integral part of these condensed financial statements

A.D.A.M., Inc.
Statement of Changes in Shareholders' Equity
(In thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Common Stock Warrants	Accumulated Deficit	AccumulatedOther Comprehensive Income	Subscription Receivable	Treasury Stock	Total

	Shares	Amount

Balance at December 31, 2000	6,081,413	$61	$43,804	$353	$(41,550)	$(13)	$0	$0	$2,655

Net income	-	-	-	-	1,761	-	-	-	1,761
Other comprehensive loss, net of tax:
Net unrealized loss on investment	-	-	-	-	-	(3)	-	-	(3)

Total comprehensive income	-	-	-	-	-	-			1,758
Sale of common stock under equity purchase agreement	330,000	3	573	-	-	-	-	-	576
Receipt of treasury shares	-	-	-	-	-	-	-	(141)	(141)
Exercise of stock options	80,269	1	151	-	-	-	(291)	141	2
Stock Compensation	-	-	139	-	-	-	-	-	139

Balance at June 30, 2001	6,491,682	$65	$44,667	$353	$(39,789)	$(16)	$(291)	$0	$4,989

The accompanying notes are an integral part of these condensed financial statements. A.D.A.M., INC.

Notes to the Condensed Financial Statement (unaudited)

June 30, 2001

1. BASIS OF PRESENTATION

             A.D.A.M., Inc. (“ADAM,” “we” or the “Company”), formerly known as adam.com, Inc., develops and syndicates web-enabled medical and health information products. These products combine physician-reviewed text, medical illustrations, animation, 3D models, and interactive tools. Our experience in developing products for the educational market, from K-12 through higher education, enable us to create products that explain complex medical and health subject matter in a way that is easily understood and retained by the end user. Since 1998, we have been marketing our online health information products to a variety of customers in the eHealth and eLearning markets.  These customers range from large consumer portal sites such as Yahoo!, to large government-sponsored sites such as the National Library of Medicine.  Our business model is based upon multi-year licensing agreements that yield recurring revenues and high gross margins.

             The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the general instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, which includes audited financial statements for the fiscal year ended December 31, 2000. Certain amounts in the prior year’s financial statements have been reclassified to conform with the current year presentation.

             The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

2. EQUITY PURCHASE AGREEMENT

             On September 5, 2000, ADAM entered into an agreement to sell, at its option, up to $6,000,000 of our common stock, with the purchase price to be based on certain market prices as defined in the agreement. The Company determines the timing of purchase based on its cash requirements. At the time of the execution of the agreement, we estimated that the maximum number of shares we would issue to be 1,200,000. Should we be required to issue 20% or more of our outstanding shares, then shareholder approval will be required prior to further sales under this agreement. The Company has the right to terminate the agreement at any time if more than 1,200,000 shares are issuable. In conjunction with this transaction, the Company issued 154,286 shares of common stock with a fair value of approximately $549,000 as a fee for the agreement.  As of June 30, 2001, under this agreement the Company has sold 630,000 shares of common stock for proceeds of approximately $1,573,000.

3. INVESTMENT SECURITIES

             The Company accounts for investment securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities".  The Company's investment securities consist of shares of common stock of a single company that are designated as available for sale.  Accordingly, these securities are reported at fair value as determined based on market quotations, which resulted in an unrealized loss of $16,254 being recorded as a separate component of shareholders' equity.  During the six months ended June 30, 2001, the Company sold approximately 1,502,000 shares at an average price of $0.20 per share, resulting in the recognition of approximately $44,000 of realized losses.

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

5. RELATED PARTY TRANSACTIONS

             On December 31, 1999, the Company issued a note in exchange for $500,000 to the Company’s Chief Executive Officer.  The note accrued interest at 10% per annum and matured on June 30, 2001.  In conjunction with the issuance of this note, the Company issued the officer warrants to purchase 60,000 shares of its common stock.  The warrants are exercisable at any time through December 31, 2005 and entitle the holder to purchase an equal number of common shares at a weighted–average price of $6.18 per share.  As of June 30, 2001, the Company has repaid the principal of the note and all accrued interest.

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

             During the six months ended June 30, 2001, the Company signed an eighteen-month sublease agreement with a company whose president is an ADAM board member.  The Company is due 8,333 shares of the tenant's common stock monthly over the term of the agreement. The shares are valued at the fair market value of the leased space and are recorded on the Company’s balance sheet as a long-term asset.  The Company evaluates the asset for impairment at the end of each reporting period.  Additionally, the Company received 25,000 warrants to purchase common shares of the tenant that fully vest on January 1, 2002.

             During the six months ended June 30, 2001, the Company received a non-recourse Promissory Note from its Chief Executive Officer for approximately $341,000.  The note earns interest of 6.25% per annum and is due in full on or before May 29, 2006.  The note is secured by 150,000 shares of ADAM’s common stock.

             On June 22, 2001, ADAM sold its 50 percent ownership interest in the intellectual property rights associated with the A.D.A.M./Benjamin Cummings Interactive Physiology Series to Pearson Education, Inc. for $1,950,000 in cash.

6. SALE OF ASSET

             On June 22, 2001, ADAM sold its 50 percent ownership interest in the intellectual property rights associated with the A.D.A.M./Benjamin Cummings Interactive Physiology Series to Pearson Education, Inc. for $1,950,000 in cash resulting in a net gain $1,808,000 after expenses.  The purchase price was determined through arms’ length negotiations.  Pearson Education, Inc. jointly developed and co-owned the A.D.A.M./Benjamin Cummings Interactive Physiology Series with ADAM. The A.D.A.M./Benjamin Cummings Interactive Physiology Series is a learning tool available in both CD-ROM and Web-enabled versions that educates students on physiological concepts and processes associated with the human body's major systems.

7. CONCENTRATIONS

             For the six months ended June 30, 2001, two customers accounted for approximately 26% and 15% of revenues, respectively.  For the six months ended June 30, 2000, the same two customers accounted for approximately 33% and 12% of revenues.

8. INCOME TAXES

             For the six months ended June 30, 2001, a provision of $27,000 has been estimated for income taxes.  Although the Company has sufficient net operating loss carry forwards (“NOLs”) to offset regular taxable income, for Alternative Minimum Tax (“AMT”) purposes, only 90% of the Company’s AMT NOLs can be used to offset AMT income in any year; accordingly, the Company has recorded a provision for income taxes.  As of June 30, 2001, the Company continues to maintain a valuation allowance against its total net deferred tax asset balance.

9. LEGAL PROCEDINGS

             On April 25, 1996, a class action lawsuit in Fulton County Superior Court in Atlanta, Georgia was filed against the Company and certain of its then officers and directors. The complaint alleges violations of sections 11, 12(2) and 15 of the Securities Act of 1933, violations of the Georgia Securities Act and negligent misrepresentation arising out of alleged disclosure deficiencies in connection with the Company’s initial public offering, which was completed on November 10, 1995. The complaint seeks compensatory damages and reimbursements for plaintiff’s fees and expenses. A motion to dismiss is pending and the Company and its officers and directors are vigorously defending against the allegations.

             The Company is subject to other legal proceedings and claims that have arisen in the ordinary course of its business. Management believes that ultimate resolution of these matters will not have a material adverse effect on the results of operations and financial position.

10. SUPPLEMENTAL CASH FLOW

             Cash and cash equivalents include cash on hand and on deposit and highly liquid investments with an original maturity of three months or less. Cash payments of interest for the six months ended June 30, 2001 and June 30, 2000 include interest of approximately $11,000 and $51,000, respectively.

             For the six months ended June 30, 2001, ADAM incurred non–cash interest expense charges totaling approximately $16,000 for the amortization expense related to the discount on the note payable issued December 31, 1999.  For the six months ended June 30 2000, ADAM incurred non-cash interest expense charges totaling approximately $941,000 including approximately $191,000 of amortization expense related to the discount on two notes payable issued December 31, 1999 (one of these notes was paid in full on June 30, 2000) and a $750,000 charge for the beneficial conversion feature of a debenture that was issued and satisfied in the year ended December 31, 2000.

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

             ADAM develops and syndicates web-enabled medical and health information products. These products combine physician-reviewed text, medical illustrations, animation, 3D models, and interactive tools. Our experience in developing products for the educational market, from K-12 through higher education, enable us to create products that explain complex medical and health subject matter in a way that is easily understood and retained by the end user. Since 1998, we have been marketing our online health information products to a variety of customers in the eHealth and eLearning markets. These customers range from large consumer portal sites such as Yahoo!, to large government-sponsored sites such as the National Library of Medicine. Our business model is based upon multi-year licensing agreements that yield recurring revenues and high gross margins.

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

             The Company generates revenues primarily from Internet related sales and product sales.  Internet related revenues consist primarily of license fees where customers license the right to use the Company's proprietary web based content and applications over the term of the license. Platform license fees are recognized ratably over the term of the license agreement commencing upon customer acceptance.  Fees billed in advance of the performance of services are recorded as deferred revenue and are recognized as the services are performed. Product revenues represent the sales of software products and revenues earned under certain royalty agreements. Revenues from product sales are generally recognized at the time title passes to customers, distributors or resellers. Revenues from royalty agreements are recognized as earned based upon performance or product shipment. Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred, fees are fixed and determinable, collectibility is probable and there are no significant return or acceptance provisions.

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

RESULTS OF OPERATIONS

             Total revenues increased $311,000, or 14.9%, to $2,394,000 for the three months ended June 30, 2001 compared to $2,083,000 for the three months ended June 30, 2000. During the three months ended June 30, 2001, Internet revenues accounted for $1,926,000, or 80.5%, of total operating revenues compared to $1,357,000, or 65.1%, of total operating revenues for the three months ended June 30, 2000. Internet revenues included revenues derived from activities related to the online syndication of our health-related content to portal sites, health provider sites, health insurance and managed care sites, including subscription-based license fees, content license fees, co-branded page view fees and LIDO.com revenues. The increase in Internet revenues for the three months ended June 30, 2001 is primarily the result of additional syndication agreements signed by the Company. During the three months ended June 30, 2001, product revenues accounted for $468,000, or 19.5%, of total operating revenues compared to $726,000, or 34.9%, of total operating revenues during the three months ended June 30, 2000. Product revenues were derived primarily from product sales and licensing of CD-ROM products to education, consumer, professional and international markets. The $258,000, or 35.5%, decrease in product revenues for the three months ended June 30, 2001 was due to our transition from a traditional multimedia CD-ROM distributor to an Internet-based, online content provider.

             Total revenues increased $962,000, or 27.4%, to $4,471,000 for the six months ended June 30, 2001 compared to $3,509,000 for the six months ended June 30, 2000.  During the six months ended June 30, 2001, Internet revenues accounted for $3,644,000, or 81.5%, of total revenues compared to $2,286,000, or 65.1%, of total revenues for the six months ended June 30, 2000.  Internet revenues included revenues derived from activities related to the online syndication of our health-related content to portal sites, health provider sites, health insurance and managed care sites including subscription-based license fees, content license fees, co-branded page view fees and LIDO.com revenues.  The $1,358,000, or 59.4%, increase in Internet revenues for the six months ended June 30, 2001 is primarily the result of additional syndication agreements signed by the Company.  During the six months ended June 30, 2001, product revenues accounted for $827,000, or 18.5%, of total revenues compared to $1,223,000, or 34.9%, of total revenues during the six months ended June 30, 2000.  Product revenues were derived primarily from product sales and licensing of CD-ROM products to education, consumer, professional and international markets. The $396,000, or 32.4%, decrease in product revenues for the six months ended June 30, 2001 was due to the Company’s transition from a traditional multimedia CD-ROM distributor to an online content provider.

COST OF REVENUES

             Cost of revenues increased $83,000, or 44.8%, to $268,000 for the three months ended June 30, 2001 compared to $185,000 for the three months ended June 30, 2000. This increase is primarily attributable to amortization of capitalized software development costs, which increased $147,000 for the three months ended June 30, 2001 compared to the three months ended June 30, 2000. The increase in amortization was due to the completion of certain software after June 30, 2000 including extensive upgrades of our encyclopedia content and program and our content management system. Shipped product component costs decreased $31,000 for the three months ended June 30, 2001 compared to the three months ended June 30, 2000 due to the decrease in product revenues during the three months ended June 30, 2001. As a percentage of total revenues, cost of revenues increased to 11.2% for the three months ended June 30, 2001 from 8.9% for the three months ended June 30, 2000 due primarily to an increase in amortization of capitalized software development as described above.

             Cost of revenues increased $88,000, or 27.6%, to $407,000 for the six months ended June 30, 2001 compared to $319,000 for the six months ended June 30, 2000. This increase is primarily attributable to amortization of capitalized software development costs, which increased $189,000 for the six months ended June 30, 2001 compared to the six months ended June 30, 2000. The increase in amortization was due to the completion of certain software after June 30, 2000 including extensive upgrades of our encyclopedia content and program, and our content management system. Shipped product component costs decreased $59,000 for the six months ended June 30, 2001 compared to the six months ended June 30, 2000 due to the decrease in product revenues during the six months ended June 30, 2001. As a percentage of total revenues, cost of revenues remained constant at 9.1% for the six months ended June 30, 2001 and June 30, 2000 due primarily to increases in amortization of capitalized software development being offset by decreases in shipped product component costs, as described above.

GENERAL AND ADMINISTRATIVE

             General and administrative expenses decreased $398,000, or 39.6%, to $607,000 for the three months ended June 30, 2001 from $1,005,000 for the three months ended June 30, 2000. Approximately, $90,000 of the decrease is attributed to the costs saved by closing our San Francisco office during the three months ended June 30, 2000. Bad debt expense decreased $87,000 for the three months ended June 30, 2001 when compared to the three months ended June 30, 2000. This decrease was primarily due to the evaluation of our accounts receivable and the probability of the collections of these receivables. Legal expenses decreased $104,000 and investor relation expenses decreased $210,000 as a result of more efficient use of professional services during the three months ended June 30, 2001. These decreases in general and administrative expenses were partially offset by a non-cash stock compensation charge of $139,000 during the three months ended June 30, 2001. The remaining decrease of approximately $46,000 is attributable to lower general and administrative expenses related to better management of all general and administrative expenses during the three months ended June 30, 2001.  As a percentage of total revenues, general and administrative expenses decreased to 25.4% for the three months ended June 30, 2001 compared to 48.2% for the three months ended June 30, 2000.

             General and administrative expenses decreased $773,000, or 39.3%, to $1,196,000 for the six months ended June 30, 2001 from $1,969,000 for the six months ended June 30, 2000. Approximately $298,000 of the decrease is attributed to the costs saved by closing our San Francisco office during the six months ended June 30, 2000. Bad debt expense decreased $78,000 for the six months ended June 30, 2001 when compared to the six months ended June 30, 2000. This decrease was primarily due to the evaluation of our accounts receivable and the probability of the collections of these receivables. Legal expenses decreased $144,000 and investor relation expenses decreased $219,000 as a result of more efficient use of professional services during the six months ended June 30, 2001. These decreases in general and administrative expenses were partially offset by a non-cash stock compensation charge of $139,000 during the six months ended June 30, 2001. The remaining decrease of approximately $173,000 is attributable to an overall decrease in general and administrative expenses related to better management of all general and administrative expenses during the six months ended June 30, 2001.   As a percentage of total revenues, general and administrative expenses decreased to 26.8% for the six months ended June 30, 2001 compared to 56.1% for the six months ended June 30, 2000.

PRODUCT AND CONTENT DEVELOPMENT

             Product and content development expenses decreased $96,000, or 13.4%, to $617,000 for the three months ended June 30, 2001 from $713,000 for the three months ended June 30, 2000.  Production expenses related to the operation of the DrGreene.com web site, which was discontinued during the third quarter of 2000, decreased $98,000, or 100.0% for the three months ended June 30, 2001 when compared to the three months ended June 30, 2000. Additionally, we merged production of our LIDO.com web site with our general ADAM production efforts, and the resulting synergies decreased product and content development costs by $72,000 when comparing the three months ended June 30, 2001 to the three months ended June 30, 2000. Other miscellaneous product and content development expenses decreased $54,000 as a result of expense reduction policies enacted during 2001. These decreases were offset by an increase of $226,000 for the three months ended June 30, 2001, due to increased editorial expenses incurred to keep our content products updated when compared to the three months ended June 30, 2000. The capitalization of software development costs decreased by $338,000 during the three months ended June 30, 2001 however associated decreases in salaries, content acquisitions and consulting costs of $436,000 offset the increased expense.  As a percentage of total revenues, product and content development expenses decreased to 25.8% for the three months ended June 30, 2001 compared to 34.2% for the three months ended June 30, 2000 due to increased total revenues and decreases in these expenses.

             Product and content development expenses decreased $1,202,000, or 51.5%, to $1,134,000 for the six months ended June 30, 2001 from $2,336,000 for the six months ended June 30, 2000.  This decrease is primarily attributable to decreases in salaries, content acquisition and consulting costs of $1,235,000 for the three months ended June 30, 2001 compared to the three months ended June 30, 2000.  Also, product expenses related to the operation of the DrGreene.com web site, which was discontinued during the third quarter for 2000, decreased $157,000 for the six months ended June 30, 2001 compared to for the six months ended June 30, 2000. Additionally, we merged production of our LIDO.com web site with our general ADAM production efforts, and the resulting synergies decreased product and content development costs by $95,000 when comparing the six months ended June 30, 2001 to the six months ended June 30, 2000.  Other miscellaneous product and content development expenses decreased $225,000 for the six months ended June 30, 2001 as a result of expense reduction policies enacted during 2001. These decreases were offset by an increase of $326,000 due to increased editorial expense incurred to keep our content products updated and decreases in the capitalization of software development costs of $184,000 when comparing the six months ended June 30, 2001 to the six months ended June 30, 2000.  As a percentage of total revenues, product and content development expenses decreased to 25.4% for the six months ended June 30, 2001 compared to 66.6% for the six months ended June 30, 2000 due to increased total revenues and decreases in these expenses.

SALES AND MARKETING

             Sales and marketing expenses decreased $488,000, or 50.0%, to $488,000 for the three months ended June 30, 2001 compared to $976,000 for the three months ended June 30, 2000.  This decrease is partially attributable to a decrease of $176,000 resulting from the combination of sales and marketing activities related to the LIDO.com web site with our general ADAM sales and marketing efforts. In addition, sales salaries, payroll tax, and commissions decreased $34,000 for the three months ended June 30, 2001 compared to  the three months ended June 30, 2000 due to a decrease in the headcount for this department during the three months ended June 30, 2001.  Trade show expense decreased $61,000 as a result of the decision to reallocate these dollars to other areas of sales development. We reduced our resources on the development of our web page, which serves primarily as a marketing tool for the Company, during the three months ended June 30, 2001 resulting in a $96,000 decrease in expenses when compared to the three months ended June 30, 2001.  Other miscellaneous sales and marketing expenses decreased $121,000 for the three months ended June 30, 2001 as a result of expense reduction policies enacted during 2001.  As a percentage of total revenues, sales and marketing expenses decreased to 20.4% for the three months ended June 30, 2001 from 46.9% for the three months ended June 30, 2000.

             Sales and marketing expenses decreased $765,000, or 41.8%, to $1,065,000 for the six months ended June 30, 2001 compared to $1,830,000 for the six months ended June 30, 2000.  This decrease is partially attributable to a decrease of $285,000 resulting from the combination of sales and marketing activities related to the LIDO.com web site with our general ADAM sales and marketing efforts.  Employee recruiting expense decreased $43,000 during the six months ended June 30, 2001 as a result of in-house recruiting efforts. Trade show expense decreased $60,000 for the six months ended June 30, 2001 compared to the six months ended June 30, 2000 as a result of the decision to reallocate these dollars to other areas of sales development.  We reduced our resources on the development of our web page, which serves primarily as a marketing tool for the Company, during the six months ended June 30, 2001 resulting in a $214,000 decrease in expenses.  Other miscellaneous sales and marketing expenses decreased $163,000 for the six months ended June 30, 2001 as a result of expense reduction policies enacted during 2001.  As a percentage of total revenues, sales and marketing expenses decreased to 23.8% for the six months ended June 30, 2001 from 52.2% for the six months ended June 30, 2000.

DEPRECIATION AND AMORTIZATION

             Depreciation and amortization expense decreased $172,000, or 30.6%, to $390,000 for the three months ended June 30, 2001 compared to $562,000 for the three months ended June 30, 2000.  During the three months ended June 30, 2000, we recorded $211,000 of amortization expense related to the DrGreene.com assets, which were written off in the third quarter of 2000.  As a result, there was no amortization expense related to these assets during the three months ended June 30, 2001.  Additionally, we recorded a $188,000 amortization charge in the three months ended June 30, 2000 related to expenses associated with the $6,000,000 senior secured convertible debenture sold in that period.  This decrease was partially offset by a $248,000 increase due to the write off of the Informational Medical Systems, Inc. (“IMS”) asset, a collection of patient consent forms for surgical procedures purchased in 1999, during the three months ended June 30, 2001. As a percentage of total revenues, depreciation and amortization expense decreased to 16.3% for the three months ended June 30, 2001 from 27.0% for the three months ended June 30, 2000.

             Depreciation and amortization expense decreased $603,000, or 52.5% to $546,000 for the six months ended June 30, 2001 compared to $1,149,000 for the six months ended June 30, 2000.  During the six months ended June 30, 2000, we recorded $422,000 of amortization expense related to the DrGreene.com assets, which were written off in the third quarter of 2000.  As a result, there was no amortization expense related to these assets during the six months ended June 30, 2001.  Additionally, we recorded a $396,000 amortization charge in the six months ended June 30, 2000 related to expenses associated with the $6,000,000 senior secured convertible debenture sold in that period.  This decrease was partially offset by a $248,000 increase due to the write off of the IMS asset.  As a percentage of total revenues, depreciation and amortization expense decreased to 12.2% for the six months ended June 30, 2001 from 32.7% for the six months ended June 30, 2000.

RESTRUCTURING CHARGES

             During the six months ended June 30, 2000, the Company recorded a restructuring charge of $613,000 reflecting costs associated with certain obsolete contracts, non-cash stock compensation paid to former employees and leasehold improvement costs related to the closure of our California office. There were no restructuring charges during the six months ended June 30, 2001.

OPERATING INCOME (LOSS)

             As a result of the factors described above, operating income increased $1,382,000, or 101.8%, to an operating income of $24,000 for the three months ended June 30, 2001 compared to an operating loss of $1,358,000 for the three months ended June 30, 2000.

             As a result of the factors described above, operating income increased $4,830,000, or $102.6%, to an operating income of $123,000 for the six months ended June 30, 2001 compared to an operating loss of $4,707,000 for the six months ended June 30, 2000.

INTEREST INCOME (LOSS)

             Net interest income was $14,000 for the three months ended June 30, 2001 compared to net interest expense of  $104,000 for the three months ended June 30, 2000.  Interest expense in the three months ended June 30, 2000 includes non-cash charges totaling $124,000 for amortization expense related to the discount on the two notes payable issued December 31, 1999 and approximately $25,000 of interest expense related to these notes.

             Net interest income was $26,000 for the six months ended June 30, 2001 compared to net interest expense of  $890,000 for the six months ended June 30, 2000.  Interest expense in the six months ended June 30, 2000 was primarily the result of a $750,000 non-cash charge for a beneficial conversion feature associated with the issuance of the $6,000,000 convertible debenture.  The Company also incurred $191,000 of non-cash interest expense during the six months ended June 30, 2000 related to the debt discount on the $1,000,000 of notes issued on December 31, 1999.

GAIN ON SALE OF ASSET

             During the three and six months ended June 30, 2001, ADAM sold its 50 percent ownership interest in the intellectual property rights associated with the A.D.A.M./Benjamin Cummings Interactive Physiology Series to Pearson Education, Inc. for $1,950,000 in cash resulting in a net gain of $1,808,000 after expenses.  There were no gains on the sale of assets during the three or six months ended June 30, 2000.

INCOME TAXES

             For the three and six months ended June 30, 2001, a provision of $27,000 has been estimated for income taxes.  Although the Company has sufficient net operating loss carry forwards (“NOLs”) to offset regular taxable income, for Alternative Minimum Tax (“AMT”) purposes, only 90% of the Company’s AMT NOLs can be used to offset AMT income in any year; accordingly, the Company has recorded a provision for income taxes.  As of June 30, 2001, the Company continues to maintain a valuation allowance against its total net deferred tax asset balance.  There were no taxes due during the three and six months ended June 30, 2000.

INVESTMENT SECURITIES

             Realized losses on investment securities increased $44,000 for the three months ended June 30, 2001 compared to $0 for the three months ended June 30, 2000. The increase is attributable to 2001 sales of drkoop.com common stock.

             Realized losses on investment securities increased $62,000 for the six months ended June 30, 2001 compared to $0 for the six months ended June 30, 2000. The increase is attributable to 2001 sales of drkoop.com common stock.

NET INCOME (LOSS)

             As a result of the factors described above, net income increased $3,179,000 or 217.4%, to net income of  $1,717,000, or $0.26 per diluted share, for the three months ended June 30, 2001, compared to a net loss of $1,462,000, or ($0.27) per diluted share, for the three months ended June 30, 2000. Net income increased $7,400,000, or 131.2%, to net income of  $1,761,000, or $0.28 per diluted share, for the six months ended June 30, 2001, compared to a net loss of $5,639,000, or ($1.07) per diluted share, for the six months ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

             As of June 30, 2001, the Company had cash and cash equivalents of $3,694,000 and working capital of $2,250,000.

             Cash provided by operating activities was  $1,956,000 during the six months ended June 30, 2001 as compared to cash used by operating activities of $1,505,000 during the six months ended June 30, 2000. This improvement was primarily due to net earnings during the six months ended June 30, 2001, including the cash received from an asset sale of $1,950,000 as compared to net losses during the six months ended June 30, 2000.

             Cash provided by investing activities was $122,000 during the six months ended June 30, 2001 as compared to cash used by investing activities of $1,257,000 during the six months ended June 30, 2000. This improvement was due primarily to the receipt of scheduled payments on our notes receivable, the sale of drkoop.com, Inc. common stock, decreases in capital expenditures for equipment and decreases in the capitalization of software development costs of software products for internal use or sale during the six months ended June 30, 2001.  The Company also issued a note receivable of $325,000 during the six months ended June 30, 2000 with no comparable activity in 2001.

             Cash provided by financing activities decreased to $374,000 during the six months ended June 30, 2001 compared to $4,200,000 during the six months ended June 30, 2000. This decrease is primarily due to the Company's receipt of approximately $4,511,000 (net of issuance costs) from the conversion of the $6,000,000 convertible debenture issued during the six months ended June 30, 2000.  Additionally, the Company received approximately $189,000 upon the exercise of stock options and warrants during the six months ended June 30, 2000 compared to $2,000 during the six months ended June 30, 2001.  These decreases were partially offset by approximately $576,000 of proceeds received from the sale of the Company's common stock during the six months ended June 30, 2001 under the equity purchase agreement described below.

             ADAM uses working capital to finance ongoing operations, fund the development and introduction of evolving business strategies and acquire or fund development of capital assets and internally developed software. Deferred revenue decreased $526,000 for the six months ended June 30, 2001 due to the recognition of revenue from net advance cash payments from customers, while net accounts payable and accrued expenses have been reduced by $362,000.  Notes payable decreased by $189,000 to $0 for the six months ended June 30, 2001.

             The Company received 70,464 shares of our common stock during the six months ended June 30, 2001 as liquidation of a note receivable from an employee.  The Company reissued all of these Treasury shares during the six months ended June 30, 2001 to employees who exercised stock options during the period.

             On September 5, 2000, ADAM entered into a Common Stock Purchase Agreement with Fusion Capital Fund II, LLC, an affiliate of Fusion Capital Fund I, LLC. Pursuant to the Common Stock Purchase Agreement, Fusion Capital agreed to purchase up to $12,000,000 of the Company's common stock in two rounds of $6,000,000 each. The purchase price of the Company's common stock is based upon the future market price of the common stock. The Company determines the month of purchase based on its cash requirements.  At the time of the sale, ADAM estimated that the maximum number of shares the Company would issue to be 1,200,000. Should the Company be required to issue 20% or more of its outstanding shares, then shareholder approval will be required. The Company has the right to terminate the agreement at any time if more than 1,200,000 shares are issuable under the first tranche of the Common Stock Purchase Agreement. In conjunction with this transaction, the Company issued 154,286 shares of common stock that had a fair value equal to approximately $549,000 as a fee. Additional fees payable in shares with a fair value of $480,000 are required to be issued if the Company elects to enter into the second round.  As of June 30, 2001, the Company has sold 630,000 shares of common stock pursuant to the agreement and received cash totaling approximately $1,573,000, including 330,000 shares for $576,000 in the six months ended June 30, 2001.  No additional shares have been sold subsequent to June 30, 2001.

             On December 31, 1999, the Company issued notes in exchange for $500,000 each from a director and officer of the Company and a commercial bank.  These notes accrued interest at 10% per annum with principal and interest due initially on December 31, 2000. The terms of these notes allowed for an extension of six months, to June 30, 2001 at the option of the holders.  The Company issued warrants to purchase 85,000 shares of common stock to the lenders in conjunction with the issuance of the notes and the related extensions pursuant to the original terms of the notes.  The warrants are exercisable at any time at the option of the holders through December 31, 2005 and entitle the holders to purchase an equal number of common shares at a weighted-average price of $7.63 per share.  The Company paid the note and interest earned in full to the commercial bank by June 30, 2000 and paid the note and interest earned in full to the director and officer of the Company by June 30, 2001.

             For the six months ended June 30, 2001, ADAM had income as a result of increased revenue and continuing expense control and the sale of one of the Company’s assets.  Operating expense levels, excluding potential non-recurring, non-cash charges, have been decreasing as confirmed by the results of operations for the six months ended June 30, 2001 and we expect costs to stabilize at their current lower levels for the foreseeable future. We anticipate continued current levels of investment for content development, improvement of existing and development of new technologies, infrastructure development and product marketing and sales efforts. However, we will also continue to evaluate opportunities that create efficiencies, consolidate operating costs and reduce overhead such that overall operating expense levels remain controlled.

             On March 2, 2001 we received notification from The Nasdaq Stock Market, Listing Qualifications Division that we were not in compliance with one of its continued listing requirements, specifically, that our "net tangible assets" as of December 31, 2000 did not meet the minimum $4,000,000 requirement for The Nasdaq National Market under Marketplace Rule 4450(a)(3). As a result, Nasdaq’s staff reviewed our Company's eligibility for continued listing on the Nasdaq National Market, and gave us the opportunity to present a specific plan to achieve and sustain compliance with the requirements.  To obtain compliance with the minimum $4,000,000 requirement, the Company elected to sell certain of its assets for $1,950,000.  This cash sale provided ADAM with enough net tangible assets to comply with Marketplace Rule 4450(a)(3).  On  July 3, 2001 we received final notification from The Nasdaq Stock Market that we were now in compliance with the rule and that the matter was closed.

             Management believes that cash on hand, together with anticipated cash flows from operations and the proceeds already realized from and access to additional proceeds from the Common Stock Purchase Agreement described above, will be sufficient to meet the Company's working capital needs for the next twelve months.  However, we may be required to raise additional funds in order to meet changes in Nasdaq continued listing requirements, to accelerate development of new and existing services and products, to respond to competitive pressures or to possibly acquire complementary products, businesses or technologies. There can be no assurance that any required additional financing will be available on terms favorable to us, or at all. If additional funds are raised by the issuance of equity securities, our shareholders may experience dilution of their ownership interest and these securities may have rights senior to those of the holders of the common stock.  If additional funds are raised by the issuance of debt securities, we may be subject to certain limitations on our operations, including limitations on the payment of dividends. If adequate funds are not available or not available on acceptable terms, we may be unable to take advantage of acquisition opportunities, develop or enhance services or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

             Certain statements made in this report, and other written or oral statements made by or on behalf of ADAM, may constitute "forward-looking statements" within the meaning of the federal securities laws. When used in this report, the words "believes," "expects," "estimates," "intends" and similar expressions are intended to identify forward-looking statements. Statements regarding future events and developments and our future performance, as well as our expectations, beliefs, plans, intentions, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. Examples of such statements in this report include descriptions of our plans and strategies with respect to developing certain market opportunities, our overall business plan, our plans to develop additional strategic partnerships, our intention to develop certain platform technologies, our continuing growth and our ability to contain our operating expenses.  All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected. We believe that these forward-looking statements are reasonable; however, you should not place undue reliance on such statements. These statements are based on current expectations and speak only as of the date of such statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise.

             The following are some of the factors that could cause our actual results to differ materially from the expected results described in our forward-looking statements:

–	We have incurred substantial losses over our operating history and have only recently returned to profitability. Although we anticipate continued operating improvement, future profitability cannot be assured.

–	We may be unable to obtain sufficient capital to pursue our new syndication-based strategy, which would hurt our financial results.

–	We cannot guarantee that any capital that we obtain to finance our operations will be on terms that are not unfavorable to us.

–	We depend upon a limited number of strategic relationships which generate a significant portion of our operating revenues and we may not be able to form additional strategic relationships. The performance of these third parties is not within our control. Losing one or more of these customers could negatively affect our results of operations.

–	We may be unable to compete effectively with other providers of healthcare information, which would cause our licensing revenues to be adversely affected.

–	We face rapid technological change in the online health information industry and our business will suffer if we cannot quickly adapt to this change.

–	We may be unable to successfully acquire complementary businesses, which could limit our potential growth.

–	Our stock price is extremely volatile and could decline significantly.

–	We have adopted certain anti-takeover provisions that may deter a takeover.

–	Many of our shares have been registered for resale by certain current shareholders of the company and sales of a significant number of these shares could adversely affect the market price of our common stock.

–	Our principal shareholders have substantial influence and their interest may differ from those of our remaining shareholders.

–	We may be unable to continue to identify additional strategic partners, which would adversely affect our ability to achieve broad brand recognition.

–	We may be unable to attract or face shortages of personnel that have the technological training required in our business. We may be required to increase the wages that we pay and the benefits that we provide in order to attract and retain a sufficient number of qualified employees. Any such increase in wages could adversely affect our results of operations.

–	Our intellectual property rights does not completely eliminate the risk of unauthorized use of our proprietary information. Despite our best effort to defend these rights, if a third party successfully pirated our information, our licensees could be unwilling to continue to pay for the use of our content.

–	Effective June 29, 2001, the SEC approved a change to the Nasdaq Stock Market Marketplace Rules concerning quantitative listing standards for initial and continued inclusion on the Nasdaq National and SmallCap Market. While the Company currently meets the old maintenance standard for continued inclusion on the Nasdaq National Market, as it relates to net tangible assets, we are not compliant with the new standard, as it relates to net equity. We have until November 1, 2002 to become compliant with the new standard. While management plans to become compliant with the new standard by November 1, 2002, significant changes to the Company’s balance sheet as a result of operating losses could affect our listing status which could result in the Company being delisted. Should we be delisted from the Nasdaq National Market the Company currently qualifies for listing on the Nasdaq Small Cap Market under the new standard.

–	Governmental regulation of the Internet is evolving, and we cannot predict whether new laws or regulations will be adopted that will adversely affect our business.

–	We could be affected by general economic conditions, which affect the overall level of economy.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

             As of June 30, 2001, we had cash and cash equivalents of approximately $3,694,000 invested in liquid money market funds or bank accounts with average maturities of less than 90 days. The cash and cash equivalents are subject to interest rate risk and we may receive higher or lower interest income if market interest rates increase or decrease. A hypothetical increase or decrease in market interest rates by 10 percent from levels at June 30, 2001 would not have a material impact on our cash or cash equivalents.

PART II. OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             A.D.A.M., Inc. held its 2001 Annual Meeting of Shareholders on June 29, 2000. The following items were voted upon and the results of the voting were as follows:

(1)	To elect one director, Daniel S. Howe, to serve on the Company's Board of Directors until the 2004 Annual Meeting of Shareholders or until his successor has been duly elected. Mr. Howe was elected to the Company's Board of Directors until the year 2004. There were 5,070,834 votes for, and 36,017 withheld for Mr. Howe. Directors remaining in office until the 2002 Annual Meeting of Shareholders are Mr. Robert S. Cramer and Mr. John W. McClaugherty. Directors remaining in office until the 2003 Annual Meeting of Shareholders are Ms. Linda B. Davis and Mr. Francis J. Tedesco.

(2)	To ratify the appointment of PricewaterhouseCoopers LLP as the Company's independent auditors for the fiscal year ending December 31, 2001. The votes of the shareholders to ratify PricewaterhouseCoopers LLP as the Company's independent auditors were as follows: 5,099,925 votes for, 6,926 votes opposed and 0 votes abstained.

(3)	To approve an amendment to the Company’s Amended and Restated 1992 Stock Option Plan increasing the number of shares of common stock authorized under the plan from the 3,000,000 previously authorized to 4,500,000 shares. The votes of the shareholders to amend the Company’s Amended and Restated 1992 Stock Option Plan were as follows: 1,610,592 votes for, 114,577 votes opposed and 3,381,682 votes abstained.

(4)	To ratify the grant of warrants to Mr. Robert S. Cramer, Jr., Chief Executive Officer of the Company, to purchase 60,000 shares of the Company’s common stock. The votes of the shareholders to ratify the proposal of the grant of warrant to the Company’s Chief Executive Officers were as follows: 1,541,854 votes for, 81,102 votes opposed and 3,483,895 abstained.

ITEM 5.	OTHER INFORMATION

             On March 2, 2001 we received notification from The Nasdaq Stock Market, Listing Qualifications Division that we were not in compliance with one of its continued listing requirements, specifically, that our "net tangible assets" as of December 31, 2000 did not meet the minimum $4,000,000 requirement for The Nasdaq National Market under Marketplace Rule 4450(a)(3). As a result, Nasdaq’s staff reviewed our Company's eligibility for continued listing on the Nasdaq National Market, and gave us the opportunity to present a specific plan to achieve and sustain compliance with the requirements.  To obtain compliance with the minimum $4,000,000 requirement, the Company elected to sell certain of its assets for $1,950,000.  This cash sale provided ADAM with enough net tangible assets to comply with Marketplace Rule 4450(a)(3).  On July 3, 2001 we received final notification from The Nasdaq Stock Market that we were now in compliance with the rule and that the matter was closed.

             Effective May 16, 2001, the Company eliminated the position of Chief Financial Officer as a result of a decision to streamline its finance and administrative functions.  The Company’s senior financial position carries a new title and reports to Chief Operating Officer, Kevin S. Noland.

             On July 26, 2001, the Company issued a press release announcing a change in the Company’s name to A.D.A.M., Inc.  The name change occurred in the ordinary course of business and reflects the Company’s interest in continuing to build the A.D.A.M. brand as a leading provider of health and medical information.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.
(a)	None.

(b)	During the three months ended June 30, 2001, the Company filed the following current reports on Form 8–K:

–	The Company filed a report on Form 8-K on May 7, 2001 relating to the May 3, 2001 press release disclosing the financial results of the Company for the three months ended March 31, 2001.

–	The Company filed a report on Form 8-K on June 29, 2001 relating to the June 27, 2001 press release disclosing an asset sale a returned compliance with Nasdaq listing requirements.

SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A.D.A.M., Inc.
(Registrant)

/s/ ROBERT S. CRAMER, JR.

Robert S. Cramer, Jr.
Chairman of the Board, Co-Founder and
Chief Executive Officer

/s/ RAFE PAYNE

Rafe Payne
Controller and Corporate Secretary
(Principal Financial Officer)

Date: August 14, 2001