Form 10-Q
period 2001-09-30
ADAM INC
filed 2001-11-14
CIK 863650

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File Number 0-26962

A.D.A.M., INC.

(Exact Name of Registrant as Specified in its charter)

Georgia

58-1878070

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1600 RiverEdge Parkway, Suite 800, Atlanta, Georgia	30328-4658
(Address of Principal Executive Offices)	(Zip Code)

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

As of November 14, 2001 there were 6,587,982 shares of the Registrant's Common Stock, par value $.01 per share, outstanding (excluding shares held in treasury by the Registrant).

A.D.A.M., Inc.

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

A.D.A.M., Inc.

Condensed Balance Sheet

(In thousands, except share data)

	September 30,	December 31,
	2001	2000
	(unaudited)	(audited)
Assets

Current assets:
Cash and cash equivalents	$3,521	$1,242
Investment securities	34	424
Accounts receivable (net of allowances of $71 and $106, respectively)	939	1,046
Non-interest bearing note receivable	125	113
Notes receivable (related party)	-	134
Inventories	96	139
Prepaids and other	264	161
Total current assets	4,979	3,259

Property and equipment, net	555	959
Restricted time deposits	291	348
Intangible assets, net	1,510	1,818
Non-interest bearing note receivable	66	163
Note receivable from officer	57	-
Other non-current assets	32	270
Total assets	$7,490	$6,817

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable and accrued expenses	$855	$1,495
Deferred revenue	1,216	2,479
Notes payable (related party)	-	188
Total current liabilities	2,071	4,162

Shareholders' equity:
Common stock, $.01 par value; 20,000,000 authorized; 6,585,982 and 6,081,413 shares issued and outstanding	66	61
Unrealized loss on investments	-	(13)
Other shareholders' equity	5,353	2,607
Total liabilities and shareholders' equity	$7,490	$6,817

The accompanying notes are an integral part of these condensed financial statements.

A.D.A.M., Inc.

Condensed Statement of Operations

(In thousands, except per share data)

(unaudited)

	Three Months		Nine Months
	Ended September, 30		Ended September, 30
	2001	2000	2001	2000
Total revenues	$2,351	$2,852	$6,821	$6,361

Operating expenses:
Cost of revenues	445	202	852	521
General and administrative	431	720	1,627	2,688
Product and content development	632	1,161	1,766	3,498
Sales and marketing	386	604	1,451	2,435
Depreciation and amortization	118	1,101	664	2,250
Restructuring charges	-	-	-	613

Total operating expenses	2,012	3,788	6,360	12,005

Operating income (loss)	339	(936)	461	(5,644)

Interest income (expense), net	40	(47)	66	(937)
Realized loss on sale of investment securities	-	-	(62)	-
Realized gain on sale of assets	-	-	1,808	-
Income tax benefit	27	-	-	-

Income (loss) before losses from affiliate	406	(983)	2,273	(6,581)

Losses from affiliate	(125)	(41)	(232)	(83)

Net income (loss)	$281	$(1,024)	$2,041	$(6,664)

Basic net income (loss) per common share	$0.04	$(0.18)	$0.32	$(1.24)

Basic weighted average number of common shares outstanding	6,524	5,626	6,372	5,386

Diluted net income (loss) per common share	$0.04	$(0.18)	$0.32	$(1.24)

Diluted weighted average number of common shares outstanding	6,565	5,626	6,417	5,386

The accompanying notes are an integral part of these condensed financial statements.

A.D.A.M., Inc.

Condensed Statement of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2001	2000
Net cash provided by (used in) operating activities	$211	$(2,634)

Investing activities
Purchases of property and equipment	(79)	(403)
Proceeds from sales of property and equipment	(6)	-
Proceeds from sales of intellectual property	1,950	-
Proceeds from sales of investment securities	281	-
Redemption of restricted time deposit	57	76
Note issued to related party	-	(325)
Repayments on note receivable	106	83
Software development costs	(682)	(1,245)
Investment in affiliate	(125)	-
Other	-	(21)
Net cash provided by (used in) investing activities	1,502	(1,835)

Financing activities
Proceeds from sales of common stock	768	499
Proceeds received upon conversion of senior secured convertible debentures	-	5,202
Debt and equity issuance costs	-	(812)
Repayment of note payable	-	(500)
Repayment of note payable to related party	(204)	-
Proceeds from exercise of common stock options and warrants	2	259
Net cash provided by financing activities	566	4,648

Increase in cash and cash equivalents	2,279	179
Cash and cash equivalents, beginning of period	1,242	1,477

Cash and cash equivalents, end of period	$3,521	$1,656

The accompanying notes are an integral part of these condensed financial statements

A.D.A.M., Inc.

Statement of Changes in Shareholders' Equity

(In thousands, except share data)

(unaudited)

						Accumulated
			Additional	Common		Other
	Common Stock		Paid-in	Stock	Accumulated	Comprehensive	Subscription	Treasury
	Shares	Amount	Capital	Warrants	Deficit	Income	Receivable	Stock	Total
Balance at December 31, 2000	6,081,413	$61	$43,804	$353	$(41,550)	$(13)	$0	$0	$2,655

Net income	-	-	-	-	2,041	-	-	-	2,041
Other comprehensive loss, net of tax:
Net unrealized loss on investment	-	-	-	-	-	(47)	-	-	(47)
Total comprehensive income	-	-	-	-	-	-	-	-	1,994
Sale of common stock under equity purchase agreement	424,300	4	764	-	-	-	-	-	768
Receipt of treasury shares	-	-	-	-	-	-	-	(141)	(141)
Exercise of stock options	80,269	1	151	-	-	-	(291)	141	2
Stock Compensation	-	-	141	-	-	-	-	-	141

Balance at September 30, 2001	6,585,982	$66	$44,860	$353	$(39,509)	$(60)	$(291)	$0	$5,419

The accompanying notes are an integral part of these condensed financial statements.

A.D.A.M., Inc.

Notes to the Condensed Financial Statements (unaudited)

September 30, 2001

1. BASIS OF PRESENTATION

A.D.A.M., Inc. (“ADAM,” “we” or the “Company”), formerly known as adam.com, Inc., develops and syndicates web-enabled medical and health information products. These products combine physician-reviewed text, medical illustrations, animation, 3D models, and interactive tools. Our experience in developing products for the educational market, from K-12 through higher education, enables us to create products that explain complex medical and health subject matter in a way that is easily understood and retained by the end user. Since 1998, we have been marketing our online health information products to a variety of customers in the eHealth and eLearning markets.  These customers range from large consumer portal sites such as Yahoo!, to large government-sponsored sites such as the National Library of Medicine.  Our business model is based upon multi-year licensing agreements that yield recurring revenues and high gross margins.

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the general instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, which includes audited financial statements for the fiscal year ended December 31, 2000.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

2. EQUITY PURCHASE AGREEMENT

On September 5, 2000, ADAM entered into an agreement to sell, at its option, up to $6,000,000 of our common stock, with the purchase price to be based on certain market prices as defined in the agreement. The Company determines the timing of purchase based on its cash requirements. At the time of the execution of the agreement, we estimated that the maximum number of shares we would issue to be 1,200,000. Should we be required to issue 20% or more of our outstanding shares, measured as of the date of the agreement, then shareholder approval will be required prior to further sales under this agreement. The Company has the right to terminate the agreement at any time if more than 1,200,000 shares are issuable. In conjunction with this transaction, the Company issued 154,286 shares of common stock with a fair value of approximately $549,000 as a fee for the agreement.  As of September 30, 2001, the Company has sold 724,300 shares of common stock for proceeds of approximately $1,765,000.  While the agreement contractually ended on September 5, 2001, both parties have orally agreed to continue under the original terms of the agreement until 20% of the outstanding shares, measured as of the date of the agreement, are issued.

3. INVESTMENT SECURITIES

The Company accounts for investment securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities".  The Company's investment securities consist of shares of common stock of a single company that are designated as available for sale.  Accordingly, these securities are reported at fair value as determined based on market quotations, which resulted in an unrealized loss of $59,511 being recorded as a separate component of shareholders' equity.  During the nine months ended September 30, 2001, the Company sold approximately 1,502,000 shares at an average price of $0.20 per share, resulting in the recognition of approximately $62,000 of realized losses.

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

5. RELATED PARTY TRANSACTIONS

On December 31, 1999, the Company issued a note in exchange for $500,000 to the Company’s Chief Executive Officer.  The note accrued interest at 10% per annum and matured on June 30, 2001.  In conjunction with the issuance of this note, the Company issued the officer warrants to purchase 60,000 shares of its common stock.  The warrants are exercisable at any time through December 31, 2005 and entitle the holder to purchase an equal number of common shares at a weighted–average price of $6.18 per share.  The Company repaid the principal of the note and all accrued interest during the quarter ended June 30, 2001.

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

On April 2, 2001, for a term beginning on January 1, 2001, the Company signed an 18-month sublease agreement with a company whose president is an ADAM board member.  The Company is due 8,333 shares of the tenant's common stock monthly over the term of the agreement. The shares are valued at the fair market value of the leased space and are recorded on the Company’s balance sheet as a long-term asset.  The Company evaluates the asset for impairment at the end of each reporting period.  Additionally, the Company received warrants to purchase 25,000 common shares of the tenant that fully vest on January 1, 2002.

On May 30, 2001, the Company received a full-recourse Promissory Note from its Chief Executive Officer for approximately $341,000.  The note earns interest of 6.25% per annum and is due in full on or before May 29, 2006.  The note is secured by 150,000 shares of ADAM’s common stock.

On August 22, 2001, the Company acquired an additional preferred stock interest in ThePort Network, Inc. (formerly ThePort.com), for $125,000 in cash, resulting in a 22% voting interest as of September 30, 2001.  In connection with the August 2001 preferred stock investment, the Company entered into a five-year agreement whereby the Company will have exclusive distribution rights to ThePort Network’s products within the healthcare industry.  As of September 30, 2001, ADAM has pre-paid $125,000 of the contract fee to be applied against future subscription fees.  The Company has committed to generate $1.5 million in subscription fees during the initial term of the agreement.  The Company’s Chief Executive Officer also owns an approximately 20% voting interest in ThePort Network.  The results of operations of this entity, which are not significant at this time, have been accounted for as an equity investment and accordingly the Company records its share of the results of operations in the condensed financial statements of the Company.   For the three and nine months ended September 30, 2001, the Company recorded its share of ThePort Network’s losses of $125,000 and $232,106, respectively.  At September 30, 2001, the carrying value of this investment was $0.

On June 22, 2001, ADAM sold its 50 percent ownership interest in the intellectual property rights associated with the A.D.A.M./Benjamin Cummings Interactive Physiology Series to Pearson Education, Inc. for $1,950,000 in cash.  Linda B. Davis, an ADAM board member, is president of Benjamin Cummings, a publishing imprint of Addison Wesley.

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

7. CONCENTRATIONS

For the nine months ended September 30, 2001, two customers accounted for approximately 25% and 15% of revenues, respectively.  For the nine months ended September 30, 2000, the same two customers accounted for approximately 36% and 12% of revenues.

8. INCOME TAXES

For the nine months ended September 30, 2001, no provision has been estimated for income taxes.   The Company has sufficient net operating loss carry forwards  to offset regular taxable income.  Additionally, the Company anticipates meeting the requirements for the small corporation exemption for Alternative Minimum Tax purposes.  As of September 30, 2001, the Company continues to maintain a valuation allowance against its total net deferred tax asset balance.

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

10. SUPPLEMENTAL CASH FLOW

Cash and cash equivalents include cash on hand and on deposit and highly liquid investments with an original maturity of three months or less. Cash payments of interest for the nine months ended September 30, 2001 and September 30, 2000 were approximately $13,000 and $78,000, respectively.

For the nine months ended September 30, 2001, ADAM incurred non–cash interest expense charges totaling approximately $16,000 for the amortization expense related to the discount on the note payable issued December 31, 1999.  For the nine months ended September 30 2000, ADAM incurred non-cash interest expense charges totaling approximately $1,014,000 including approximately $264,000 of amortization expense related to the discount on two notes payable issued December 31, 1999 (one of these notes was paid in full on June 30, 2000 and the other note was paid in full on June 30, 2001) and a $750,000 charge for the beneficial conversion feature of a debenture that was issued and satisfied in the year ended December 31, 2000.

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

ADAM develops and syndicates web-enabled medical and health information products. These products combine physician-reviewed text, medical illustrations, animation, 3D models, and interactive tools. Our experience in developing products for the educational market, from K-12 through higher education, enables us to create products that explain complex medical and health subject matter in a way that is easily understood and retained by the end user. Since 1998, we have been marketing our online health information products to a variety of customers in the eHealth and eLearning markets. These customers range from large consumer portal sites such as Yahoo!, to large government-sponsored sites such as the National Library of Medicine. Our business model is based upon multi-year licensing agreements that yield recurring revenues and high gross margins.

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

RESULTS OF OPERATIONS

Total revenues decreased $501,000, or 17.6%, to $2,351,000 for the three months ended September 30, 2001 compared to $2,852,000 for the three months ended September 30, 2000. During the three months ended September 30, 2001, Internet revenues accounted for $1,806,000, or 76.8%, of total revenues compared to $2,171,000, or 76.1%, for the three months ended September 30, 2000. The decrease in Internet revenues for the three months ended September 30, 2001 is primarily the result of a one-time increase in revenues for the three months ended September 30, 2000 attributable to the restructuring of the Company’s agreement with WebMD completed in October 2000 that extended ADAM’s relationship with WebMD into 2003. During the three months ended September 30, 2001, product revenues accounted for $545,000, or 23.2%, of total revenues compared to $681,000, or 23.9%, during the three months ended September 30, 2000. The $136,000, or 19.9%, decrease in product revenues for the three months ended September 30, 2001 was primarily due to the loss of royalty revenues from the sale of the Company’s 50 percent ownership interest in the A.D.A.M./Benjamin Cummings Interactive Physiology Series of products sold to Pearson Education in the second quarter of 2001 (See Note 6 to the condensed financial statements).

Total revenues increased $460,000, or 7.2%, to $6,821,000 for the nine months ended September 30, 2001 compared to $6,361,000 for the nine months ended September 30, 2000.  During the nine months ended September 30, 2001, Internet revenues accounted for $5,449,000, or 79.9%, of total revenues compared to $4,457,000, or 70.1%, of total revenues for the nine months ended September 30, 2000.  The $992,000, or 21.8%, increase in Internet revenues for the nine months ended September 30, 2001 is primarily the result of additional syndication agreements signed by the Company.  During the nine months ended September 30, 2001, product revenues accounted for $1,372,000, or 20.1%, of total revenues compared to $1,904,000, or 29.9%, during the nine months ended September 30, 2000.  The $532,000, or 28.0%, decrease in product revenues for the nine months ended September 30, 2001 was due to the Company’s transition from a traditional multimedia CD-ROM distributor to an online content provider and the loss of royalty revenues from the sale of the Company’s 50 percent ownership interest in the Physiology Series of products.

COST OF REVENUES

Cost of revenues increased $243,000, or 120.3%, to $445,000 for the three months ended September 30, 2001 compared to $202,000 for the three months ended September 30, 2000. This increase is primarily attributable to amortization of capitalized software development costs, which increased $272,000 for the three months ended September 30, 2001 compared to the three months ended September 30, 2000. The increase in amortization was due to the completion of certain software applications after September 30, 2000 including extensive upgrades of our encyclopedia content and program, and our content management system. As a percentage of total revenues, cost of revenues increased to 18.9% for the three months ended September 30, 2001 from 7.1% for the three months ended September 30, 2000.

Cost of revenues increased $331,000, or 63.5%, to $852,000 for the nine months ended September 30, 2001 compared to $521,000 for the nine months ended September 30, 2000. This increase is primarily attributable to amortization of capitalized software development costs, which increased $461,000 for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000. The increase in amortization was due to the completion of certain software applications after September 30, 2000 including extensive upgrades of our encyclopedia content and program, and our content management system. Shipped product component costs decreased $147,000 for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000 due to the decrease in product revenues during the nine months ended September 30, 2001. As a percentage of total revenues, cost of revenues increased to 12.5% for the nine months ended September 30, 2001 from 8.2% for the nine months ended September 30, 2000.

GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased $289,000, or 40.1%, to $431,000 for the three months ended September 30, 2001 from $720,000 for the three months ended September 30, 2000. Approximately $58,000 of the decrease is attributed to the costs saved by closing our San Francisco office in 2000. Bad debt expense decreased $90,000 for the three months ended September 30, 2001 when compared to the three months ended September 30, 2000. This decrease was primarily due to the evaluation of our accounts receivable and the probability of the collections of these receivables. Legal expenses decreased $46,000 as a result of more efficient use of professional services during the three months ended September 30, 2001. The remaining decrease of approximately $95,000 is due to better management of all general and administrative expenses during the three months ended September 30, 2001.  As a percentage of total revenues, general and administrative expenses decreased to 18.3% for the three months ended September 30, 2001 compared to 25.2% for the three months ended September 30, 2000.

General and administrative expenses decreased $1,061,000, or 39.5%, to $1,627,000 for the nine months ended September 30, 2001 from $2,688,000 for the nine months ended September 30, 2000. Approximately $356,000 of the decrease is attributed to the costs saved by closing our San Francisco office in the first quarter of 2000. Bad debt expense decreased $168,000 for the nine months ended September 30, 2001 when compared to the nine months ended September 30, 2000. This decrease was primarily due to the evaluation of our accounts receivable and the probability of the collections of these receivables. Legal expenses decreased $190,000 and investor relation expenses decreased $225,000 as a result of more efficient use of professional services during the nine months ended September 30, 2001. These decreases in general and administrative expenses were partially offset by a non-cash stock compensation charge of $141,000 during the nine months ended September 30, 2001. The remaining decrease of approximately $263,000 is attributable to an overall decrease in general and administrative expenses related to better management of all general and administrative expenses during the nine months ended September 30, 2001.   As a percentage of total revenues, general and administrative expenses decreased to 23.9% for the nine months ended September 30, 2001 compared to 42.3% for the nine months ended September 30, 2000.

PRODUCT AND CONTENT DEVELOPMENT

Product and content development expenses decreased $529,000, or 45.6%, to $632,000 for the three months ended September 30, 2001 from $1,161,000 for the three months ended September 30, 2000.  Production expenses related to the operation of the DrGreene.com web site, which was discontinued during the third quarter of 2000, decreased $97,000, or 100.0% for the three months ended September 30, 2001 when compared to the three months ended September 30, 2000. Additionally, we merged production of our LIDO.com web site with our general ADAM production efforts, and the resulting synergies decreased product and content development costs by $51,000 when comparing the three months ended September 30, 2001 to the three months ended September 30, 2000. Other miscellaneous product and content development expenses decreased $110,000 as a result of expense reduction policies enacted during 2001. These decreases were offset by an increase in editorial expenses of $215,000 for the three months ended September 30, 2001, incurred to keep our content products updated. The capitalization of software development costs decreased by $384,000 during the three months ended September 30, 2001, but were offset by associated decreases in salaries, payroll taxes, content acquisitions, temporary help and consulting costs of $870,000.  As a percentage of total revenues, product and content development expenses decreased to 26.9% for the three months ended September 30, 2001 compared to 40.7% for the three months ended September 30, 2000.

Product and content development expenses decreased $1,732,000, or 49.5%, to $1,766,000 for the nine months ended September 30, 2001 from $3,498,000 for the nine months ended September 30, 2000.  This decrease is primarily attributable to decreases in salaries, payroll taxes, content acquisition, temporary help and consulting costs of $2,062,000 as a result of expense reduction policies initiated in the second quarter of 2000.  Also, product expenses related to the operation of the DrGreene.com web site, which was discontinued during the third quarter for 2000, decreased $255,000 for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000. Additionally, we merged production of our LIDO.com web site with our general ADAM production efforts, and the resulting synergies decreased product and content development costs by $147,000 when comparing the nine months ended September 30, 2001 to the nine months ended September 30, 2000.  Other miscellaneous product and content development expenses decreased $378,000 for the nine months ended September 30, 2001 as a result of expense reduction policies enacted during 2001. These decreases were offset by an increase in editorial expenses of $541,000 incurred to keep our content products updated and decreases in the capitalization of software development costs of $569,000 when comparing the nine months ended September 30, 2001 to the nine months ended September 30, 2000.  As a percentage of total revenues, product and content development expenses decreased to 25.9% for the nine months ended September 30, 2001 compared to 55.0% for the nine months ended September 30, 2000.

SALES AND MARKETING

Sales and marketing expenses decreased $218,000, or 36.1%, to $386,000 for the three months ended September 30, 2001 compared to $604,000 for the three months ended September 30, 2000.  This decrease is partially attributable to a decrease of $48,000 resulting from the combination of sales and marketing activities related to the LIDO.com web site with our general ADAM sales and marketing efforts. In addition, salaries, payroll tax, and commissions decreased $109,000 for the three months ended September 30, 2001 compared to the three months ended September 30, 2000 due to a decrease in employee headcount and expense reduction policies initiated in the second quarter of 2000.  Other miscellaneous sales and marketing expenses decreased $61,000 for the three months ended September 30, 2001 as a result of expense reduction policies initiated during the second quarter of 2000.  As a percentage of total revenues, sales and marketing expenses decreased to 16.4% for the three months ended September 30, 2001 from 21.2% for the three months ended September 30, 2000.

Sales and marketing expenses decreased $984,000, or 40.4%, to $1,451,000 for the nine months ended September 30, 2001 compared to $2,435,000 for the nine months ended September 30, 2000.  This decrease is partially attributable to a decrease of $333,000 resulting from the combination of sales and marketing activities related to the LIDO.com web site with our general ADAM sales and marketing efforts.  Employee recruiting expense decreased $59,000 during the nine months ended September 30, 2001 as a result of shifting these matters in-house.  We reduced our resources on the development of our web page, which serves primarily as a marketing tool for the Company, during the nine months ended September 30, 2001 resulting in a $202,000 decrease in expenses.  Other miscellaneous sales and marketing expenses decreased $390,000 for the nine months ended September 30, 2001 as a result of a decrease in employee headcount and expense reduction policies initiated during the second quarter of 2000.  As a percentage of total revenues, sales and marketing expenses decreased to 21.3% for the nine months ended September 30, 2001 from 38.3% for the nine months ended September 30, 2000.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense decreased $983,000, or 89.3%, to $118,000 for the three months ended September 30, 2001 compared to $1,101,000 for the three months ended September 30, 2000.  During the three months ended September 30, 2000, we recorded $914,000 of amortization expense related to the DrGreene.com assets, which were written off in the third quarter of 2000.  As a result, there was no amortization expense related to these assets during the three months ended September 30, 2001.  As a percentage of total revenues, depreciation and amortization expense decreased to 5.0% for the three months ended September 30, 2001 from 38.6% for the three months ended September 30, 2000.

Depreciation and amortization expense decreased $1,586,000, or 70.5% to $664,000 for the nine months ended September 30, 2001 compared to $2,250,000 for the nine months ended September 30, 2000.  During the nine months ended September 30, 2000, we recorded $1,336,000 of amortization expense related to the DrGreene.com assets, which were written off in the third quarter of 2000.  As a result, there was no amortization expense related to these assets during the nine months ended September 30, 2001.  Additionally, we recorded a $415,000 amortization charge in the nine months ended September 30, 2000 related to expenses associated with the $6,000,000 senior secured convertible debenture sold in that period.  This decrease for the nine months ended September 30, 2001 was partially offset by a $227,000 increase in amortization expense due to the write off of the Informational Medical Systems, Inc. asset, a collection of patient consent forms for surgical procedures purchased in 1999.  As a percentage of total revenues, depreciation and amortization expense decreased to 9.7% for the nine months ended September 30, 2001 from 35.4% for the nine months ended September 30, 2000.

RESTRUCTURING CHARGES

During the nine months ended September 30, 2000, the Company recorded a restructuring charge of $613,000 reflecting costs associated with certain obsolete contracts, non-cash stock compensation paid to former employees and leasehold improvement costs related to the closure of our California office. There were no restructuring charges during the nine months ended September 30, 2001.

OPERATING INCOME (LOSS)

As a result of the factors described above, operating income increased $1,275,000, or 136.2%, to operating income of $339,000 for the three months ended September 30, 2001 compared to an operating loss of $936,000 for the three months ended September 30, 2000.

Operating income increased $6,105,000, or $108.2%, to operating income of $461,000 for the nine months ended September 30, 2001 compared to an operating loss of $5,644,000 for the nine months ended September 30, 2000.

INTEREST INCOME (LOSS)

Net interest income was $40,000 for the three months ended September 30, 2001 compared to net interest expense of  $47,000 for the three months ended September 30, 2000.  Interest expense in the three months ended September 30, 2000 includes non-cash charges totaling $73,000 for amortization expense related to the discount on the two notes payable issued on December 31, 1999 and approximately $13,000 of interest expense related to these notes.

Net interest income was $66,000 for the nine months ended September 30, 2001 compared to net interest expense of  $937,000 for the nine months ended September 30, 2000.  Interest expense in the nine months ended September 30, 2000 was primarily the result of a $750,000 non-cash charge for a beneficial conversion feature associated with the issuance of the $6,000,000 senior secured convertible debenture.  The Company also incurred $264,000 of non-cash interest expense during the nine months ended September 30, 2000 related to the debt discount on the $1,000,000 of notes issued on December 31, 1999 and approximately $63,000 of interest expense related to these notes.

GAIN ON SALE OF ASSET

During the nine months ended September 30, 2001, ADAM sold its 50 percent ownership interest in the intellectual property rights associated with the A.D.A.M./Benjamin Cummings Interactive Physiology Series to Pearson Education, Inc. for $1,950,000 in cash resulting in a net gain of $1,808,000 after expenses.  There were no gains on the sale of assets during the nine months ended September 30, 2000.

INCOME TAXES

For the nine months ended September 30, 2001, no provision has been estimated for income taxes.   The Company has sufficient net operating loss carry forwards  to offset regular taxable income.  Additionally, the Company anticipates meeting the requirements for the small corporation exemption for Alternative Minimum Tax ("AMT") purposes.  As of September 30, 2001, the Company continues to maintain a valuation allowance against its total net deferred tax asset balance.

INVESTMENT SECURITIES

During the nine months ended September 30, 2001, the Company recorded realized losses on investment securities of $62,000 as a result of 2001 sales of drkoop.com common stock.  There were no realized gains or losses on investment securities during the three or nine months ended September 30, 2000.

NET INCOME (LOSS)

As a result of the factors described above, net income increased $1,305,000 or 127.4%, to net income of  $281,000, or $0.04 per diluted share, for the three months ended September 30, 2001, compared to a net loss of $1,024,000, or ($0.18) per diluted share, for the three months ended September 30, 2000.

Net income increased $8,705,000, or 130.6%, to net income of  $2,041,000, or $0.32 per diluted share, for the nine months ended September 30, 2001, compared to a net loss of $6,664,000, or ($1.24) per diluted share, for the nine months ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2001, the Company had cash and cash equivalents of $3,521,000 and working capital of $2,908,000.

Cash provided by operating activities was  $211,000 during the nine months ended September 30, 2001 as compared to cash used by operating activities of $2,634,000 during the nine months ended September 30, 2000. This improvement was primarily due to net earnings during the nine months ended September 30, 2001, as compared to net losses during the nine months ended September 30, 2000.

Cash provided by investing activities was $1,502,000 during the nine months ended September 30, 2001 as compared to cash used by investing activities of $1,835,000 during the nine months ended September 30, 2000. This improvement was due primarily to the sale of the A.D.A.M./Benjamin Cummings Interactive Physiology Series of products for $1,950,000, the receipt of scheduled payments on our notes receivable, the sale of drkoop.com, Inc. common stock, decreases in capital expenditures for equipment and decreases in software development expenditures of software products for internal use or sale during the nine months ended September 30, 2001.  The Company also issued a note receivable of $325,000 during the nine months ended September 30, 2000 with no comparable activity in 2001.

Cash provided by financing activities decreased to $566,000 during the nine months ended September 30, 2001 compared to $4,648,000 during the nine months ended September 30, 2000. This decrease is primarily due to the Company's receipt of approximately $4,703,000 (net of issuance costs) from the conversion of the $6,000,000 convertible debenture issued during the nine months ended September 30, 2000.  Additionally, the Company received approximately $259,000 upon the exercise of stock options and warrants during the nine months ended September 30, 2000 compared to $2,000 during the nine months ended September 30, 2001.  These decreases were partially offset by approximately $768,000 of proceeds received from the sale of the Company's common stock during the nine months ended September 30, 2001 under the equity purchase agreement described below.

ADAM uses working capital to finance ongoing operations, fund the development and introduction of evolving business strategies and acquire or fund development of capital assets and internally developed software. Deferred revenue decreased $1,263,000 for the nine months ended September 30, 2001 primarily due to the recognition of $1,020,000 of revenue from net advance payments recorded in August 2000 from one customer, while net accounts payable and accrued expenses have been reduced by $640,000.  Notes payable decreased by $188,000 to $0 for the nine months ended September 30, 2001.

The Company received 70,464 shares of our common stock during the nine months ended September 30, 2001 as liquidation of a note receivable from an employee.  The Company reissued all of these Treasury shares during the nine months ended September 30, 2001 to employees who exercised stock options during the period.

On September 5, 2000, ADAM entered into a Common Stock Purchase Agreement with Fusion Capital Fund II, LLC, an affiliate of Fusion Capital Fund I, LLC. Pursuant to the Common Stock Purchase Agreement, Fusion Capital agreed to purchase up to $12,000,000 of the Company's common stock in two rounds of $6,000,000 each. The purchase price of the Company's common stock is based upon the future market price of the common stock. The Company determines the month of purchase based on its cash requirements.  At the time of the sale, ADAM estimated that the maximum number of shares the Company would issue to be 1,200,000. Should the Company be required to issue 20% or more of its outstanding shares, measured as of the date of the agreement, then shareholder approval will be required. The Company has the right to terminate the agreement at any time if more than 1,200,000 shares are issuable under the first tranche of the Common Stock Purchase Agreement. In conjunction with this transaction, the Company issued 154,286 shares of common stock that had a fair value equal to approximately $549,000 as a fee. Additional fees payable in shares with a fair value of $480,000 are required to be issued if the Company elects to enter into the second round.  As of September 30, 2001, the Company has sold 724,300 shares of common stock pursuant to the agreement and received cash totaling approximately $1,765,000, including 424,300 shares for $768,000 in the nine months ended September 30, 2001.  While the agreement contractually ended on September 5, 2001, both parties have orally agreed to continue under the original terms of the agreement until 20% of the outstanding shares, measured as of the date of the agreement are issued.  Subsequent to September 30, 2001, the Company sold 2,000 additional shares for cash totaling approximately $4,000.

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

For the nine months ended September 30, 2001, ADAM had income as a result of increased revenue and continuing expense control and the sale of one of the Company’s assets.  Operating expense levels, excluding potential non-recurring, non-cash charges, have been decreasing as confirmed by the results of operations for the nine months ended September 30, 2001 and we expect costs to stabilize at their current lower levels for the foreseeable future. We anticipate continued current levels of investment for content development, improvement of existing and development of new technologies, infrastructure development and product marketing and sales efforts. However, we will also continue to evaluate opportunities that create efficiencies, consolidate operating costs and reduce overhead such that overall operating expense levels remain controlled.

Effective June 29, 2001, the SEC approved a change to the Nasdaq Stock Market Marketplace Rules concerning quantitative listing standards for initial and continued inclusion on the Nasdaq National and SmallCap Markets.  While the Company currently meets the old maintenance standard for continued inclusion on the Nasdaq National Market, as it relates to net tangible assets ($4,000,000), we are not in compliance with the new standard, as it relates to net equity ($10,000,000).  We have until November 1, 2002 to become compliant with the new standard.  Management plans to become compliant with the new standard by that date, although there can be no guarantee that this will occur. As of September 20, 2001 the Company’s net equity was $5,419,000.

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

•   Our intellectual property rights do not completely eliminate the risk of unauthorized use of our proprietary information. Despite our best effort to defend these rights, if a third party successfully pirated our information, our licensees could be unwilling to continue to pay for the use of our content.

•   Effective June 29, 2001, the SEC approved a change to the Nasdaq Stock Market Marketplace Rules concerning quantitative listing standards for initial and continued inclusion on the Nasdaq National and SmallCap Markets.  While the Company currently meets the old maintenance standard for continued inclusion on the Nasdaq National Market, as it relates to net tangible assets, we are not compliant with the new standard, as it relates to net equity.  We have until November 1, 2002 to become compliant with the new standard.  While management plans to become compliant with the new standard by November 1, 2002, significant changes to the Company’s balance sheet as a result of operating losses could affect our listing status which could result in the Company being delisted.   Should we be delisted from the Nasdaq National Market the Company currently qualifies for listing on the Nasdaq Small Cap Market under the new standard.

•   Governmental regulation of the Internet is evolving, and we cannot predict whether new laws or regulations will be adopted that will adversely affect our business.

•   We could be affected by general economic conditions, which affect the overall level of economy.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2001, we had cash and cash equivalents of approximately $3,521,000 invested in liquid money market funds or bank accounts with average maturities of less than 90 days. The cash and cash equivalents are subject to interest rate risk and we may receive higher or lower interest income if market interest rates increase or decrease. A hypothetical increase or decrease in market interest rates by 10 percent from levels at September 30, 2001 would not have a material impact on our cash or cash equivalents.

PART II. OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

(a)      None.

(b)     During the three months ended September 30, 2001, the Company filed the following current reports on Form 8–K:

-       The Company filed a report on Form 8-K on July 26, 2001 relating to the July 26, 2001 press release announcing a change in the Company's name to A.D.A.M., Inc.

-       The Company filed a report on Form 8-K on August 2, 2001 relating to the August 1, 2001 press release announcing its financial results for the three and six months ended June 30, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A.D.A.M., Inc.
(Registrant)

/s/ ROBERT S. CRAMER, JR.

Robert S. Cramer, Jr.
Chairman of the Board, Co-Founder and
Chief Executive Officer
(Principal Executive Officer)

/s/ RAFE PAYNE

Rafe Payne
Controller and Corporate Secretary
(Principal Financial Officer)

Date: November 14, 2001