Form 10-K
period 2001-12-31
ADAM INC
filed 2002-04-01
CIK 863650

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15( ) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15( ) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

Commission File Number 0-26962

A.D.A.M., INC.

(Exact name of registrant as specified in its charter)

Georgia (State of incorporation)	58-1878070 (IRS Employer Identification No.)

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes /x/    No / /

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

        The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and directors are "affiliates" of the Registrant) as of March 27, 2002 (based on the closing sale price of the Registrant's common stock, par value $.01, as reported on the Nasdaq National Market on such date) was $24,005,721. As of March 27, 2001, 7,599,102 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I.

ITEM 1. BUSINESS

        In this report, the terms "A.D.A.M.," "the Company" and "we" refer to A.D.A.M., Inc. In addition, the term "calendar 2001", unless otherwise specifically indicated, refers to the twelve-month period ending December 31, 2001 and the term "calendar 2000" will refer to the twelve-month period ended December 31, 2000. The transition reporting period from April 1, 1999 to December 31, 1999 will be referred to as "the nine months ended December 31, 1999."

Overview

        A.D.A.M. serves healthcare organizations, medical professionals, health-interested consumers and students as a leading publisher of visually engaging health and medical information products. A.D.A.M. products are used for learning about health, wellness, disease, clinical treatments, alternative medicine, nutrition, anatomy and general medical reference in both the healthcare and education markets. A.D.A.M. products contain physician-reviewed text, in-house developed medical graphics and multimedia interactivity to create health information solutions that offer a unique "visual learning" experience. Today, A.D.A.M. employs a growing range of media, including Internet, software, CD-ROM, television and print, to deploy its proprietary content assets and products.

        The Company's proprietary content library, more than 16 years in the making, includes:

  •
  a physician reviewed Health Encyclopedia that covers approximately 3,800 diseases and medical conditions;

  •
  approximately 40,000 medical illustrations that have been drawn and compiled by A.D.A.M.;

  •
  an extensive library of 3D models developed from the Visible Human Project;

  •
  thousands of web-enabled animations depicting disease states and other medical conditions and topics, many of which are broadcast-quality;

  •
  interactive tools,

  •
  unique technology for viewing the human body's anatomy; and

  •
  an advanced content management system the Company is implementing.

Collectively, the Company believes these assets represent the single largest database of proprietary health and medical related content anywhere in the world.

        A.D.A.M. believes that pictures are worth a thousand words and illustrated approaches to explaining complex medical conditions has a significant impact on the way people understand their bodies and medical situations. A.D.A.M. also believes that its products will have an impact on the way patient education information is delivered and used in personal health management, prevention, disease management, and after care applications. The Company believes it has the potential to capture a significant share of the consumer-patient health education market with its high-quality, medically-accurate, visual and text based information—whether it is being distributed over the Internet, as a component of point-of-care applications within the health care system or as printed products that can be sold and disseminated in a variety of ways including subscriptions and "information prescriptions" given during patient-provider contacts.

        Consumer appetite for health information continues to grow as shown by the dramatic increase in the number of searches conducted by consumers over the Internet in the last three years. Today, more than 50 million "health seekers" are online at least monthly, seeking information to manage their own conditions and the health of their family and friends." (Health Information Technology in the New Millenium 2001, Russell C. Coile, Editor) With this consumer demand, and the proliferation of patients taking an active role with their healthcare provider in their personal care management, the Company believes that its products will play a more important role in the product offerings of healthcare providers (particularly hospitals), the pharmaceutical industry, and the health insurance and managed care industries. These organizations are actively looking for ways to improve efficiencies, reduce clinical costs, increase patient encounters, communicate better with patients and plan members, and remain competitive in an environment that is becoming more crowded with direct-to-consumer marketing. Healthcare organizations must also deal with broader technical and compliancy issues such as HIPAA (the Health Insurance Portability and Accountability Act) and other federal regulations that could have an impact on the usage of health content and patient education.

        In addition, A.D.A.M. has recognized the important role its products can have with the growing U.S. Hispanic population. With more than 34 million Spanish-speaking consumers in the U.S., the Company believes that there will be a growing need to provide health information to this fast growing demographic segment. New legislation requiring federally funded organizations, such as hospitals and other healthcare providers, to translate information into other languages for people with limited English proficiency, will fuel opportunities for Spanish versions of A.D.A.M.'s health information products. A.D.A.M. completed the Spanish translation of its Health Illustrated Encyclopedia, Pregnancy Health Center and Surgeries and Procedures products in 2001. The Company maintains a translation relationship with a third party vendor for editorial updates to the Spanish products.

        A.D.A.M. currently provides its health content products to a broad range of customers whose profile has shifted since the Company began licensing its health content products in 1998. Originally, the Company's focus for licensed products was in the Internet portal market. At that time, healthcare organizations had not fully developed their web strategies and eBusiness initiatives that used health content as a significant driver. While A.D.A.M.'s sales and marketing focus is now more aligned to the healthcare market, the Company still has active contracts with major Internet portals and will continue to seek new opportunities in this market as they become available. In the healthcare market, the Company has developed a growing license business in the hospital, pharmaceutical and managed care areas. In calendar 2001, the Company signed 14 contracts directly with hospitals and several more indirectly through use of its reseller relationships. In total, more than 120 hospitals were using A.D.A.M. content products at the end of calendar 2001. The Company has signed a number of new contracts with hospitals in the first quarter of 2002, and expects the number of hospitals using A.D.A.M. products to continue to grow in 2002.

        Besides the hospital sector, the Company has signed new or renewed contracts with several leading pharmaceutical companies and other healthcare-related organizations as well as the National Library of Medicine. Through this licensing network, A.D.A.M.'s products are searched and viewed by millions of consumers around the world. Because of the size and breadth of the Company's distribution network, the Company believes it is the single largest provider of health related information on the Internet.

        A.D.A.M. was incorporated in 1990 as A.D.A.M. Software, Inc. The Company changed its name to adam.com, Inc. in 1999 and to A.D.A.M., Inc. in 2001. The Company is headquartered in Atlanta, Georgia and maintains an office in Newton, Massachusetts.

Acquisitions

        In December 2001, the Company acquired Integrative Medicine Communications, Inc. ("IMC"), a leading developer and publisher of health content in the complimentary and alternative medicine ("CAM") field. The products, which include a comprehensive, web-enabled database of condition, herbal and supplemental monographs, are designed for use by both the professional clinician and the consumer.

        CAM is a growing industry in healthcare. Many healthcare providers are developing CAM departments to address the needs of their physicians and patients requesting information on alternative medical treatments. As a result, the Company plans to integrate the CAM products as part of a larger portfolio of content products that will be offered to the healthcare industry. In addition, IMC publishes a weekly online newsletter and a monthly newsletter targeted to physicians on issues and news surrounding the use of CAM. Currently, there are approximately 1,500 subscribers to the newsletter. The Company plans to aggressively expand the subscriber base through direct marketing efforts.

        In February 2002, the Company acquired Nidus Information Services, Inc. ("Nidus"). Nidus was a privately held provider of in-depth patient education reports on common health conditions and diseases. Nidus's core product, the WELL-CONNECTED™ patient education report library, is written by experienced medical writers and reviewed for accuracy by a board of physicians who have faculty positions at Harvard Medical School and Massachusetts General Hospital. The reports are distinguished from other information sources by their detail of information, quality and currency, including rigorous editorial review. The reports are available through print or web subscriptions and online licensing agreements with major healthcare providers and web portals, health content resellers and medical libraries.

Industry

        For the past several years, consumer demand for accurate, credible health information has been increasing at a rapid pace. As the Internet has emerged as a significant global communications medium, it has fueled the consumer's ability to better understand, manage and play a more active role in their personal health. According to a recent Harris Interactive survey, in 2001 nearly 100 million Americans were going online in search of health information.

        Results from other recent surveys showed that large portions of these "health seekers" believe that the ability to find credible health information on the Internet empowers them to make more informed personal health choices. In the Harris survey for, 70% of the survey respondents took additional healthcare actions by making a personal treatment decision, urging a family member or friend to visit a doctor, or changing their lifestyle habits.

        The rapid growth of the Internet as a tool for information research and the increasing appetite consumers have for health information has resulted in a proliferation of web sites offering health-related content. While this proliferation has had a positive effect for consumers, it has also raised concerns over the credibility and accuracy of the information being made available. The combined effect of consumers having access to large amounts of information that may or may not be credible is further taxing healthcare providers as they struggle to answer patient's questions or spend additional time redirecting them to other information sources.

        The trend for healthcare organizations today is to use health information in two ways:

  •
  to increase the number of encounters with their organization by providing content that connects a consumer or patient directly to a facility's services or products; and,

  •
  to improve the efficiency of the provider-patient relationship by providing relevant, credible information.

        A.D.A.M. believes it is well positioned in the market as the demand for health information grows and as content becomes an increasingly important driver for business growth within the healthcare industry. The Company has put in place rigorous editorial review and quality assurance processes to insure the accuracy of the products it publishes. In addition, A.D.A.M. has undertaken technological initiatives to enable its products to be used in broader applications within the healthcare industry such as wireless healthcare delivery, electronic medical records and other point-of-care applications.

Products and Services

        A.D.A.M. offers a comprehensive suite of informative, web-enabled products that are designed to explain complex medical issues in a way that can be easily understood by the non-medical consumer or patient. The Company also develops and sells a line of CD ROM products that are sold primarily to the K through 12 and higher education markets. In the past several years, the Company has seen a growing interest from the educational market in web-enabled versions of these products, and continues to consider migrating certain of its educational products to the web. Currently, the Company offers its popular anatomical dissection application on the web through an online subscription that is bundled with a traditional anatomy textbook. The bundled textbook product is sold through the Company's network of educational resellers and publishers.

        The following chart summarizes A.D.A.M.'s principal products and who might use them:

PRODUCT	CUSTOMER OR USER	DESCRIPTION
A.D.A.M. Health Illustrated Encyclopedia	Hospitals, health systems, physicians, Internet portals, consumers, patients with pre-diagnostic or after-care information needs. Also translated into Spanish and Portuguese.	A web-based product of approximately 3,800 articles relating to diseases and health conditions, medical tests, symptoms, injury, treatment options, surgical procedures and nutrition. The content is organized by topic or condition and is enhanced with numerous graphical illustrations.

WELL-CONNECTED™ In-Depth Disease/Condition Reports	Hospitals, health systems, physicians, consumers, patients with pre-diagnostic or after-care information needs, medical libraries. Online version translated into in Spanish.	Available as a bundled content library sold generally by Internet subscription or sold to physicians by disease specialty. The Company plans to also offer the product in a content suite.

Integrative Medicine's ACCESS database of complementary and alternative medicine and subscription products	Hospitals, health systems, Internet portals, specialty web sites catering to alternative medicine, consumer, physicians and consumers	Web and print based information written for both the professional and consumer level providing medically reviewed information on the integration of alternative therapies with traditional medicine. Includes 170 health conditions, 120 herbs (380 German E Commission) and supplements, 20 monographs on complementary treatments, and 1,600 drug monographs.

A.D.A.M. Body Guide	Hospitals, pharmaceutical and managed care organizations.	A web-based visual orientation map of the body's primary physiological systems. Users can point and click on various body systems where they are presented with relevant medical content either from A.D.A.M.'s products or the hosting customer.

A.D.A.M. Pregnancy Health Center	Consumers, expectant mothers, parents	A web-based product that provides topical health information and interactive tools on pregnancy, from pre-conception to post-partum.

A.D.A.M. Child Safety Health Center	Parents	A web-based product that covers a variety of topics related to first aid, home and indoor safety, food and nutrition.

A.D.A.M. Outdoor Health Center	Consumers, hikers, outdoor and sports enthusiasts, campers	A web-based product that addresses over 400 topics relating to outdoor health and safety.

A.D.A.M. Surgeries and Procedures	Consumers, patients for pre- and after-care treatment and self education	A web-based product that explains various surgeries and medical procedures using step-by-step, easy-to-understand language supplemented by medical illustrations, diagrams and imagery.

A.D.A.M. Interactive Anatomy	Undergraduate anatomy and physiology students, physicians	A CD-ROM product that simulates human anatomical dissection of both male and female bodies. More than 22,000 anatomical structures can be identified.

A.D.A.M. Online Anatomy	Undergraduate anatomy and physiology students, physicians, remote or eLearning students	A web-enabled version of A.D.A.M. Interactive Anatomy.

A.D.A.M. At Home Series School Editions	K-12 students and teachers	A series of CD ROM products including A.D.A.M. The Inside Story, Nine Month Miracle and Life's Greatest Mysteries coupled with curriculum guides for teachers.

A.D.A.M. Health Image Catalog	Students, teachers, healthcare professionals, media organizations, legal professionals	A web-based database of medical images depicting normal anatomy, trauma, medical procedures and pathologies.

        A.D.A.M. also offer its customers various custom and professional services including medical illustration, multimedia and animation development and engineering. The Company's ability to provide its customers with these types of professional services is an important component to the Company's position as a full-service solution provider. The Company also believes that in order to provide full-service solutions to its customers, it must provide flexibility in the way its products are configured and delivered.

        The Company has begun the implementation of an advanced content management system that will enable it to take full advantage of the Company's diverse content assets. The new system is intended to enable A.D.A.M. to produce new content products with minimal development costs, access assets more effectively, and deliver products to customers in a more efficient manner. The new system will also streamline the Company's ability to update and maintain its products by providing more real-time update tools to its internal and external reviewers. In calendar 2001, the Company signed a license agreement with Interwoven, a leading content infrastructure company, which provides A.D.A.M. with key technology components for this new system. The Company expects to implement the new system in the second quarter of 2002.

Markets

        A.D.A.M. operates in one segment comprised of two markets: healthcare and education. The Company publishes healthcare and related information to institutions, healthcare professionals, consumer-oriented Internet web sites and students in a variety of mediums including: through the Internet, through printed products such as newsletters, and on CD ROMs. The Company defines its target markets in the following way:

  Healthcare

            The Health Provider Market. The health provider market includes hospitals, hospital systems, integrated delivery networks, and large physician practice groups that are providing healthcare services to consumers. Hospitals are the first area in the health provider market the Company has actively targeted. Out of approximately 6,000 hospitals in the U.S., the Company's primary revenue opportunities are with those approximately 2,000 facilities that exceed 200 beds. There are two underlying reasons why the Company believes this market is important:

      •
      providers are seeking to enhance their web sites with content, tools and services that will increase the number of "encounters" by consumers and patients in their service area; and

      •
      providers are evolving their web sites to offer more point-of-care services including the effective use of personalized health information as part of patient education and risk management.

            The Health Insurance and Managed Care Market. This market includes a broad range of health insurance companies, managed care organizations, and large employers who are self-insured or who are moving from defined benefit programs to defined contribution programs. A.D.A.M. believes that each of these organizations will want to help their plan members and employees better understand healthcare issues of interest to them. The Company further believes that its health information products are well suited to assist these organizations in two important aspects:

      •
      the recognition and identification of disease for early health intervention; and

      •
      demand management of plan members and employees to seek health intervention when appropriate or as necessary.

            By providing information on relevant healthcare issues, end users can make more informed healthcare decisions. Payers are also interested in building closer relationships with their constituents that can improve member retention and employee health and productivity. The Company believes this market will need medically-sound health and wellness information that can serve to educate consumers about their health status and improve the appropriate utilization of healthcare resources.

            The Pharmaceutical/Biotech/Medical Device Market. Another change to the healthcare industry has been the relaxation of pharmaceutical marketing regulations by the Food and Drug Administration in 1997. These changes have led to the proliferation of Direct to Consumer ("DTC") advertising by the pharmaceutical companies. In calendar 2000, the overall promotion expenditure by pharmaceutical companies was $15.8 billion of which DTC represented 15.7%. This dramatic increase in spending, along with other types of promotional activities these organizations are engaging in, has created new market opportunities for customized health content that supports these efforts. A.D.A.M. currently has several leading pharmaceutical organizations that license its content products, and the Company believes that there is significant potential to expand these relationships as well as pursue additional content opportunities to support the promotional activities of organizations in this industry.

            National Internet and Media Web Sites. This market includes national Internet portals and large media-related web sites that host a variety of consumer-oriented content and services. These web sites use A.D.A.M.'s health content either exclusively or as part of a larger health channel offering to serve as a driver for advertising revenue. Exceptions would include government-sponsored web sites such as the licensing agreement the Company has with the National Library of Medicine. The Company still derives significant amounts of revenues from this market; however, the number of license agreements the Company has completed has diminished as the larger web sites continue to grow and the number of smaller, more specialized health sites have either shut down or have been acquired. A.D.A.M. currently views this market as an important component in its revenue strategy and will continue to pursue opportunities as they become available. The Company is actively leveraging existing relationships to provide more content products and professional services.

            Print Publishing and Professional Subscriptions. The recent acquisitions of IMC and Nidus included print-based products such as The Complete German Commission E Monographs, Herbal Medicine, and The Integrative Medicine Consult, a professional monthly newsletter marketed to physicians and healthcare professionals. In addition to these new products, A.D.A.M. believes that it also has the opportunity to publish other content products in print formats that can be sold as patient education materials at point-of-care or in retail outlets such as drug stores. Importantly, the Company views its ability to provide print-based products as a strategic ingredient in developing new sources of revenue and in providing full service solutions to its existing customers. A.D.A.M. plans to increase its marketing efforts for its print-based products, particularly attempting to increase subscriptions for IMC's Consult newsletter.

  Education

            The Educational/eLearning Market. The educational/eLearning market includes; higher education, K-12, and allied health markets. Historically, A.D.A.M. has serviced this market with its CD ROM-based products. The Company continues to experience a steady revenue stream from the sale of its CD ROMs and is currently evaluating plans to update its line of CD ROMs to better meet the demands of its education customers. The Company believes that the educational market is a complimentary extension to its broader content strategy in healthcare and continues to look for ways to expand its presence in the education market. For example, in calendar 2001, the Company released its flagship product for education, A.D.A.M. Interactive Anatomy, as an online product that is currently being bundled with traditional textbook offerings for the undergraduate market as well as being sold via online subscriptions to students and educational institutions through several of its education reseller partners.

Customer Support and Client Services

        The Company believes that a high level of customer support is absolutely necessary to attract and retain customers, and therefore provides several levels of customer support for both its CD-ROM end users and its license customers. The Company provides, toll-free telephone technical support for its CD-ROM customers, and through A.D.A.M.'s client services team, it maintains direct and ongoing relationships with its license customers for technical support, integration issues, content updates, and maintenance.

Platform, Product and Content Development

        The Company's content platform is designed to handle content creation, management and distribution. The Company is currently implementing a new, more robust content management system. The enhanced system will further the Company's ability to leverage its diverse content assets, produce products more efficiently with minimal development costs, and deliver products to customers faster and more efficiently. Also, the new system will better enable the Company to customize its content. The Company has also implemented the use of standard medical lexicons such as ICD-9 and MESH as part of its content management system so that healthcare organizations can easily integrate A.D.A.M.'s content into their own content products and clinical systems. Development of these enabling technologies will allow A.D.A.M. to create highly targeted products with broad application within the healthcare continuum. The Company provides its products directly to its customers via CD ROM or through File Transfer Protocol (FTP). In addition, the Company can also host content for customers through an Application Services Provider model. A.D.A.M.'s platform technology and servers are located in a secure data center with built in redundancies at its corporate offices in Atlanta, Georgia and its satellite facilities in Newton, Massachusetts and New York, New York. The Company is currently working on a plan to consolidate all of its content assets at its corporate offices in Atlanta, Georgia.

        With the creation of the new content management system, and through the development of additional content, products and technologies, A.D.A.M. expects to expand its licensing network with new customers and derive additional revenues from its current license customers. The Company is also developing complimentary products that are derived from its content database and from content and products that are acquired in strategic transactions. The Company believes that the combination of the size and breadth of its health information assets, a vast majority of which the Company considers to be "evergreen" in nature, and a tightly integrated content management system will allow A.D.A.M. to achieve a considerable competitive advantage in our targeted markets.

Editorial Excellence

        A.D.A.M.'s health information products are developed and maintained to the highest degree of completeness, relevancy and medical accuracy. Our editorial process is divided into five areas:

  •
  Development. Medical writers, health practitioners and medical illustrators develop the Company's content. Previously published content is reviewed and internally evaluated for completeness and relevancy. Also, textual content is evaluated for enhancement with new and appropriate visuals.

  •
  Review. A.D.A.M.'s Content Review Board ("CRB") evaluates the accuracy of the text and visual content. The CRB consists of physicians who are specialists in their field that provide input on the medical accuracy, relevancy and completeness of the information.

  •
  Editorial. A.D.A.M.'s editorial staff reviews all content, both textual and visual, for grammar, style and consistency. A content quality assurance check is also performed. Acquired content, which has demonstrated adherence to the criteria of the CRB and to the editorial standards, may enter the editorial process at this stage.

  •
  Production. The content is indexed, stored in a data management environment, coded and tagged for presentation. Another level of technical and content quality assurance checks are also performed during this step.

  •
  Publication. This is the stage the Company distributes the content or product to customers. Customers either purchase printed versions, CD-ROMs or integrate the products with their Internet sites and provide feedback to the editorial process in the form of customer inquiries. A.D.A.M.'s health information is regularly updated and, in most cases, this update cycle is repeated quarterly. Upon receipt of editorially reviewed and updated information, customers are contractually obligated to implement the updated content on their site.

        In December of 2001, A.D.A.M. announced that it was one of the first companies to receive the URAC seal of approval for health information. The URAC seal indicates that A.D.A.M.'s Health Illustrated Encyclopedia is in compliance with 53 rigorous standards of quality and accountability, verified by independent audit of the American Accreditation HealthCare Commission. The Company believes that the URAC accreditation for its health content products provides it with a competitive advantage and plans to bring its other health content products before the URAC accreditation board in the first half of 2002. Additionally, the Company is working to receive URAC accreditation for the CAM monographs acquired from IMC in December 2001, and the Well-Connected patient education library that was acquired from Nidus in February 2002.

Sales and Marketing

        A.D.A.M.'s sales force consists of an enterprise sales group that focuses on the development of health provider accounts, a business development group that develops account relationships with pharmaceutical organizations, managed care organizations, and non-healthcare related business, and an educational sales group focused on the development of its education markets. The Company markets its products and services through direct sales contacts, its reseller network, consulting groups that provide professional services such as web strategy to our target markets, by participating in major industry trade shows and by leveraging its existing customer base.

        The Company has also established certain strategic relationships in order to expand its sales and distribution of international products. For example, we have partnered with an organization that has translated our Health Illustrated Encyclopedia and several other content products into both Spanish and Portuguese. The Company believes that with the rising Hispanic population in the U.S and the federal legislation requiring federally funded organizations, such as hospitals and other healthcare providers, to translate information into other languages for people with limited English proficiency, the Company's Spanish language products will be an important driver for future revenues.

Manufacturing

        The production of A.D.A.M.'s software products includes CD-ROM pressing, assembly of purchased product components, printing of product packaging and user manuals and shipping of finished goods, which is performed by third-party vendors in accordance with the Company's specifications and forecasts. A.D.A.M. believes that there are alternate sources of these services that could be implemented without material delay, if necessary.

Proprietary Rights and Licenses

        The Company regards its software publications and the A.D.A.M. content assets as proprietary. The Company relies primarily on a combination of copyright, trademark and trade secret laws, employee and third-party nondisclosure agreements and other methods to protect its proprietary rights. The Company has obtained U.S. federal registrations of the trademarks and the logos for the "A.D.A.M." marks, as well as numerous other trademarks, which identify its products. The Company has also obtained registrations of the "A.D.A.M." trademark in Australia, Austria, Benelux, Canada, Chile, China, Czech Republic, Denmark, Finland, France, Germany, Hungary, Ireland, Italy, Korea, Malaysia, New Zealand, Norway, Portugal, South Africa, Sweden, Switzerland and Taiwan. The Company has also acquired and is using a number of registered and unregistered trademarks to identify its products. The Company uses the "A.D.A.M." mark in Japan under license with Kataken Seiko K.K. and Hihon Novell K.K. The Company is also the owner of a number of domain name registrations.

        The Company has applied for and/or obtained numerous U.S. Copyright Registrations for its software, publication and content products, including Health Illustrated Encyclopedia, Adam Interactive Anatomy, Online Anatomy and Pregnancy Health Center. The Company does not currently hold any patents or have any patent applications pending. There can be no assurance that these protections will be adequate to protect the intellectual property rights or that A.D.A.M.'s competitors will not independently develop technologies that are substantially equivalent or superior to its technologies. The Company further believes that due to the rapid pace of innovation within the multimedia and software industries, factors such as the technological and creative skills of A.D.A.M. personnel and the quality of the content of its products are as important in establishing and maintaining a leadership position within the industry as the various legal protections for the Company's technology.

        A.D.A.M. believes that its products, trademarks and other proprietary rights do not infringe upon the proprietary rights of third parties and to date no third party has filed an infringement claim against the Company. However, as the number of products in our industry increases and the functionality of these products overlap, content providers may become increasingly subject to infringement claims. There can be no assurance that third parties will not assert infringement claims against A.D.A.M. in the future with respect to current or future products, trademarks or other works of A.D.A.M. or that any assertion will not require the Company to enter into royalty arrangements or result in costly litigation.

Competition

        The market in which we operate is highly competitive and continually evolving. There are a number of health content service providers offering products in various pre-packaged and customized ways, including:

  •
  online content providers, portals or Web sites targeting the healthcare industry or healthcare consumers, such as WellMed, Inc., InteliHealth, Inc., WebMD Corporation, and HealthGate Data Corporation;

  •
  public sector and non-profit organizations that provide healthcare information without advertising or commercial sponsorships such as the American Medical Association, LaurusHealth.com and Healthwise, Inc.;

  •
  publishers and distributors of traditional offline media, including those targeting healthcare professionals, many of which have established or may establish Web sites such as Krames, and Health Ink & Vitality;

  •
  healthcare consulting and Web development companies such as Greystone.net;

  •
  healthcare information system vendors such as McKesson Corporation, Cerner Corporation and IDX; and

  •
  vendors of healthcare information, products and services distributed through other means, including direct sales, mail and fax messaging.

        Many of our competitors have greater technical, product development, marketing, financial and other resources than we do. These organizations may have longer operating histories, greater brand recognition and larger customer bases. We believe other competitive factors in our markets include ease of implementation and use, pricing, features and quality of customer support.

        A.D.A.M. believes its principal competitive advantages are:

  •
  ownership of all A.D.A.M.-labeled assets;

  •
  rigorous editorial review processes;

  •
  industry compliance for certain products with the American Accreditation HealthCare Commission (URAC) accreditation program; and

  •
  unique visual content assets.

Employees

        As of December 31, 2001, A.D.A.M. had 57 employees, including ten employees added as a result of the IMC acquisition. Of these employees, 30 were engaged primarily in editorial management and product development, 18 in sales and marketing and 9 in finance and administration. Management currently intends to keep most of the current IMC staff to take advantage of the editorial expertise of these employees in managing the IMC products.

        Our employees are not covered by a collective bargaining agreement and we have experienced no work stoppages. We consider our employee relations to be good. We believe that our future growth and success will depend upon our ability to retain and continue to attract highly skilled and motivated personnel in all areas of our operations.

Disclosure Regarding Forward Looking Statements

        Certain statements made in this report, and other written or oral statements made by or on behalf of A.D.A.M., may constitute "forward-looking statements" within the meaning of the federal securities laws. When used in this report, the words "believes," "expects," "estimates," "intends," "will" and similar expressions are intended to identify forward-looking statements. Statements regarding future events and developments and our future performance, as well as our expectations, beliefs, plans, intentions, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. Examples of such statements in this report include descriptions of our plans and strategies with respect to developing certain market opportunities, our overall business plan, our plans to develop additional strategic partnerships, our intention to develop our products and platform technologies, our continuing growth and our ability to contain our operating expenses. All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected. We believe that these forward-looking statements are reasonable; however, you should not place undue reliance on such statements. These statements are based on current expectations and speak only as of the date of such statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise.

        In addition to other factors addressed elsewhere in this report, the following are certain of the factors that could cause our actual results to differ materially from the expected results described in the our forward-looking statements:

          Although we reported net income in calendar 2001, we have incurred substantial losses throughout our history. In calendar 2001 we recorded net income of $1,597,000. Net income for calendar 2001 was largely provided through the sale of assets and not through operations. Prior to this we experienced losses of $7,854,000 for calendar 2000, $9,579,000 for the nine months ended December 31, 1999 and $2,180,000 for the twelve months ended March 31, 1999. We cannot guarantee that we will be able to sustain profitability.

          We may be unable to obtain sufficient capital to pursue our growth and market development strategies, which would hurt our financial results. Since inception we have funded operations with debt and equity capital. A.D.A.M.'s total operating costs and expenses decreased to $8,769,000 in calendar 2001 compared to $14,257,000 in calendar 2000, and $13,056,000 for the nine months ended December 31, 1999. Management projects that total operating costs and expenses will increase modestly in the twelve months ending December 31, 2002, and cannot assure that future operating losses will not occur. There is no assurance that our revenues will be sufficient to cover our expenses or that capital will be available to us on satisfactory terms or at all, to fund any shortfall in these costs and revenues.

          We may be unable to compete effectively with other online providers of healthcare information, which could cause our growth and market development strategies to be unsuccessful. The market for providing healthcare information is intensely competitive, and competition could increase in the future. As this market develops, we expect our sensitivity to competitive pressures to be especially strong as we continue to attract and retain customers. We may not be able to compete effectively against these companies, and if we fail to compete effectively we may suffer reduced gross margins and loss of market share.

          The healthcare information market is rapidly evolving and subject to rapid technological change. Certain companies could enter this market that could be larger and more established than we are. These competitors could have advantages over us because of their longer operating histories, greater name recognition, or greater financial, technical and marketing resources. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. They could also devote greater resources to the promotion and sale of their products or services. Furthermore, mergers and acquisitions among other companies could intensify our existing competition or create new competitors.

          We have relied and continue to rely on a limited number of customers for a significant portion of our revenues. Losing one or more of these customers may adversely affect our revenues and financial results. We generate a significant portion of our revenues from a limited number of customers and we expect that this will continue for the foreseeable future. For example, during calendar 2001, two customers accounted for approximately 26% and 12% of our net revenues, respectively. These same two customers accounted for 33% and 13% of our net revenues, respectively, for calendar 2000. In calendar 2002, as a result of a bankruptcy filing in December 2001 by our second largest customer, we expect approximately 19% of our revenues to be generated from only one customer. If we lose any more of our large customers, or if we are unable to add new large customers, then our revenues may decline or not increase as expected.

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

          We may be unable to successfully identify, acquire, manage or integrate complementary businesses. As evidenced by our recent acquisitions of IMC and Nidus, part of our immediate growth strategy includes acquiring businesses with complementary products, technologies or professional services. Moving forward, we may not be successful in acquiring other complementary businesses or assimilating their personnel and operations into our Company. These difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations. Future acquisitions may also cause us to incur expenses such as in-process research and development expenses, which may negatively affect our earnings. We cannot be certain that we will successfully overcome these risks with respect to any future acquisitions. In addition, in the past, we have paid a portion of the consideration for some our acquisitions by issuing common stock. The issuance of additional common stock or other securities convertible into common stock in connection with future acquisitions could dilute the ownership interests of our existing shareholders.

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

          Our stock price is extremely volatile and could decline significantly. Since our initial public offering in 1995, there has been significant volatility in the price of our common stock. This volatility has often been unrelated to our operating performance. There can be no assurance that the market price of our common stock will be maintained or that the volume of trading in our shares will not decrease.

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

          We are not compliant with the new Nasdaq National Market listing maintenance requirements as of December 31, 2001, as it relates to net equity, and we could fall out of compliance with other listing requirements. Effective June 29, 2001, the SEC approved a change to the Nasdaq Stock Market Marketplace Rules concerning quantitative listing standards for initial and continued inclusion on the Nasdaq National and SmallCap Markets. While the Company currently meets the old maintenance standard for continued inclusion on the Nasdaq National Market, as it relates to net tangible assets, we are not compliant with the new standard, as it relates to net equity. The new standard requires that for companies to remain listed on the Nasdaq National Market, they should have net equity of $10,000,000. As of December 31, 2001, A.DA.M. had net equity of approximately $7,173,000. We have until November 1, 2002 to become compliant with the new standard.

          While management plans to become compliant with the new standard by November 1, 2002, significant changes to the Company's balance sheet as a result of operating losses could affect our listing status, which could result in the Company being delisted. We believe that there are measures currently available to us that could be implemented to become compliant by the November 1, 2002 deadline. These measures include the sale of additional shares of common stock, and acquisitions of other companies, both of which could result in dilution to our existing shareholders. Should we be delisted from the Nasdaq National Market, the Company currently qualifies for listing on the Nasdaq SmallCap Market under the new standard.

          We have adopted certain anti-takeover provisions that may deter a takeover. Our articles of incorporation and bylaws contain the following provisions that may deter a takeover, including a takeover on terms that many of our shareholders might consider favorable, such as:

    •
    the authority of our board of directors to issue common stock and preferred stock and to determine the price, rights (including voting rights), preferences, privileges and restrictions of each series of preferred stock, without any vote or action by our shareholders;

    •
    the existence of large amounts of authorized but unissued common stock and preferred stock;

    •
    staggered, three-year terms for our board of directors; and

    •
    advance notice requirements for board of directors nominations and for shareholder proposals.

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

          A significant number of un-issued shares are registered for future sale and could adversely affect the market price of our common stock. If our shareholders, option holders, or warrant holders exercise their rights to sell substantial amounts of our common shares in the public market, the market price of our common stock could fall. Given the unpredictable transaction volumes for A.D.A.M. shares, the sale of a significant amount of these shares at any given time could cause the market price of our common stock to decline or otherwise be highly volatile. Such sales could also make it more difficult for us to sell equity or equity-related securities in the future at a time and price when we deem conditions to be more favorable.

          Our principal shareholders have substantial influence and their interest may differ from those of our remaining shareholders. As of December 31, 2001, our executive officers, directors and persons who beneficially own more than 5% of our outstanding common stock controlled approximately 26.6% of the combined outstanding voting power of our common stock. As a result, these holders exert substantial influence with respect to all matters submitted to a vote of holders of common stock, including election of our directors. If our remaining shareholders have interests that differ from these holders, their needs may not be met.

ITEM 2. PROPERTIES

        Our headquarters are located in approximately 26,000 square feet of leased office space in Atlanta, Georgia. The space is leased for a term ending in June 2002. As of December 31, 2001, we sublease approximately 3,600 square feet of space to a company whose president is a director of A.D.A.M.    We are currently in negotiations to sign a lease for approximately 15,000 square feet of new leased office space in or around Atlanta, Georgia for a term of approximately eight years.

        During 2001 the Company acquired IMC, which is located in Newton, Massachusetts. IMC currently leases two small offices consisting of approximately 5,100 and 1,900 square feet of space, respectively. Both spaces are leased for a term ending in December 2003. We have engaged a real estate agent to dispose of the larger space and, at present, we intend to keep the smaller Newton office open to take advantage of the editorial expertise of the IMC employees in managing the IMC products.

        If additional facilities are required, we believe that suitable facilities will be available at market rates.

ITEM 3. LEGAL PROCEEDINGS

        On April 25, 1996, a shareholders' class action lawsuit was filed in Fulton County Superior Court in Atlanta, Georgia against A.D.A.M. (formerly A.D.A.M. Software, Inc.) and certain of our then officers and directors. The complaint alleges violations of sections 11, 12(2) and 15 of the Securities Act of 1933, violations of the Georgia Securities Act and negligent misrepresentation arising out of alleged disclosure deficiencies in connection with our initial public offering of common stock, which was completed on November 10, 1995. The complaint seeks compensatory damages and reimbursements for plaintiff's fees and expenses. We, and the other named defendants, have filed a motion to dismiss the claim, which is pending. A Notice of Status Conference has been scheduled for May 15, 2002 where A.D.A.M. intends to ask the court to take up our motion to dismiss.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the last quarter of calendar 2001.

PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our common stock is quoted on the Nasdaq National Market under the symbol "ADAM." The following table sets forth the high and low sales prices of our common stock as reported by the Nasdaq National Market for each quarter in the twelve months ended December 31, 2000 and 2001.

	High	Low
Twelve Months Ended December 31, 2000
Quarter ended March 30, 2000	$16.63	$8.38
Quarter ended June 30, 2000	$14.00	$3.25
Quarter ended September 30, 2000	$5.50	$3.44
Quarter ended December 31, 2000	$3.81	$1.00
Twelve Months Ended December 31, 2001
Quarter ended March 30, 2001	$2.38	$1.72
Quarter ended June 30, 2001	$3.15	$1.35
Quarter ended September 30, 2001	$2.80	$1.90
Quarter ended December 31, 2001	$3.15	$2.00

        At March 27, 2002 there were 164 record holders of our common stock.

        We have never paid or declared any cash dividends on our common stock and we do not intend to pay dividends on our common stock in the near future. We presently expect to retain any future earnings to fund continuing development and growth of our business. The payment by A.D.A.M. of dividends, if any, on our common stock in the future is subject to the discretion of our board of directors and will depend on our earnings, financial condition, capital requirements and other relevant factors.

ITEM 6. SELECTED FINANCIAL DATA

        In 1999, the Company changed its fiscal year end from March 31 to December 31. The selected historical balance sheet and statement of operations presented below for the years ended December 31, 2001 and 2000, the nine months ended December 31, 1999, and the years ended March 31, 1999 and 1998, have been derived from the Company's audited consolidated financial statements.

        The following selected financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein.

	Twelve Months ended December 31,		Nine Months ended December 31,	Twelve Months ended March 31,
	2001	2000	1999	1999	1998
	(In thousands, except per share data)
STATEMENT OF OPERATIONS:
Net revenues	$8,946	$8,621	$3,144	$5,242	$6,888
Costs and expenses:
Costs of revenues	1,588	742	551	1,408	1,167
General and administrative	2,156	3,323	2,997	1,508	1,212
Product and content development	2,243	4,091	5,015	1,924	1,344
Sales and marketing	1,961	2,958	2,680	2,581	2,671
Depreciation and amortization	820	2,410	764	349	367
Restructuring	—	733	1,049	47	—

Total costs and expenses	8,768	14,257	13,056	7,817	6,761

Operating income (loss)	178	(5,636)	(9,912)	(2,575)	127
Interest income (expense), net	99	(987)	158	395	526
Realized loss and impairment of investment securities	(146)	(1,105)	—	—	—
Realized gain on sale of assets, net	1,808	—	—	—	—

Income (loss) before income taxes, minority interest and equity in net losses of affiliate	$1,939	$(7,728)	$(9,754)	$(2,180)	$653
Income taxes	—	—	—	—	(75)

Income (loss) before minority interest and equity in net losses of affiliate	$1,939	$(7,728)	$(9,754)	$(2,180)	$578

Minority interest in consolidated subsidiary	—	—	175	—	—
Equity in net losses of affiliate	(342)	(126)	—	—	—

Net income (loss)	$1,597	$(7,854)	$(9,579)	$(2,180)	$578

Basic net income (loss) per share	$0.25	$(1.42)	$(2.04)	$(0.48)	$0.12

Weighted average number of common shares and share equivalents outstanding, basic	6,453	5,536	4,707	4,528	4,916

Diluted net income (loss) per share	$0.24	$(1.42)	$(2.04)	$(0.48)	$0.12

Weighted average number of common shares and share equivalents outstanding, diluted	6,555	5,536	4,707	4,528	4,959

	December 31,			March 31,
	2001	2000	1999	1999	1998
	(In thousands)
BALANCE SHEET DATA:
Cash and short term investments	$2,878	$1,666	$1,477	$6,161	$8,334
Accounts receivable-net	1,949	1,046	828	950	1,221
Total current assets	5,436	3,259	3,544	7,567	10,198
Goodwill	1,474	—	—	—	—
Total assets	9,861	6,817	7,736	8,970	11,900
Deferred revenue	1,621	2,479	731	105	22
Short-term debt	34	188	733	—	—
Total liabilities	2,688	4,162	4,359	1,174	1,187
Total shareholders' equity	7,173	2,655	3,377	7,796	10,713
Working capital (deficiency)	2,756	(903)	(815)	6,393	9,011

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the consolidated financial statements and notes thereto presented elsewhere in this Annual Report on Form 10-K.

Overview

        A.D.A.M. serves healthcare organizations, medical professionals, health-interested consumers and students as a leading publisher of visually engaging health and medical information products. A.D.A.M. products are used for learning about health, wellness, disease, clinical treatments, alternative medicine, nutrition, anatomy and general medical reference in both the healthcare and education markets. A.D.A.M. products contain physician-reviewed text, in-house developed medical graphics and multimedia interactivity to create health information solutions that offer a unique "visual learning" experience. Today, A.D.A.M. employs a growing range of media, including Internet, software, CD-ROM, television and print, to deploy its proprietary content assets and products.

        The Company's proprietary content library, more than 16 years in the making, includes:

  •
  a physician reviewed Health Encyclopedia that covers approximately 3,800 diseases and medical conditions;
  •
  approximately 40,000 medical illustrations that have been drawn and compiled by A.D.A.M.;
  •
  an extensive library of 3D models developed from the Visible Human Project;
  •
  thousands of web-enabled animations depicting disease states and other medical conditions and topics, many of which are broadcast-quality;
  •
  interactive tools,
  •
  unique technology for viewing the human body's anatomy; and
  •
  an advanced content management system the Company is implementing.

Collectively, the Company believes these assets represent the single largest database of proprietary health and medical related content anywhere in the world.

        A.D.A.M. believes that pictures are worth a thousand words and illustrated approaches to explaining complex medical conditions has a significant impact on the way people understand their bodies and medical situations. A.D.A.M. believes that its products will have an impact in the way patient education information is delivered and used in personal health management, prevention, disease management, and after care applications. The Company believes it has the potential to capture a significant share of the consumer-patient health education market with its high-quality, medically accurate, visual and text based information—whether it is being distributed over the Internet, as a component of point-of-care applications within the health care system or as printed products that can be sold and disseminated in a variety of ways including subscriptions and "information prescriptions" given during patient-provider contacts.

        Consumer appetite for health information continues to grow as shown by the dramatic increase in the number of searches conducted by consumers over the Internet in the last three years. Today, more than 50 million "health seekers" are online at least monthly, seeking information to manage their own conditions and the health of their family and friends." (Health Information Technology in the New Millenium 2001, Russell C. Coile, Editor) With this consumer demand, and the proliferation of patients taking an active role with their healthcare provider in their personal care management, the Company believes that its products will play an increasing role in the product offerings of healthcare providers (particularly hospitals), the pharmaceutical industry, and the health insurance and managed care industries. These organizations are actively looking for ways to improve efficiencies, reduce clinical costs, increase patient encounters, communicate better with patients and plan members, and remain competitive in an environment that is increasingly becoming more crowded with direct-to-consumer marketing. Healthcare organizations must also deal with broader technical and compliancy issues such as HIPAA (the Health Insurance Portability and Accountability Act) and other federal regulations that could have an impact on the usage of health content and patient education.

        In addition, A.D.A.M. has recognized the important role its products can have with the growing U.S. Hispanic population. With more than 34 million Spanish-speaking consumers in the U.S., the Company believes that there will be an increasing need to provide health information to this fast growing demographic segment. New legislation requiring federally funded organizations, such as hospitals and other healthcare providers, to translate information into other languages for people with limited English proficiency, will fuel opportunities for Spanish versions of A.D.A.M.'s health information products. A.D.A.M. completed the translation of its Health Illustrated Encyclopedia, Pregnancy Health Center and Surgeries and Procedures products in 2001. The Company maintains a translation relationship with a third party vendor for editorial updates to the Spanish products.

        A.D.A.M. currently provides its health content products to a broad range of customers whose profile has shifted since the Company began licensing its health content products in 1998. Originally, the Company's focus for licensed products was in the Internet portal market. At that time, healthcare organizations had not fully developed their web strategies and eBusiness initiatives that used health content as a significant driver. While A.D.A.M.'s sales and marketing focus is now more aligned to the healthcare market, the Company still has active contracts with major Internet portals and will continue to seek new opportunities in this market as they become available. In the healthcare market, the Company has developed a growing license business in the hospital, pharmaceutical and managed care areas. In calendar 2001, the Company signed 14 contracts directly with hospitals and several more indirectly through use of its reseller relationships. In total, more than 120 hospitals were using A.D.A.M. content products at the end of calendar 2001. The Company has already signed a number of new contracts in the first quarter of 2002, and expects the number of hospitals using A.D.A.M. products to rise at a faster pace than 2001.

        Besides the hospital sector, the Company has signed new or renewed contracts with several leading pharmaceutical companies and other healthcare-related organizations as well as the National Library of Medicine. Through this licensing network, A.D.A.M.'s products are searched and viewed by millions of consumers around the world. Because of size and breadth of the Company's distribution network, the Company believes it is the single largest provider of health related information on the Internet.

        A.D.A.M. was incorporated in 1990 as A.D.A.M. Software, Inc. The Company changed its name to adam.com, Inc. in 1999 and to A.D.A.M., Inc. in 2001. The Company is headquartered in Atlanta, Georgia and maintains an office in Newton, Massachusetts.

Critical Accounting Policies and Estimates

        The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the amounts reported in the consolidated financial statements and the accompanying notes. On an on-going basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, intangible assets, income taxes, contingencies and litigation. The Company bases its estimates on experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

  •
  Revenue Recognition.

          The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), as amended by SAB 101A and 101B. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

          The Company generates revenues mainly in two ways—Internet-based licensing and shipped product sales. Internet revenues consist primarily of platform license fees that usually consist of an annual, up-front charge that is recognized ratably over the term of the license agreement beginning upon customer acceptance. Revenues from licensing arrangements are recognized after delivery has occurred, when the Company has determined that the fees from the agreement are fixed and determinable and there are no significant return or acceptance provisions. Fees billed in advance of the performance of services are recorded as deferred revenue and are recognized as the services are performed. Payments, or installment invoices for licensing arrangements, received in advance of shipments are recorded as deferred revenue and are recognized as revenue when the related software is shipped and all other revenue recognition criteria have been met. Product revenues represent the sales of software products and revenues earned under certain royalty agreements. Revenues from product sales are generally recognized at the time title passes to customers, distributors or resellers. Revenues from royalty agreements are recognized as earned based upon performance or product shipment.

  •
  Sales Returns Allowances and Allowance for Doubtful Accounts

          Significant management judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. Management must make estimates of potential future product returns related to current period product revenue. Allowances for estimated product returns are provided at the time of sale. The Company evaluates the adequacy of allowances for returns primarily based upon its evaluation of historical and expected sales experience and by channel of distribution. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates.

          Similarly, management must make estimates of the uncollectability of our accounts receivables. Management specifically analyzes account receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

  •
  Capitalized Software Development Costs

          We capitalize internal software development costs in accordance with Financial and Accounting Standards Board ("FASB") Statement No. 86 ("FAS 86"), "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." This statement specifies that costs incurred internally in creating a computer software product shall be charged to expense when incurred as research and development until technological feasibility has been established for the product. Technological feasibility is established upon completion of all planning, designing, and testing activities that are necessary to establish that the product can be produced to meet its design specifications including functions, features, and technical performance requirements. We cease capitalization of internally developed software when the product is made available for general release to customers and thereafter, any maintenance and customer support is charged to expense when related revenue is recognized or when those costs are incurred. We amortize such capitalized costs as cost of sales on a product-by-product basis using the straight-line method over a period of two years. We continually evaluate the recoverability of capitalized costs and if the successes of new product releases are less that we anticipate then a material write down of capitalized costs could adversely affect any reporting period in which the write down occurs.

          We also capitalize internal software development costs in accordance with the American Institute of Certified Public Accountants Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This statement specifies that computer software development costs for computer software intended for internal use occurs in three stages: (1) the preliminary project stage, where costs are expensed as incurred, (2) the application development stage, where costs are capitalized, and (3) the post-implementation or operation stage, where again costs are expense as incurred. We cease capitalization of developed software for internal use when the software is ready for its intended use and placed in service. We amortize such capitalized costs as cost of sales on a product-by-product basis using the straight-line method over a period of three years. We continually evaluate the usability of the products that make up our capitalized costs and if certain circumstances arise such as the introduction of new technology in the marketplace that management intends to use in place of the capitalized project, then a material write down of capitalized costs could adversely affect any reporting period in which the write down occurs.

  •
  Inventory

          The Company records reserves for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

  •
  Legal Contingencies

          The Company is subject to certain legal proceedings as discussed elsewhere in this report. Currently the Company does not believe that these matters will have a material impact on its financial results or financial position. This conclusion is based primarily on the Company's insurance coverage for these matters. It is possible, however, that future results of operations for any particular quarter or annual period could be materially affected by changes in assumptions or other circumstances involving these legal matters.

  •
  Goodwill and Intangible Assets

          As described in Note 2 to the consolidated financial statements the Company has recorded goodwill in connection with its acquisition of IMC in 2001. In June 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets."

          SFAS No. 141 requires the purchase method of accounting for all business combinations and that certain acquired intangible assets in a business combination be recognized as assets separate from goodwill. We have applied SFAS No. 141 in our allocation of the purchase price to the IMC acquisition.

          SFAS No. 142 requires that goodwill and other intangibles that have an indefinite life are no longer to be amortized but are to be tested for impairment at least annually. In assessing impairment the Company must make judgments and assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective net assets. Other factors that could cause impairment could result from a significant decline in our stock price for a sustained period and our market capitalization relative to net book value. If these estimates or their related assumptions change in the future, the Company may be required to record an impairment charge for the recorded goodwill. We currently do not expect to record an impairment charge upon completion of the annual impairment review in 2002. However, there can be no assurance that at the time the review is completed a material impairment charge will not be recorded. Since the Company did not have any goodwill recorded prior to the IMC acquisition, the provision of SFAS 142 requiring companies to stop amortizing goodwill will have no impact on the ongoing operating results of the Company or the comparability of such results with prior periods.

  •
  Variable Stock Options

          In March 2000, the FASB issued Financial Interpretations No. 44 ("FIN 44"), "Accounting for Certain Transactions involving Stock Compensation (an interpretation of APB Opinion No. 25)." This opinion provides guidance on the accounting for certain stock option transactions and subsequent amendments to stock option transactions. FIN 44 was effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. We have from time to time since 1991 granted stock options to our employees to purchase shares of our common stock. Certain of these options were canceled at the option of their holders on January 14, 1999, and then replaced that day on a one-for-one basis with new options with an exercise price equal to the closing market price that day.

          The adoption of FIN 44 did not have a material impact on A.D.A.M.'s financial position or results of operations for calendar 2001. This interpretation requires variable accounting treatment for options that have been modified from their original terms. Accordingly, compensation cost shall be adjusted for increases or decreases in the intrinsic value of the modified awards in subsequent periods and until the awards have been exercised, forfeited, or expired. As of December 31, 2001, the Company has 221,200 outstanding options with an exercise price of $5.25 that are considered variable under this interpretation. Because the stock price since the effective date of July 1, 2000 has been below $5.25, the Company has not recorded any compensation cost related to the repriced options issued on January 14, 1999. Should our stock price climb above $5.25 our operating results will be affected until the stock options are either exercised or forfeited and could adversely affect any reporting period in which the variable accounting is required. Any charges that result from these variable options would be non-cash operating expenses and will be reported on a separate line item.

Recent Accounting Pronouncements

        In June 2001, the FASB issued SFAS 141 and SFAS 142. SFAS 141 is effective for any business combinations initiated after June 30, 2001, while SFAS 142 becomes effective for the Company commencing January 1, 2002.

  •
  SFAS 141 generally requires the Company to use the purchase method to account for its acquisitions, if any. The Company does not believe that SFAS 141 will have a significant impact on its financial position or results of operations. We have applied SFAS No. 141 in our allocation of the purchase price to the IMC acquisition.
  •
  SFAS 142 affects how the Company accounts for goodwill and other intangible assets acquired in both previous and any future acquisitions. SFAS 142 prohibits the amortization of goodwill associated with acquisitions made after June 30, 2001. SFAS 142 also requires an impairment test on goodwill be performed at least annually beginning in 2002. The Company will perform the impairment test during 2002, the test is expected to be based on cash flow and earnings projections, and is not expected to result in an impairment charge. Since the Company did not have any goodwill recorded prior to the IMC acquisition, the provision of SFAS 142 requiring companies to stop amortizing goodwill will have no impact on the ongoing operating results of the Company or the comparability of such results with prior periods.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", but retains its fundamental provisions for recognition and measurement of the impairment of long-lived assets to be held and used and those to be disposed of by sale. The Company must adopt this standard in 2002. The Company is evaluating the effect that this standard will have on its results of operations and financial condition.

Results of Operations

        The following table sets forth for the periods indicated the percentages of our net revenues represented by each line item.

	Twelve Months ended December 31, 2001	Twelve Months ended December 31, 2000	Nine Months ended December 31, 1999
	(In thousands)
Net revenues	100%	100%	100%
Cost and expenses:
Cost of revenues	17.8	8.6	17.5
General and administrative	24.1	38.5	95.3
Product and content development	25.1	47.5	159.6
Sales and marketing	21.9	34.3	85.2
Depreciation and amortization	9.1	28.0	24.3
Restructuring	—	8.5	33.4

Total costs and expenses	98.0	165.4	415.3

Operating income (loss)	2.0%	(65.4%)	(315.3%)

Twelve months ended December 31, 2001 compared to twelve months ended December 31, 2000

        Total net revenues increased $325,000, or 3.8%, to $8,946,000 for calendar year 2001 compared to $8,621,000 for calendar year 2000. The increase is primarily attributable to a $709,000 increase in net revenues from the healthcare market as a result of our focus on this market in calendar 2001, partially offset by a decrease in net revenues from the education market.

        Net revenues from the healthcare market increased $709,000, or 11.4% to $6,924,000 for calendar 2001 compared to $6,215,000 for calendar 2000. The increase is primarily attributable to increases in the health provider, pharmaceutical and managed care areas of the healthcare market. Revenues from national Internet and media web sites were essentially flat for calendar 2001. As a percent of total net revenues, net revenues from the healthcare market increased to 77.4% for calendar 2001 compared to 72.1% for calendar 2000.

        Net revenues from the education market decreased $171,000, or 8.0%, to $1,979,000 for calendar 2001 compared to $2,150,000 for calendar 2000. The education market revenues consist primarily of CD-ROM based product sales. This decrease is primarily attributable to increased sales and marketing focus on the healthcare market during calendar 2001. As a percent of total net revenues, net revenues from the education market decreased to 22.1% for calendar 2001 compared to 24.9% for the calendar 2000.

        Cost of revenues increased $846,000, or 114.0%, to $1,588,000 for calendar 2001 compared to $742,000 for calendar 2000. Cost of revenues includes the cost of support, shipped product component costs, packaging, documentation, royalties and amortization of capitalized software development costs. This increase is primarily the result of the amortization and write off of older technology acquired in calendar 2000. As a percent of total net revenues, cost of revenues increased to 17.8% for calendar 2001 compared to 8.6% for calendar 2000.

        General and administrative expenses decreased $1,167,000, or 35.1%, to $2,156,000 for calendar 2001 from $3,323,000 for calendar 2000. This decrease is primarily attributable to continued aggressive cost control measures enacted in calendar 2000 and continued in calendar 2001. In particular, the Company realized significant savings in the areas of consulting, legal and accounting fees, and other professional service fees. Also, approximately $370,000 of the decrease is attributed to the costs saved by closing our San Francisco office in 2000. These decreases in general and administrative expenses were partially offset by a non-cash stock compensation charge of $141,000 in calendar 2001. As a percent of total net revenues, general and administrative costs decreased to 24.1% for calendar 2001 compared to 38.5% for calendar 2000.

        Product and content development costs decreased $1,848,000, or 45.2%, to $2,243,000 for calendar 2001 from $4,091,000 for calendar 2000. We capitalized product development expenditures of $896,000 in calendar 2001 and $1,631,000 during calendar 2000, which represented 28.5% of total product development expenditures for each respective period. This decrease is primarily attributable to continued aggressive cost control measures enacted in calendar 2000 and continued in calendar 2001. In particular, the Company incurred significantly lower costs for outside consultants and content acquisition. Also, product expenses related to the operation of the DrGreene.com web site, which was discontinued during the third quarter of calendar 2000, decreased $357,000 for calendar 2001 compared to calendar 2000. Additionally, we merged production of our LIDO.com web site with our general ADAM production efforts, and the resulting synergies decreased product and content development costs by $147,000 when comparing calendar 2001 to calendar 2000. These decreases were offset by an increase in editorial expenses of $611,000 incurred to keep our content products updated. As a percent of total net revenues, product development costs decreased to 25.1% for calendar 2001 compared to 47.5% for calendar 2000.

        Sales and marketing expenses decreased $997,000, or 33.7%, to $1,961,000 for calendar 2001 from $2,958,000 for calendar 2000. This decrease is attributable to aggressive cost control measures enacted in calendar 2000 and continued in calendar 2001. In particular the Company realized significant savings in the areas of advertising, trade shows, travel, and marketing co-op development funds. Also, this decrease is partially attributable to a decrease of $333,000 resulting from the combination of sales and marketing activities related to the LIDO.com web site with our general ADAM sales and marketing efforts. Additionally, we reduced our resources on the development of our web page, which serves primarily as a marketing tool for the Company during calendar 2001 resulting in a $216,000 decrease in expenses. As a percent of total net revenues, sales and marketing expenses decreased to 21.9% for calendar 2001 compared to 34.3% for calendar 2000.

        Depreciation and amortization expenses decreased $1,590,000, or 66.0%, to $820,000 for calendar 2001 from $2,410,000 for calendar 2000. This decrease is primarily the result of (1) a $415,000 amortization charge in calendar 2000 related to expenses associated with the $6,000,000 debenture sold to Fusion Capital I, LLC and (2) a decrease of $1,336,000 in amortization expense and the write-down in calendar 2000 of the DrGreene.com assets acquired during the nine months ended December 31, 1999. This decrease for calendar 2001 was partially offset by a $227,000 increase in amortization expense due to the write off of the Informational Medical Systems, Inc. asset, a collection of patient consent forms for surgical procedures purchased in 1999. As a percent of total net revenues, depreciation and amortization expenses decreased to 9.2% for calendar 2001 compared to 28.0% for calendar 2000.

        During calendar 2000, the Company recorded a restructuring charge of $733,000 reflecting costs associated with certain obsolete contracts, non-cash stock compensation paid to former employees and leasehold improvement costs and accrual of lease obligations related to the closure of our California office. During calendar 2001, no restructuring charges were recorded.

        Interest expense, net, decreased $1,086,000, or 110.1%, to interest income of $99,000 for calendar 2001, as compared to interest expense $987,000 for calendar 2000. This decrease was primarily attributable to a $750,000 non-cash charge related to the beneficial conversion feature associated with the $6,000,000 debenture from Fusion Capital Fund I, LLC, $71,000 of interest payable to the holders of the notes payable and $337,000 representing amortization associated with the warrants issued in connection with the notes payable for calendar 2000.

        During calendar 2001, the Company sold its 50 percent ownership interest in the intellectual property rights associated with the A.D.A.M./Benjamin Cummings Interactive Physiology Series to Pearson Education, Inc. for $1,950,000 in cash resulting in a net gain of $1,808,000 after expenses. There were no gains on the sale of assets during calendar 2000.

        For calendar 2001 and calendar 2000, no provision has been estimated for income taxes. The Company has sufficient net operating loss carry forwards to offset regular taxable income. Additionally, the Company anticipates meeting the requirements for the small corporation exemption for Alternative Minimum Tax purposes. As of December 31, 2001, the Company continues to maintain a valuation allowance against its total net deferred tax asset balance.

        The Company recorded an investment loss of $146,000 during calendar 2001 due to the difference in the book value of investment securities held at the end of calendar 2000 and the amount realized from their sale in calendar 2001. During calendar 2000, the Company recorded an investment loss of $1,105,000 as a result of a decline in the fair value of its investment securities. Management determined the decline to be "other than temporary". As of December 31, 2001, the Company holds no investment securities.

        During calendar 2001, the Company invested $275,000 in a software development company, ThePort Network, Inc. (formerly ThePort.com, Inc.) ("ThePort"). The results of operations of this entity have been accounted for as an equity investment during calendar 2001 and accordingly the Company records its share of the results of operations in the consolidated financial statements of the Company. For calendar 2001, the Company recorded its share of ThePort's losses of $342,000. At December 31, 2001, the carrying value of this investment was $40,000. During calendar 2000, the Company, also accounted for its investment using the equity method and recorded its share of ThePort's losses of $126,000. At December 31, 2000, the carrying value of this investment was $107,000.

        As a result of the above, we had net income of $1,597,000 for calendar 2001 compared to a net loss of $7,854,000 for calendar 2000.

Twelve months ended December 31, 2000 compared to nine months ended December 31, 1999

        Total net revenues increased $5,477,000, or 174.2%, to $8,621,000 for calendar 2000 compared to $3,144,000 for the nine months ended December 31, 1999. The increase is primarily attributable to a $5,361,000 increase in net revenues from the healthcare market as a result of our focus on this market in calendar 2000. A significant portion of the Company's revenue increase during calendar 2000 is attributable to contracts with subscription-based licensee customers finalized during the last quarter of 1999. Additionally, the increases in total net revenues are the result of three additional months of operations included in calendar 2000.

        Net revenues from the healthcare market increased $5,361,000, or 627.8% to $6,215,000 for calendar 2000 compared to $854,000 for the nine months ended December 31, 1999. The Company entered the healthcare market during the nine months ended December 31, 1999, resulting in substantial growth in the number of subscription-based licensee customers from national Internet and media web sites during calendar 2000. Additional product offerings during calendar 2000 in the healthcare market resulted in a larger licensee customer base as compared to the nine months ended December 31, 1999. As a percent of total net revenues, net revenues from the healthcare market increased to 72.1% for calendar 2000 compared to 27.2% for the nine months ended December 31, 1999.

        Net revenues from the education market decreased $72,000, or 3.2%, to $2,150,000 for calendar 2000 compared to $2,222,000 for the nine months ended December 31, 1999. The education market revenues consist primarily of CD-ROM based product sales. This decrease is primarily attributable to increased sales and marketing focus on the healthcare market during calendar 2000. As a percent of total net revenues, net revenues from the education market decreased to 24.9% for calendar 2000 compared to 70.7% for the nine months ended December 31, 1999.

        Average net revenue for the 52,000 units of software sold during calendar 2000 decreased to approximately $33.00 per unit compared with approximately $61.00 per unit for 30,000 units sold for the nine months ended December 31, 1999. The lower average price per unit is due to (1) increased sales in calendar 2000 to resellers at a discount of standard retail price as compared to direct sales at retail price during the nine months ended December 31, 1999, (2) increased unit sales of lower priced K-12 products in calendar 2000 as compared to higher priced higher education products sold in the nine months ended December 31, 1999, and (3) increased granting of promotional discounts (usually 10%) to resellers for higher volume orders in calendar 2000. Approximately 20.0% of revenues for calendar 2000 were derived from product shipments, compared to 58.5% for the nine months ended December 31, 1999. We expect future sales of our CD-ROM products to decrease as we focus our sales and marketing efforts on our online market and growth strategies.

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

        During the nine months ended December 31, 1999, the Company invested $250,000 in a software development company, ThePort. For the nine months ended December 31, 1999, ThePort incurred operating losses of $383,000. The Company consolidated the operations on our financial statements due to our control through voting shares and other means. The financial statements for the nine months ended December 31, 1999 reflect a $175,000 benefit in minority interest in consolidated subsidiary to account for the other shareholders' share of the operating losses. Due to significant reductions in the Company's ownership interest during calendar 2000, the Company accounted for this investment using the equity method as of January 1, 2000. Accordingly, the accompanying financial statements reflect losses from an affiliate of $126,000 and increases in the investment balance of $191,000 resulting from cash investments by third parties to ThePort.

        As a result of the above, we incurred a net loss of $7,854,000 for calendar 2000 compared to a net loss of $9,579,000 for the nine months ended December 31, 1999.

Liquidity and Capital Resources

        As of December 31, 2001, the Company had cash and cash equivalents of $2,878,000 and working capital of $2,756,000.

        Cash used by operating activities decreased to $874,000 during calendar 2001 as compared to $2,840,000 during calendar 2000. The improvement was due to improved operational results. The Company recorded net earnings during calendar 2001 of $1,597,000, as compared to net losses of $7,854,000 during calendar 2000. This conversion from net losses to net earnings is attributable to continued aggressive cost control measures enacted in calendar 2000 and continued in calendar 2001. An increase to accounts receivable, prepaid expenses and other assets, combined with a decrease in accounts payable, accrued liabilities and deferred revenue offset the benefits of our cost controls measures as it relates to operating cash flows.

        Cash provided by investing activities was $1,250,000 during calendar 2001 as compared to cash used by investing activities of $2,184,000 during calendar 2000. This improvement was due primarily to the sale of the Company's 50% ownership interest in the A.D.A.M./Benjamin Cummings Interactive Physiology Series of products for $1,950,000, the receipt of scheduled payments on our notes receivable, the sale of all its holdings in drkoop.com, Inc. common stock, decreases in capital expenditures for equipment and decreases in software development expenditures of software products for internal use or sale during calendar 2001. The cash provided by investing activities in calendar 2001 was offset by an equity investment of $275,000 in ThePort with no comparable activity in calendar 2000.

        Cash provided by financing activities decreased to $1,260,000 during calendar 2001 as compared to $4,789,000 during calendar 2000. In calendar 2001, the primary financing activity impacting cash flows relate to additional common stock sales under the Common Stock Purchase Agreement entered into in calendar 2000, which resulted in $1,373,000 of cash. The primary financing activities impacting cash flows in calendar 2000 relate to the sale by the Company of a $6,000,000 convertible debenture, which yielded a net cash inflow of $5,202,000, and the execution of a common stock purchase agreement, which resulted in common stock sales of $997,000. As of December 31, 2001, the Company has neither a convertible debenture nor a common stock purchase agreement in effect. Cash provided by financing activities was offset by the repayment of $205,000 of notes payable during calendar 2001and $797,000 of notes payable during calendar 2000.

        A.D.A.M. also uses working capital to finance ongoing operations, fund the development and introduction of new business strategies and internally developed software, acquire complementary businesses and acquire capital equipment. Deferred revenue decreased $858,000 for the twelve months ended December 31, 2001, primarily due to the recognition of $1,043,000 of revenue from net advance payments recorded in August 2000 from one customer, while net accounts payable and accrued expenses have been reduced by $470,000. Notes payable decreased by $188,000 to $0 for calendar 2001.

        The Company received 70,464 shares of our common stock during the twelve months ended December 31, 2001 as liquidation of a note receivable from an employee. The Company reissued all of these Treasury shares during calendar 2001 to employees who exercised stock options during the period.

        On September 5, 2000, A.D.A.M. entered into a Common Stock Purchase Agreement with Fusion Capital Fund II, LLC, an affiliate of Fusion Capital Fund I, LLC. Pursuant to the Common Stock Purchase Agreement, Fusion Capital agreed to purchase up to $12,000,000 of the Company's common stock in two rounds of $6,000,000 each. The purchase price of the Company's common stock is based upon the future market price of the common stock. The Company determines the month of purchase based on its cash requirements. At the time of the sale, A.D.A.M. estimated that the maximum number of shares the Company would issue to be 1,200,000. Should the Company be required to issue 20% or more of its outstanding shares, measured as of the date of the agreement, then shareholder approval will be required. Total shares outstanding on September 5, 2000 were 5,627,127. The Company has the right to terminate the agreement at any time if more than 1,200,000 shares are issuable under the first tranche of the Common Stock Purchase Agreement. In conjunction with this transaction, the Company issued 154,286 shares of common stock that had a fair value equal to approximately $549,000 as a fee. Additional fees payable in shares with a fair value of $480,000 are required to be issued if the Company elects to enter into the second round. As of December 31, 2001, the Company has sold 963,920 shares of common stock pursuant to the agreement and received cash totaling approximately $2,370,000, including 663,920 shares for $1,373,000 in calendar 2001. As of December 31, 2001, the Common Stock Purchase Agreement with Fusion Capital Fund II has expired.

        On December 31, 1999, the Company issued notes payable in exchange for $500,000 each from our Chief Executive Officer and a commercial bank. These notes accrued interest at 10% per annum with principal and interest due initially on December 31, 2000. The terms of these notes allowed for an extension of six months, to June 30, 2001 at the option of the holders. The Company issued warrants to purchase 85,000 shares of common stock to the lenders in conjunction with the issuance of the notes and the related extensions pursuant to the original terms of the notes. The warrants are exercisable at any time at the option of the holders through December 31, 2005 and entitled the holders to purchase an equal number of common shares at a weighted-average price of $7.63 per share. The Company paid the note and interest earned in full to the commercial bank by June 30, 2000 and paid the note and interest earned in full to the Chief Executive Officer of the Company by June 30, 2001.

        During calendar 2001, the Company acquired an additional preferred stock interest in ThePort, for $275,000 in cash, resulting in an approximate 25% voting interest as of December 31, 2001. In connection with the preferred stock investment, the Company entered into a five-year agreement whereby the Company will have exclusive distribution rights to ThePort's products within the healthcare industry. As of December 31, 2001, A.D.A.M. has pre-paid $125,000 of the contract fee to be applied against future subscription fees. The Company has committed to generate $1,500,000 in subscription fees during the initial term of the agreement. In calendar 2001, the Company's Chief Operating Officer was appointed to the Board of Directors of ThePort. A.D.A.M.'s Chief Executive Officer currently serves on the Board of Directors of ThePort, acquired an approximately 19% voting interest in ThePort in the nine months ended December 1999 and accepted a convertible note from ThePort for $425,000 in calendar 2001. The results of operations of this entity have been accounted for as an equity investment and accordingly, the Company records its share of the results of operations in the consolidated financial statements of the Company. For the year ended December 31, 2001, the Company recorded its share of ThePort's losses of $342,000. At December 31, 2001, the carrying value of this investment was $40,000.

        For calendar 2001, A.D.A.M. had income as a result of increased revenue and continuing expense control and the sale of Company assets. Operating expense levels, excluding potential non-recurring, non-cash charges, have been decreasing as reflected in the results of operations for the twelve months ended December 31, 2001 and we expect costs to continue at their current levels in relation to revenues for the foreseeable future. We anticipate continued current levels of investment for content development, improvement of existing and development of new technologies, infrastructure development and product marketing and sales efforts. However, we will also continue to evaluate opportunities that create efficiencies, consolidate operating costs and reduce overhead such that overall operating expense levels remain controlled.

        The Company has contractual obligations at December 31, 2001, relating to real estate, capital and operating lease arrangements. The Company does not have any other significant purchase obligations or commitments at December 31, 2001, except as mentioned above for the $1,500,000 in subscription fees for ThePort. The Company does not have any investments in joint ventures or special purpose entities, and does not guarantee the debt of any third parties. The Company's subsidiary is 100% owned by the Company and is included in its consolidated financial statements. Our headquarters are located in approximately 26,000 square feet of leased office space in Atlanta, Georgia. The space is leased for a term ending in June 2002. We are currently in negotiations to sign a lease for approximately 15,000 square feet of leased office space in or around Atlanta, Georgia for a term of approximately eight years. During calendar 2002 we expect to incur approximately $75,000 of moving expenses and $125,000 of leasehold improvements in association with our move to new leased space. Total payments due and estimated under real estate, operating and capital leases are listed below:

Year	Real Estate Leases		Operating Leases	Capital Leases	Total
2002	$345,686		$102,035	$33,757	$481,478
2003	272,843	(1)	48,909	8,309	330,061
2004	315,000	(2)	23,478	0	338,478
2005	315,000	(2)	555	0	315,555
2006	315,000	(2)	0	0	315,000
Thereafter	1,102,500	(2)	0	0	1,102,500

(1)
Includes an estimate of $157,500 for the lease expense associated with the new office space.

(2)
Represents an estimate of the lease expense associated with the new office space.

        Effective June 29, 2001, the SEC approved a change to the Nasdaq Stock Market Marketplace Rules concerning quantitative listing standards for initial and continued inclusion on the Nasdaq National and SmallCap Markets. While the Company currently meets the old maintenance standard for continued inclusion on the Nasdaq National Market, as it relates to net tangible assets ($4,000,000), we are not in compliance with the new standard, as it relates to net equity ($10,000,000). We have until November 1, 2002 to become compliant with the new standard. Management plans to become compliant with the new standard by that date, although there can be no guarantee that this will occur. As of December 31, 2001, ADAM had net equity of approximately $7,173,000.

        Management believes that cash on hand, together with anticipated cash flow from operations, together with the proceeds already realized from the Common Stock Purchase Agreement described above, will be sufficient to meet the Company's working capital needs through December 31, 2002 and beyond. However, we may be required to raise additional funds in order to accelerate development of new and existing services and products, to respond to competitive pressures or to possibly acquire complementary products, businesses or technologies. There can be no assurance that any required additional financing will be available on terms favorable to us, or at all. If additional funds are raised by the issuance of equity securities, our shareholders may experience dilution of their ownership interest and these securities may have rights senior to those of the holders of the common stock. If additional funds are raised by the issuance of debt securities, we may be subject to certain limitations on our operations, including limitations on the payment of dividends. If adequate funds are not available or not available on acceptable terms, we may be unable to take advantage of acquisition opportunities, develop or enhance services or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

        Forward-looking statements in this report, including without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) the Company's plans, strategies, objectives, expectations, and intentions are subject to change at any time at the discretion of the Company, (ii) the Company's plans and results of operations will be affected by the Company's ability to manage its growth and inventory, and (iii) other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        As of December 31, 2001, the Company had cash and cash equivalents of $2,878,000 invested in liquid money market funds or bank accounts. The cash and cash equivalents are subject to interest rate risk and we may receive higher or lower interest income if market interest rates increase or decrease. A hypothetical increase or decrease in market interest rates by 10 percent from levels at December 31, 2001 would not have a material impact on our future earnings, fair values or cash flows.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        This information is set forth under Item 14(a)(1) and (2).

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        None.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        As of March 27, 2002, our directors and executive officers are as follows:

Name	Age	Position
Robert S. Cramer, Jr.	41	Chairman of the Board, Chief Executive Officer and Director
Kevin S. Noland	39	Chief Operating Officer
Daniel S. Howe	41	Director
John W. McClaugherty	42	Director
Francis J. Tedesco, M.D.	58	Director
Mark Kishel, M.D.	56	Director

        Robert S. Cramer, Jr.    Mr. Cramer, a co-founder of the Company, has served as Chairman of the Board and a Director since the Company's inception in March 1990, and Chief Executive Officer since September 1996. Mr. Cramer currently serves on the Board of Directors of ThePort, an Internet technology company he co-founded in 1999. Mr. Cramer also serves as Chairman of the Board of the Atlanta Task Force for the Homeless, a community-wide non-profit organization working with and on the behalf of homeless people.

        Kevin S. Noland.    Since joining the Company in 1994, Mr. Noland has been extensively involved in marketing, communications and brand building for A.D.A.M. From 1994 to 1996, Mr. Noland was strategic in A.D.A.M.'s development and growth of its consumer retail products group. He served as Director of Marketing from 1996 to 1998 and was named Vice President of Marketing and Corporate Communications in 1999. Mr. Noland has served as A.D.A.M.'s Chief Operating Officer since September 2000. Mr. Noland has extensive background in sales, marketing and operations with leading technology companies, including General Electric and Borland International and several successful technology start-ups.

        Daniel S. Howe.    Mr. Howe has been a Director of the Company since December 1996. Mr. Howe is President of DSH Enterprises, Inc., a real estate and investment company, and has served in that capacity since January 1990. DSH Enterprises focuses on shopping centers, freestanding drug stores and other commercial development property in the South Eastern United States.

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

        Francis J. Tedesco, M.D.    Dr. Tedesco has been a Director of the Company since July 1996. In January 2001, Dr. Tedesco was appointed as President Emeritus of the Medical College of Georgia ("MCG") and Professor Emeritus of Medicine, Surgery, School of Graduate Studies of the MCG. Prior to this Dr. Tedesco served as Chief Executive Officer of Health Sciences University and as President of the MCG from 1988-2001, and was a Professor of Medicine at MCG from 1981-2001. He has been a consultant to Dwight David Eisenhower Medical Center-Fort Gordon, Georgia; Veterans Administration Medical Center-Augusta, Georgia and Walter Reed Army Medical Center-Washington, D.C. Prior to coming to MCG in 1978, Dr. Tedesco held academic appointments beginning in 1971 at the Hospital of the University of Pennsylvania; Washington University School of Medicine, St. Louis, Missouri; and University of Miami School of Medicine. Dr. Tedesco currently serves on the Board of Directors and is Vice President of the Georgia Division of the American Cancer Society, is chairman of BeBetter Networks Inc, is a member of the CDC Foundation Board of Visitors, serves on the Ty Cobb Foundation Scholarship Board and serves on VerifyMD.com, Inc. Board of Directors.

        Mark Kishel, M.D.    Dr. Kishel joined A.D.A.M.'s Board of Directors in November 2001. Dr. Kishel currently serves on the Board of Directors of Immucor, Inc. (Nasdaq NM: BLUD), an international in vitro diagnostic company and is a healthcare consultant through his company, E-Medicine Solutions. Inc. Dr. Kishel was Executive Vice President and Chief Medical Officer for Blue Cross Blue Shield of Georgia from 1993 until its acquisition by Wellpoint in 2001. Dr. Kishel is a board certified pediatrician and a Fellow of the American Academy of Pediatrics. He has practiced pediatrics and family medicine, and over the years, has served in executive medical director roles for several national insurance carriers, including Travelers, HealthAmerica and Lincoln National. He has served on the Blue Cross Blue Shield Association's National Medical Council. Dr. Kishel also served as a director and founder of the Center for Healthcare Improvement, a collaborative research venture between the Medical College of Georgia and Blue Cross and Blue Shield of Georgia, and is currently a director of the Boys and Girls Club of Metro Atlanta.

ELECTION TO THE BOARD

        Under our Articles of Incorporation, directors are elected to the Board for three-year terms, and one-third of the Board members stand for election each year. Currently, the terms of Messrs. Cramer and McClaugherty are scheduled to expire at the annual meeting of shareholders in 2002, the term of Dr. Tedesco is scheduled to expire at the annual meeting of shareholders in 2003 and the term of Mr. Howe is scheduled to expire at the annual meeting of shareholders in 2004. Effective March 20, 2002, Linda B. Davis, whose term was to expire at the annual meeting of shareholders in 2003, resigned from the Board. Because Dr. Kishel was elected to the Board in November 2001, under our bylaws, he will be nominated to stand for election at the annual meeting of shareholders in 2002 for a term will that will expire at the annual meeting of shareholders in 2004.

MEETINGS OF THE BOARD OF DIRECTORS

        During calendar 2001, the Board held nine meetings. Each director that served during calendar 2001 attended at least 75% of all Board meetings and the aggregate number of meetings held by all committees on which the individual director served in calendar 2001, except for Ms. Davis who missed three of nine board meetings.

COMMITTEES OF THE BOARD OF DIRECTORS

        The Board has standing Audit, Stock Repurchase and Compensation/Stock Option Committees that assist it in discharging its responsibilities. These committees, their members and functions are discussed below.

        The Audit Committee, which held one meeting during calendar 2001, is responsible for recommending independent accountants, reviewing with the accountants the scope and results of the audit engagement, and consulting with independent accountants and management with regard to A.D.A.M.'s accounting methods and control procedures. At the beginning of calendar 2001, the Audit Committee was composed of Messrs. Howe (Chairman) and McClaugherty. At a February 26, 2001 Board Meeting, the Board voted to change the composition of this committee in order to comply with the rules of the Nasdaq National Market. As a result, the Audit Committee is currently compised of Messrs. Howe (Chairman) and McClaugherty and Dr. Tedesco.

        The Stock Repurchase Committee, which held no meetings in calendar 2001, is responsible for A.D.A.M.'s repurchase of its own shares pursuant to any stock repurchase program implemented by the Board. There is no current stock repurchase program approved by the Board. The Stock Repurchase Committee is composed of Messrs. Cramer (Chairman) and Howe.

        The Compensation/Stock Option Committee, which held one meeting during calendar 2001, is responsible for reviewing recommendations from the Chairman of the Board of Directors with regard to the compensation of officers of A.D.A.M. and reporting to the Board of Directors its recommendations with regard to such compensation and is responsible for operating and administering A.D.A.M.'s 1991 Employee Stock Option Plan, its Amended and Restated 1992 Stock Option Plan and its 2002 Stock Incentive Plan. The Compensation/Stock Option Committee is comprised of Dr. Tedesco (Chairman) and Mr. McClaugherty.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Exchange Act requires our executive officers and directors and persons who beneficially own more than ten percent of our common stock to file with the Securities and Exchange Commission certain reports, and to furnish copies thereof to us, with respect to each such person's beneficial ownership of our equity securities. Based solely upon a review of the copies of such reports furnished to us, and certain representations of such persons, all such persons have complied with the applicable reporting requirements for calendar 2001.

ITEM 11. EXECUTIVE COMPENSATION

        The table below sets forth certain information relating to the compensation earned during calendar 2001, calendar 2000 and the nine months ended December 31, 1999, by our Chief Executive Officer and each of the other highest paid executive officers whose total annual salary and bonus exceeded $100,000 during calendar 2001 (collectively, the "Named Executive Officers").

SUMMARY COMPENSATION TABLE

		Annual Compensation						Long Term Compensation
Name and Principal Position	Period (1)	Salary ($)		Bonus ($)		Other Annual Compensation ($)		Securities Underlying Options (#)		All Other Compensation ($)
Robert S. Cramer, Jr. Chief Executive Officer	CY01 CY00 TP99	$ $ $	250,027 225,000 140,082		$60,000 — —	$141,000 — —	(2)	490,000 200,000 40,000	(4)	$ $	1,856 1,906 1,906	(3) (3) (3)
Kevin S. Noland Chief Operating Officer	CY01 CY00 TP99	$ $ $	143,750 101,600 69,000	$ $ $	11,840 11,400 6,965	— — —		75,000 69,375 12,000			— — —

(1)
"CY01" represents calendar 2001, "CY00" represents calendar 2000, and "TP99" represents the nine months ended December 31, 1999.
(2)
Represents gains from the sale of stock upon exercise of in-the-money stock options.
(3)
Represents life insurance premiums paid on behalf of such executive officer.
(4)
During calendar 2001, Mr. Cramer forfeited his rights to 145,000 of these options as well as 195,000 options issued in January 1999.

OPTION GRANTS IN LAST FISCAL YEAR

        The following table provides information regarding stock options granted to the Named Executive Officers during calendar 2001.

Individual Grants
						Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (1)
	Number of Securities Underlying Options Granted (#)		% of Total Options Granted To Employees In Fiscal Year
Name				Exercise or Base Price ($/ Share)(1)	Expiration Date
						5% ($)	10% ($)
Robert S. Cramer, Jr.	150,000	(2)	12.8%	$1.94	01/01/2011	$474,008	$754,779
Robert S. Cramer, Jr. (3).	340,000		29.1%	$2.14	09/05/2011	1,185,184	1,887,207
Kevin S. Noland	75,000		6.4%	$1.94	01/01/2011	237,004	377,390

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
(2)
Prior to the end of calendar 2001, Mr. Cramer exercised these options.
(3)
In calendar 2001, Mr. Cramer forfeited his rights to 340,000 previously granted options.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUE TABLE

        The following table shows the number and value of exercisable and unexercisable options held by A.D.A.M.'s Named Executive Officers as of the end of calendar 2001. No stock appreciation rights were outstanding during calendar 2001.

	Number of Securities Underlying Unexercised Options/SARs at Fiscal Year End (#)	Value of Unexercised In-The-Money Options/SARs at Fiscal Year End ($)
Name	Exercisable/ Unexercisable	Exercisable/ Unexercisable (2)
Robert S. Cramer, Jr. (1)	447,167 / 43,333	$292,400 / $ 0.00
Kevin S. Noland	101,208 / 95,667	$ 26,000 / $79,500

(1)
Does not include warrants to purchase 60,000 shares of common stock issued in connection with the loan by Mr. Cramer to A.D.A.M. of $500,000 on December 31, 1999.
(2)
The closing price of our common stock on December 31, 2001 was $3.00.

        We have not awarded stock appreciation rights to any employee, we have no long-term incentive plans, as that term is defined in SEC regulations, and we have no defined benefit or actuarial plans covering any of our employees.

COMPENSATION OF DIRECTORS

        To date, directors have not received cash compensation for their services as directors of A.D.A.M. On January 2, 2001, each non-employee director of A.D.A.M. was awarded an option to purchase 25,000 shares of A.D.A.M. common stock. Such options have a term of ten years from the date of grant and vest one year from the date of grant. Each option has an exercise price of $1.94 per share.

EMPLOYMENT AGREEMENTS

        We have entered into an employment agreement with Robert S. Cramer, Jr. that is currently scheduled to expire on December 31, 2002 (the "Expiration Date") and is automatically renewable for successive one-year periods unless either party gives written notice of non-renewal. This agreement also may be terminated by us with or without cause or upon Mr. Cramer's death or inability to perform his duties due to disability for a period of twelve consecutive months. If the agreement is terminated prior to the Expiration Date for any reason, except by Mr. Cramer, by us for cause or upon Mr. Cramer's death or disability, we must continue to pay Mr. Cramer's base salary and bonus either (1) for the period from the date of termination through the Expiration Date if the agreement is terminated prior to the first anniversary thereof or (2) for the two year period following the date of termination if the agreement is terminated after the first anniversary thereof. If the agreement is terminated because of the death or disability of Mr. Cramer, we must pay Mr. Cramer or his beneficiaries his base salary and bonus for a period of one year following the date of termination; provided, however, that in the case of termination for disability, we may elect, in lieu of making such payments, to provide Mr. Cramer with disability insurance coverage. The agreement provides for a minimum annual base salary of $120,000 and for annual discretionary bonuses. The agreement also contains a two-year noncompetition, customer and employee nonsolicitation and confidentiality provision.

        We have entered into an employment agreement with Kevin S. Noland that shall continue indefinitely until terminated in accordance with the agreement. This agreement may be terminated by us with or without cause, by Mr. Noland for good reason or without good reason or upon Mr. Noland's death or inability to perform her duties due to disability for a period of three consecutive months. If we terminate the agreement prior to the expiration date for cause, by Mr. Noland without good reason or by the death of Mr. Noland, then all obligations of the Company to provide compensation and benefits under this Agreement shall cease on that date. If we terminate the agreement prior to the expiration date without cause, by Mr. Noland for good reason, or because of the disability of Mr. Noland, then we must continue to pay Ms. Noland's base salary for the period from the date of termination for up to twelve months. The agreement provides for a minimum annual base salary of $150,000. The agreement also contains a one-year noncompetition and nonsolicitation of customers, and a two-year nonsolicitation of employees as well as confidentiality provisions.

        We have executed Employee Confidentiality, Nondisclosure and Noncompetition Agreements with all executive officers and senior management.

REPORT ON REPRICING OF OPTIONS

        We have from time to time since 1991 granted stock options to our employees to purchase shares of our common stock. Certain of these options were canceled at the option of their holders on January 14, 1999, and then replaced that day on a one-for-one basis with new options with an exercise price equal to the closing market price that day. The repricing of options reflects the consistent application of our policy as determined by our Compensation/Stock Option Committee of the Board of Directors. The Compensation/Stock Option Committee and Board of Directors believe that incentive options should be granted at exercise prices equal to or not materially in excess of the market price of our common stock in order to provide maximum incentive to employees, including senior executives.

        FIN44 was issued in March 2000. This opinion provides guidance on the accounting for certain stock option transactions and subsequent amendments to stock option transactions. FIN 44 was effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have a material impact on A.D.A.M.'s financial position or results of operations for calendar 2001. This interpretation requires variable accounting treatment for options that have been modified from their original terms. Accordingly, compensation cost shall be adjusted for increases or decreases in the intrinsic value of the modified awards in subsequent periods and until the awards have been exercised, forfeited, or expired. As of December 31, 2001, the Company has 221,200 outstanding options with an exercise price of $5.25 that are considered variable under this interpretation. Because the stock price since the effective date of July 1, 2000 has been below $5.25, the Company has not recorded any compensation cost related to the repriced options issued on January 14, 1999

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        During calendar 2001, Dr. Tedesco and Mr. McClaugherty were members of the Compensation/Stock Option Committee. During calendar 2001, we entered into a sublease agreement with BeBetter Networks, Inc., a company that McClaugherty serves as president. BeBetter pays A.D.A.M. approximately 8,333 common shares of BeBetter Network's stock per month with a fair value of $3,511 as rent. We did not engage in any transactions with Dr. Tedesco during calendar 2001. Dr. Tedesco is also a board member of BeBetter Networks. Mr. McClaugherty was formerly an officer of A.D.A.M. from its inception until March 1994.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS OF MANAGEMENT

        The following table sets forth the beneficial ownership of shares of common stock as of March 27, 2001 for (1) directors of A.D.A.M., (2) the Named Executive Officers, (3) the directors and executive officers of A.D.A.M. as a group and (4) each shareholder of A.D.A.M. holding more than a 5% interest in A.D.A.M. Unless otherwise indicated in the footnotes, all of such interests are owned directly, and the indicated person or entity has sole voting and disposition power.

Name and Address of Beneficial Owners (1)	Number of Shares Beneficially Owned	Percent of Class (2)
Robert S. Cramer (3)	1,130,053	13.9%
Addison Wesley Longman, Inc. (4)	700,000	9.2%
Kevin S. Noland (5)	130,708	1.7%
Dan Howe (6)	80,416	1.0%
Francis J. Tedesco, M.D. (7).	67,583	*
John W. McClaugherty (8)	57,702	*
Mark Kishel, M.D.	0	*
All executive officers and director as a group (6 persons)(9)	1,466,462	17.4%

*
Less than 1%
(1)
Unless otherwise indicated, the address of the persons listed is c/o A.D.A.M., 1600 RiverEdge Parkway, Suite 800, Atlanta, Georgia 30328-4658.
(2)
Based on 7,336,602 shares outstanding. Except as indicated in the footnotes set forth below, the persons named in the table, to A.D.A.M.'s knowledge, have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The number of shares shown as owned by, and the voting power of, individual shareholders include shares which are not currently outstanding but which such shareholders are entitled to acquire or will be entitled to acquire within 60 days. Such shares are deemed to be outstanding for the purpose of computing the percentage of outstanding common stock owned by the particular shareholder, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.
(3)
Includes 460,500 shares issuable upon exercise of outstanding options and 60,000 shares issuable upon exercise of outstanding warrants.
(4)
The address of this shareholder is Addison Wesley Longman, Inc., 1330 Avenue of the Americas, New York NY, 10019.
(5)
Includes 130,208 shares issuable upon exercise of outstanding options.
(6)
Includes 62,416 shares issuable upon exercise of outstanding options.
(7)
Includes 57,916 shares issuable upon exercise of outstanding options.
(8)
Includes 54,500 shares issuable upon exercise of outstanding options.

(9)
Includes 765,540 shares issuable upon exercise of outstanding options and 60,000 shares issuable upon exercise of outstanding warrants.

ITEM 13. CERTAIN TRANSACTIONS

        During calendar 2001 and calendar 2000, the Company sold approximately $112,000 and $92,000, respectively, of a product to a company, which owns shares in the Company. During calendar 2001 and calendar 2000, the Company sold approximately $25,000 and $6,000, respectively, of product to a subsidiary of the company which owns shares in A.D.A.M. The Company earned royalty revenues of approximately $367,000 and $372,000, respectively, related to this subsidiary during calendar 2001 and calendar 2000. Additionally, the Company purchased approximately $13,000 and $15,000, respectively of product from this subsidiary during calendar 2001 and calendar 2000, and recorded royalty expenses of approximately of $130,000 and $170,000, respectively.

        On June 22, 2001, A.D.A.M. sold its 50 percent ownership interest in the intellectual property rights associated with the A.D.A.M./Benjamin Cummings Interactive Physiology Series to Pearson Education, Inc. for $1,950,000 in cash resulting in a net gain $1,808,000 after expenses. The purchase price was determined through arms' length negotiations. Pearson Education, Inc. jointly developed and co-owned the A.D.A.M./Benjamin Cummings Interactive Physiology Series with ADAM. The A.D.A.M./Benjamin Cummings Interactive Physiology Series is a learning tool available in both CD-ROM and Web-enabled versions that educates students on physiological concepts and processes associated with the human body's major systems. Linda B. Davis, an A.D.A.M. board member until her resignation on March 20, 2002, is an officer of Benjamin Cummings, a publishing imprint of Addison Wesley Longman, Inc.

        During calendar 2001, the Company acquired an additional preferred stock interest in ThePort, for $275,000 in cash, resulting in an approximate 25% voting interest as of December 31, 2001. In connection with the preferred stock investment, the Company entered into a five-year agreement whereby the Company will have exclusive distribution rights to ThePort's products within the healthcare industry. As of December 31, 2001, A.D.A.M. has pre-paid $125,000 of the contract fee to be applied against future subscription fees. The Company has committed to generate $1,500,000 in subscription fees during the initial term of the agreement. In calendar 2001, the Company's Chief Operating Officer was appointed to the Board of Directors of ThePort. A.D.A.M.'s Chief Executive Officer currently serves on the Board of Directors of ThePort, acquired an approximate 19% voting interest in ThePort in the nine months ended December 1999 and accepted a convertible note from ThePort for $425,000 in calendar 2001. The results of operations of this entity have been accounted for as an equity investment and accordingly, the Company records its share of the results of operations in the consolidated financial statements of the Company. For the year ended December 31, 2001, the Company recorded its share of ThePort's losses of $342,000. At December 31, 2001, the carrying value of this investment was $40,000.

        On December 31, 1999, the Company issued a note in exchange for $500,000 to the Company's Chief Executive Officer. The note accrued interest at 10% per annum and matured on June 30, 2001. In conjunction with the issuance of this note, the Company issued the officer warrants to purchase 60,000 shares of its common stock. The warrants are exercisable at any time through December 31, 2005 and entitle the holder to purchase an equal number of common shares at a weighted-average price of $6.18 per share. The Company repaid the principal of the note and all accrued interest during the quarter ended June 30, 2001.

        On May 30, 2001, the Company received a full-recourse promissory note from its Chief Executive Officer for approximately $341,000. The note earns interest of 6.25% per annum and is due in full on or before May 29, 2006. Part of the note, or $291,000, is secured by 150,000 shares of A.D.A.M.'s common stock owned by this executive. As of December 31, 2001, approximately $12,000 of interest has been earned and recorded on this note and the unpaid balance was approximately $353,000.

PART IV.

ITEM 14.  EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)
The following documents are included as part of this report:

Page
(1) Financial Statements:
Report of Independent Accountants	F-1
Consolidated Balance Sheets at December 31, 2001 and December 31, 2000	F-2
Consolidated Statements of Operations for the twelve months ended December 31, 2001, the twelve months ended December 31, 2000 and the nine months ended December 31, 1999	F-3
Consolidated Statements of Changes in Shareholders' Equity for the twelve months ended December 31, 2001, the twelve months ended December 31, 2000 and the nine months ended December 31, 1999	F-4
Consolidated Statements of Cash Flows for the twelve months ended December 31, 2001, the twelve months ended December 31, 2000 and the nine months ended December 31, 1999	F-5
Notes to Consolidated Financial Statements	F-6
(2) Consolidated Financial Statement Schedule:
For the twelve months ended December 31, 2001, the twelve months ended December 31, 2000 and the nine months ended December 31, 1999
II—Valuation and Qualifying Accounts

        All other schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

(b)
Exhibits. The following exhibits are filed as part of, or are incorporated by reference into, this report on Form 10-K:

        The Company hereby agrees to furnish to the Commission upon request any additional instruments defining the rights of the holders of long-term debt of the Company.

Exhibit No.	Description
3.1(a)	Articles of Restatement of the Articles of Incorporation of A.D.A.M. Software, Inc.
3.2(a)	Amendment to the Articles of Incorporation of A.D.A.M. Software, Inc. filed September 30, 1999
3.2(b)	Amended and Restated By-Laws of the Company.
4.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1).
4.2	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2).
4.3(g)	Specimen Common Stock Certificate
4.4(b)	Form of Option Certificate relating to the Company's 1992 Stock Option Plan
4.5(b)	Form of Warrants to Purchase shares of Common Stock, dated April through November 1994
4.7(e)	Form of Warrant issued to Union Street Partners, L.P and Robert S. Cramer, Jr.
10.1(b)	Amended and Restated 1992 Stock Option Plan
10.2(b)	401(k) Adoption Agreement and Trust.

10.3(b)	Employment Agreement between the Company and Robert S. Cramer, Jr., dated December 21, 1994.
10.4	Employment Agreement between the Company and Kevin S. Noland., dated December 21, 2001.
10.4(b)(d)	Software Reseller Agreement among the Company, Addison Wesley Longman, through its Addison Wesley/Benjamin Cummings Group Sales Force Division, Benjamin/Cummings, and Addison Wesley Publishers Ltd., dated as of August 4, 1994.
10.5(b)(d)	Software Reseller Agreement among the Company and Addison Wesley Longman, through its Addison Wesley School Division, dated as of February 9,1995.
10.6(c)	Securities Purchase Agreement dated as of November 15, 1999, between the Company and Fusion Capital Fund I, LLC
10.7(e)	Bridge Note and Warrant Purchase Agreement between Union Street Partners, L.P and Robert S. Cramer, Jr. and the Company dated December 31, 1999
10.8(e)	Registration Rights Agreement between Union Street Partners, L.P and Robert S. Cramer, Jr. and the Company dated December 31, 1999
10.9(f)	Common Stock Purchase Agreement dated September 5, 2000 between the Company and Fusion Capital Fund II, LLC
10.10(g)	Asset Purchase and Sale Agreement dated January 31, 2001 between the Company and Alan Greene, M.D. and Cheryl Lorraine Greene
10.11(h)	Agreement and Plan of Merger dated December 3, 2001 between the Company and Integrative Medicine Communications
21.1	Subsidiaries of the Company
23.1	Consent of PricewaterhouseCoopers LLP

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

(f)
Incorporated by reference to the Company's Registration Statement of Form S-3, File No. 333-45294, dated September 7, 2000, as amended.

(g)
Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(h)
Incorporated by reference to the Company's Current Report on Form 8-K filed December 5, 2001.

(c)  Reports on Form 8-K

        During the fourth quarter ended December 31, 2001, the Company filed the following current reports on Form 8-K:

  •
  The Company filed a report on Form 8-K on November 1, 2001 relating to the November 1, 2001 press release announcing its financial results for the three and nine months ended September 30, 2001.

  •
  The Company filed a report on Form 8-K on December 5, 2001 relating to the December 3, 2001 merger by and among A.D.A.M., Inc, IM Acquisition Sub, Inc. and Integrative Medicine Communications, Inc.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 1, 2002	A.D.A.M., INC. (Registrant)
	By:	/s/ ROBERT S. CRAMER, JR. Robert S. Cramer, Jr. Chairman of the Board, Co-Founder, Chief Executive Officer, and Director

        KNOW ALL MEN BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Robert S. Cramer, Jr. and Kevin S. Noland, and each of them, his or her true and lawful attorney-in-fact and agents, with full power of substitution and resubstitution, from such person and in each person's name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue thereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on March 28, 2001.

Signature	Title
/s/ ROBERT S. CRAMER, JR. Robert S. Cramer, Jr.	Chairman of the Board, Co-Founder, Chief Executive Officer, and Director (Principal Executive Officer)
/s/ KEVIN S. NOLAND Kevin S. Noland	Chief Operating Officer
/s/ RAFE D. PAYNE Rafe D. Payne	Corporate Secretary and Controller (Principal Financial and Accounting Officer)
/s/ DANIEL S. HOWE Daniel S. Howe	Director
/s/ JOHN W. MCCLAUGHERTY John W. McClaugherty	Director
/s/ FRANCIS J. TEDESCO, M.D. Francis J. Tedesco, M.D.	Director
/s/ MARK KISHEL, M.D. Mark Kishel, M.D.	Director

Report of Independent Accountants

To the Board of Directors and Shareholders of
A.D.A.M, Inc.;

        In our opinion, the consolidated financial statements listed in the index appearing under item 14(a)(1) on page 38 present fairly, in all material respects, the financial position of A.D.A.M., Inc. and its subsidiary (the "Company") at December 31, 2001 and 2000, and the results of their operations and their cash flows for the years ended December 31, 2001 and 2000, and the nine months ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 14(a)(2) on page 38 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

By: /s/ PricewaterhouseCoopers LLP

Atlanta, Georgia
March 14, 2002

A.D.A.M., Inc.

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,
	2001	2000
Assets
Current assets
Cash and cash equivalents	$2,878	$1,242
Restricted time deposits	61	—
Investment securities	—	424
Accounts receivable, net of allowances of $86 and $106	1,949	1,046
Inventories, net	147	139
Note receivable from related party	—	134
Non-interest bearing note receivable, net of unamortized discount of $13 and $28	128	113
Prepaids and other assets	273	161

Total current assets	5,436	3,259
Property and equipment, net	459	959
Intangible assets, net	2,136	1,818
Goodwill	1,473	—
Restricted time deposits	187	348
Non-interest bearing note receivable, net of unamortized discount of $5 and $14	18	163
Note receivable from related party	62	—
Other non-current assets	90	270

Total assets	$9,861	$6,817

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable and accrued expenses	$1,025	$1,495
Deferred revenue	1,621	2,479
Current portion of capital lease obligations	34	—
Note payable to related party	—	188

Total current liabilities	2,680	4,162

Capital lease obligations, net of current portion	8	—

Total liabilities	2,688	4,162

Commitments and contingencies
Shareholders' equity
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding
Common stock, $.01 par value; 20,000,000 shares authorized; 7,295,602 and 6,081,413 shares issued and outstanding, respectively	73	61
Common stock warrants	353	353
Additional paid-in capital	46,991	43,804
Unrealized loss on investments	—	(13)
Note receivable from shareholder	(291)	—
Accumulated deficit	(39,953)	(41,550)

Total shareholders' equity	7,173	2,655

Total liabilities and shareholders' equity	$9,861	$6,817

The accompanying notes are an integral part of these consolidated financial statements.

A.D.A.M., Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended December 31, 2001	Year Ended December 31, 2000	Nine Months Ended December 31, 1999
Operating revenues, net	$8,946	$8,621	$3,144

Costs and expenses
Cost of revenues	1,588	742	551
General and administrative	2,156	3,323	2,997
Product and content development	2,243	4,091	5,015
Sales and marketing	1,961	2,958	2,680
Depreciation and amortization	820	2,410	764
Restructuring charges	—	733	1,049

	8,768	14,257	13,056

Operating income (loss)	178	(5,636)	(9,912)
Interest income (expense), net	99	(987)	158
Realized loss and impairment of investment securities	(146)	(1,105)	—
Realized gain on sale of intellectual property	1,808	—	—

Income (loss) before minority interest and equity in net losses of affiliate	1,939	(7,728)	(9,754)
Minority interest in consolidated subsidiary	—	—	175
Equity in losses of affiliate	(342)	(126)	—

Net income (loss)	$1,597	$(7,854)	$(9,579)

Basic net income (loss) per common share	$0.25	$(1.42)	$(2.04)

Basic weighted average number of common shares outstanding	6,453	5,536	4,707

Diluted net income (loss) per common share	$0.24	$(1.42)	$(2.04)

Diluted weighted average number of common shares outstanding	6,555	5,536	4,707

The accompanying notes are an integral part of these consolidated financial statements.

A.D.A.M., Inc.

Consolidated Statements of Changes in Shareholders' Equity

(In thousands, except share data)

	Common Stock					Accumulated Other Comprehensive Income		Note Receivable from Shareholder
			Additional Paid-in Capital	Common Stock Warrants	Accumulated Deficit		Treasury Stock
	Shares	Amount							Total
Balance at March 31, 1999	5,285,747	$53	$33,911	$135	$(24,117)	$—	$(2,186)	$—	$7,796
Net loss	—	—	—	—	(9,579)	—	—	—	(9,579)
Exercise of common stock options and warrants	114,834	1	1,540	(36)	—	—	620	—	2,125
Issuance of common stock warrants	—	—	—	267	—	—	—	—	267
Issuance of treasury stock	—	—	1,797	—	—	—	281	—	2,078
Modifications to common stock options	—	—	690	—	—	—	—	—	690

Balance at December 31, 1999	5,400,581	54	37,938	366	(33,696)	—	(1,285)	—	3,377
Net loss	—	—	—	—	(7,854)	—	—	—	(7,854)
Other comprehensive loss, net of tax
Net unrealized loss on investment	—	—	—	—	—	(13)	—	—	(13)

Total comprehensive loss	—	—	—	—	(7,854)	(13)	—	—	(7,867)
Sale of stock by equity affiliate	—	—	191	—	—	—	—	—	191
Exercise of common stock options and warrants	28,500	—	162	(7)	—	—	114	—	269
Donation of common stock	5,000	—	20	—	—	—	—	—	20
Issuance of common stock warrants in connection with note payable to related party	—	—	—	86	—	—	—	—	86
Forfeiture of common stock warrants	—	—	92	(92)	—	—	—	—	—
Senior secured convertible debentures
Beneficial conversion feature	—	—	750	—	—	—	—	—	750
Issuance of commitment shares	—	—	627	—	—	—	153	—	780
Conversions	193,046	2	3,499	—	—	—	1,018	—	4,519
Common stock issued and cash fees paid in connection with equity purchase agreement	154,286	2	(555)	—	—	—	—	—	(553)
Sale of common stock under equity purchase agreement	300,000	3	994	—	—	—	—	—	997
Stock compensation	—	—	86	—	—	—	—	—	86

Balance at December 31, 2000	6,081,413	61	43,804	353	(41,550)	(13)	—	—	2,655
Net loss	—	—	—	—	1,597	—	—	—	1,597
Other comprehensive income, net of tax
Net realized loss on investment	—	—	—	—	—	13	—	—	13

Total comprehensive income	—	—	—	—	1,597	—	—	—	1,610
Exercise of common stock options	80,269	1	151	—	—	—	141	(291)	2
Net capital contribution from shareholder	—	—	90	—	—	—	—	—	90
Stock issuance in connection with acquisition	470,000	4	1,439	—	—	—	—	—	1,443
Sale of common stock under equity purchase agreement	663,920	7	1,366	—	—	—	—	—	1,373
Treasury stock returned	—	—	—	—	—	—	(141)	—	(141)
Stock compensation	—	—	141	—	—	—	—	—	141

Balance at December 31, 2001	7,295,602	$73	$46,991	$353	$(39,953)	$—	$—	$(291)	$7,173

The accompanying notes are an integral part of these consolidated financial statements.

A.D.A.M., Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31, 2001	Year Ended December 31, 2000	Nine Months Ended December 31, 1999
Cash flows from operating activities
Net income (loss)	$1,597	$(7,854)	$(9,579)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	1,949	3,638	883
Gain on sale of intellectual property	(1,808)	—	—
Loss on sale of assets	94	244	106
Minority interest share of loss	—	—	(175)
Stock compensation charges	141	106	730
Loss on note receivable	—	191	—
Realized loss and impairment of investment securities	146	1,105	—
Equity in net loss of affiliate	342	126	—
Changes in assets and liabilities
Accounts receivable	(640)	(214)	122
Inventories	16	175	(22)
Prepaids and other assets	(7)	816	(451)
Accounts payable and accrued liabilities	(1,339)	(1,362)	1,395
Deferred revenue	(1,365)	189	626

Net cash used in operating activities	(874)	(2,840)	(6,365)

Cash flows from investing activities
Investment in affiliate	(275)	—	—
Proceeds from short-term investments	283	—	3,762
Purchases of property and equipment	(81)	(415)	(1,589)
Note receivable issued to related party	—	(325)	—
Repayments on note receivable	153	106	—
Redemption of restricted time deposit	583	433	345
Purchase of restricted time deposit	(474)	(331)	(271)
Software development costs	(896)	(1,631)	(4)
Proceeds from sale of intellectual property	1,950	—	—
Content acquisition	—	—	(52)
Acquisition, net of cash acquired	7	—	—
Other	—	(21)	—

Net cash provided by (used in) investing activities	1,250	(2,184)	2,191

Cash flows from financing activities
Proceeds from related party for interest in consolidated subsidiary	—	—	175
Proceeds received upon conversion of senior secured convertible debentures	—	5,202	—
Proceeds from sales of common stock	1,373	997	—
Debt and equity issuance costs	—	(872)	—
Proceeds from exercise of common stock options and warrants	2	259	2,107
Capital contribution from shareholder, net of expenses	90	—	—
Proceeds from (payments of) notes payable	(205)	(797)	1,000

Net cash provided by (used in) financing activities	1,260	4,789	3,282

Increase (decrease) in cash and cash equivalents	1,636	(235)	(892)
Cash and cash equivalents, beginning of period	1,242	1,477	2,369

Cash and cash equivalents, end of period	$2,878	$1,242	$1,477

Interest paid	$15	$88	$4

Assumed debt of acquired business	$42	$—	$—
Settlement of note receivable	$134	$—	$—
Sale of assets for note receivable	$—	$425	$—
Increase in deferred revenue for investment security received	$—	$1,542	$—

The accompanying notes are an integral part of these consolidated financial statements.

A.D.A.M., Inc.

Notes to Consolidated Financial Statements

1. Description of Business and Summary of Significant Accounting Policies

        A.D.A.M., Inc. ("A.D.A.M." or the "Company") is a leading developer of health and medical information products. A.D.A.M. serves healthcare organizations, medical professionals, health-interested consumers and students as a leading publisher of visually engaging health and medical information products. A.D.A.M. products are used for learning about health, wellness, disease, clinical treatments, alternative medicine, nutrition, anatomy and general medical reference in both the healthcare and education markets. A.D.A.M.'s products contain physician-reviewed text, in-house developed medical graphics and multimedia interactivity to create health information solutions that offer a unique "visual learning" experience. A.D.A.M. employs a wide range of media, including Internet, software, CD-ROM, television and print, to deploy its proprietary content assets and products.

Basis of presentation

Change in fiscal year-end

        In 1999, the Company changed its fiscal year end from March 31 to December 31.

Principles of consolidation

        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany transactions and balances have been eliminated.

Equity investment

        For the year ended December 31, 1999, the Company accounted for its interest in ThePort Network, Inc. (formerly ThePort.com) ("ThePort"), a private Internet software company, under the consolidation method. For the year ended December 31, 1999, ThePort reported no revenues and a net loss of $383,000.

        During the year ended December 31, 2000, due to additional third party investments into ThePort, the Company accounted for its interest under the equity method. As a result, ThePort was deconsolidated as of January 1, 2000. During the year ended December 31, 2000, the Company recorded its share of ThePort's losses of $126,000.

        During the year ended December 31, 2001, the Company acquired an additional preferred stock interest in ThePort for $275,000 in cash, resulting in approximately 25% voting interest as of December 31, 2001. The results of operations of ThePort have been accounted for as an equity investment and accordingly, the Company records its share of the results of operations in the financial statements of the Company. For the year ended December 31, 2001, the Company recorded its share of ThePort's losses of $342,000. At December 31, 2001, the carrying value of this investment is $40,000.

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

Revenue recognition

        The Company generates revenues primarily from Internet related sales and product sales. Internet revenues consist primarily of platform license fees where customers license the right to use the Company's proprietary web based content and applications over the term of the license, generally one to three years. Platform license fees are recognized ratably over the term of the license agreement commencing upon customer acceptance. Fees billed in advance of the performance of services are recorded as deferred revenue and are recognized as the services are performed. Product revenues represent the sales of software products and books and revenues earned under certain royalty agreements. Revenues from product sales are generally recognized at the time title passes to customers, distributors or resellers. Revenues from royalty agreements are recognized as earned based upon performance or product shipment. Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred, fees are fixed and determinable, collectibility is probable and there are no significant return or acceptance provisions.

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

Concentration of credit risk

        Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade receivables. For the year ended December 31, 2001, two customers accounted for approximately 26% and 12% of net revenues, respectively. For the year ended December 31, 2000, these same two customers accounted for approximately 33% and 13% of net revenues, respectively. For the nine months ended December 31, 1999, the Company had sales to a single customer, which totaled 17% of net revenues.

Fair value of financial instruments

        The carrying amounts of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other liabilities, approximate fair value due to their short maturities.

Cash and cash equivalents

        Cash and cash equivalents include cash on hand and deposit and highly liquid investments with an original maturity of three months or less.

Inventories

        Inventories consist principally of computer software media, books and related shipping materials and are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

Property and equipment

        Property and equipment are recorded at cost and depreciated over their estimated useful lives using the straight-line method. Property and equipment held under capital leases, which involve a transfer of ownership, are amortized over the estimated useful life of the asset. Other property and equipment held under capital leases and leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the related asset. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to income. Repairs and maintenance costs are expensed as incurred.

Investment securities

        The Company accounts for investment securities in accordance with the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". This standard requires that certain debt and equity securities be adjusted to market value at the end of each accounting period. For securities classified as "available-for-sale", unrealized market value gains and losses are generally charged or credited to a separate component of shareholders' equity.

        During the year ended December 31, 2001, the Company sold all of its investment securities, which consisted of 1,927,079 shares of common stock of a single company. A.D.A.M.'s results of operations included a $146,000 realized loss on the sale of this stock.

Intangible assets

        Intangible assets consist of purchased intellectual content, purchased customer contracts, capitalized software development costs for products to be sold, leased or otherwise marketed, and software development costs for internal use software.

        For the year ended December 31, 2000, purchased intellectual content represents intangible assets acquired in 1999 from the Company's Informational Medical Solutions, Inc. asset acquisition.

        For the year ended December 31, 2001, purchased intellectual content and purchased customer contracts represents intangible assets acquired in 2001 from Integrative Medicine Communications, Inc. ("IMC") (Note 3).

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

        In accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", the Company expenses costs incurred in the preliminary project planning stage, and thereafter, capitalizes costs incurred in the developing or obtaining of internal use software. Costs, such as maintenance and training, are expensed as incurred. Capitalized costs are amortized over their estimated useful lives which is three years.

Impairment of long-lived assets

        The Company evaluates impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss would be recognized. Measurement of an impairment loss for long-lived assets would be based on discounted cash flows and the fair value of the asset.

Product and content development expenditures

        Product and content development expenditures include costs incurred in the development, enhancement and maintenance of the Company's content and technology. These costs have been charged to expense as incurred.

Restricted time deposits

        In connection with the Company's noncancelable operating leases for its office space and telephone system, the Company is required to purchase time deposits to secure letters of credit with the bank guaranteeing payments under the leases. The time deposits bear interest at an average rate of approximately 3.30% and are carried at cost which approximates fair value. The classification of these investments is determined based on the expected term of the collateral requirement and not necessarily the maturity date of the underlying securities.

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

Stock-based compensation

        The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations and provides the disclosures required by SFAS No. 123, "Accounting for Stock-Based Compensation". Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

Income (loss) per share

        The computation of basic income (loss) per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted income per share is based on the weighted average number of common shares outstanding plus, when their effect is dilutive, potential common stock consisting of shares subject to stock options and stock warrants.

Comprehensive income (loss)

        SFAS No. 130, "Reporting Comprehensive Income", requires that all items which are to be recognized as components of comprehensive income (loss) be reported on a financial statement that is displayed with the same prominence as net income (loss). The component of comprehensive income (loss) other than net income (loss) includes unrealized losses on investment securities. Comprehensive income (loss) is presented as a component on the Company's statements of shareholders' equity.

Reclassifications

        Certain comparative amounts have been reclassified to conform with current year presentation.

Recent accounting pronouncements

        In June 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 is effective for any business combinations initiated after June 30, 2001, while SFAS 142 becomes effective for the Company commencing January 1, 2002.

        SFAS 141 generally requires the Company to use the purchase method to account for its acquisitions, if any. The Company does not believe that SFAS 141 will have a significant impact on its financial position or results of operations. The Company has applied SFAS No. 141 in the allocation of the purchase price to the IMC acquisition (Note 3).

        SFAS 142 affects how the Company accounts for goodwill and other intangible assets acquired in both previous and any future acquisitions. SFAS 142 eliminates the amortization of goodwill associated with acquisitions made after June 30, 2001. SFAS 142 also requires an impairment test on goodwill be performed at least annually beginning in 2002. The Company will perform the impairment test during 2002. The test is expected to be based on cash flow and earnings projections, and is not expected to result in an impairment charge. Since the Company did not have any goodwill recorded prior to the IMC acquisition, the provision of SFAS 142 requiring companies to stop amortizing goodwill will have no impact on the ongoing operating results of the Company or the comparability of such results with prior periods.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", but retains its fundamental provisions for recognition and measurement of the impairment of long-lived assets to be held and used and those to be disposed of by sale. The Company must adopt this standard in 2002. The Company is evaluating the effect that this standard will have on its results of operations and financial condition.

2. Liquidity

        The financial statements have been prepared assuming the Company will continue as a going concern. While A.D.A.M. did record net income for 2001, the Company has experienced recurring losses during 2000, 1999 and 1998, and could generate additional losses in 2002. In addition to working capital generated from operations, the Company has raised funds through the sale of debt and equity securities and may require additional financing before maintaining profitability. The additional financing would be required to expand the infrastructure needed to manage the Company's growth, and to further expand existing services into new markets and to expand new product and service offerings into existing markets. Management believes that the cash on hand together with anticipated cash flows from operations will be sufficient to meet the Company's working capital needs for the year ending December 31, 2002.

3. Acquisition of Integrative Medicine Communications, Inc.

        On December 3, 2001, under the terms of an Agreement and Plan of Merger (the "Agreement") by and among A.D.A.M., IM Acquisition Sub, Inc. and IMC, A.D.A.M. acquired 100% of the outstanding common stock of IMC. IMC was a privately held provider of science-based information on wellness and alternative medicine to healthcare professionals and consumers. Based in Newton, Massachusetts, IMC is one of the leading providers of health information in the rapidly emerging field of integrative medicine. IMC's customer base is broad, and includes large hospital systems, prominent website destinations, and major pharmaceutical and managed care organizations. IMC's core product, Access 2.0, is a non-biased, peer-reviewed information database that bridges the gap between conventional and alternative medicine and provides a foundation for patients and consumers to dialog with their healthcare providers. Access 2.0 includes information on conditions and treatment modalities as well as herbal, supplemental and conventional medicine remedies. The results of IMC's operations have been included in the financial statements since December 3, 2001.

        In accordance with SFAS No. 141, the total purchase price was allocated to the net tangible assets and intangible assets, including goodwill, acquired based on the estimated fair value at the date of acquisition.

        The aggregate purchase price of $1,572,000 consists of 470,000 shares of A.D.A.M.'s common stock with a fair value of $1,284,000; 59,000 vested and unvested stock options with a fair value of $160,000; and direct transaction costs of $128,000. The 470,000 shares of A.D.A.M.'s common stock issued was the initial number stated in the Agreement, which is subject to reduction based on the terms of the Agreement. Adjustments to the number of shares will cause a corresponding decrease in goodwill. The value of the 470,000 common shares issued was determined based on the average market price of A.D.A.M.'s common shares over the 2-day period before and after the terms of the acquisition were agreed to and announced. The fair value of the common stock options was calculated using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 4.85%, expected life of 10 years, expected dividend rate of 0%, and volatility of 114%.

        The following table summarizes the allocation of the fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Current assets	$315
Property and equipment	26
Intangible assets	1,053
Goodwill	1,473

Total assets acquired	2,867

Current liabilities	(776)
Deferred revenue	(511)
Long-term liabilities	(8)

Total liabilities assumed	(1,295)

Net assets acquired	$1,572

        The following table shows the allocation of the purchase price to intangibles with a definite life and their amortization period (in thousands):

			Amortization
	Allocated Purchase Price	Amortization Period
Assets			2001	2002	2003	2004
Purchased intellectual content	$807	3 Years	$22	$269	$269	$247
Purchased customer contracts	$246	2 Years	$10	$123	$113	$—

        In accordance with SFAS No. 142, the Company will perform the impairment test during 2002. The test is expected to be based on cash flows, earnings projections and the Company's market capitalization relative to net book value and the Company currently does not expect to incur an impairment charge.

        The following unaudited pro forma financial information reflects the results of operations for the years ended December 31, 2001 and 2000, as if the acquisition had occurred on January 1, 2000. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place on January 1,

2000 and may not be indicative of future operating results. The unaudited pro forma results are summarized as follows (in thousands, except per share amounts):

	Year Ended December 31, 2001	Year Ended December 31, 2000
Net income (loss)	$275	$(12,075)
Basic net income (loss) per share	$0.04	$(2.09)
Diluted net income (loss) per share	$0.04	$(2.09)

4. Property and Equipment

        Property and equipment is summarized as follows (in thousands):

		December 31,
	Estimated Useful Life (Years)
		2001	2000
Computers	3	$1,788	$1,868
Equipment	5	431	484
Furniture and fixtures	5	533	545
Leasehold improvements	7	181	199

		2,933	3,096
Less – accumulated depreciation and amortization		(2,474)	(2,137)

		$459	$959

        Depreciation and amortization expense for the years end December 31, 2001 and 2000 was $499,000 and $578,000, respectively.

5. Product and Content Development Expenditures

        Product and content development expenditures are summarized as follows (in thousands):

	Year Ended December 31, 2001	Year Ended December 31, 2000
Total development expenditures	$3,139	$5,722
Less: additions to capitalized software development	(896)	(1,631)

Product development expense	$2,243	$4,091

6. Intangible Assets

        Intangible assets are summarized as follows (in thousands):

		December 31,
	Estimated amortizable lives (years)
		2001	2000
Capitalized software products to be sold, leased or otherwise marketed	2	$1,972	$2,652
Software developed for internal use	3	300	723
Purchased intellectual content	3 – 5	807	402
Purchased customer contracts	2	246	—

		3,325	3,777
Less accumulated amortization		(1,189)	(1,959)

Intangible assets, net		$2,136	$1,818

        Amortization expense for the years end December 31, 2001 and 2000 was $883,000 and $924,000, respectively.

        During the years ended December 31, 2001 and 2000, the Company recognized an impairment charge of approximately $255,000 and $717,000, respectively, to reduce certain purchased intellectual content to its net realizable value.

        During the year ended December 31, 2001, the Company recognized an impairment charge of approximately $362,000 to reduce certain internally developed software to its net realizable value.

7. Accounts Payable and Accrued Expenses

        Accounts payable and accrued expenses consists of the following (in thousands):

	December 31,
	2001	2000
Accounts payable	$116	$436
Accrued professional fees	263	358
Accrued financing costs	—	150
Accrued compensation and employee benefits	173	127
Deferred rent	25	74
Accrued severance costs	44	24
Other accrued expenses	404	326

	$1,025	$1,495

8. Debt

        On December 31, 1999, the Company issued notes payable in exchange for $500,000 each from the Company's Chief Executive Officer and a commercial bank. These notes accrued interest at 10% per annum with principal and interest due initially on December 31, 2000. The terms of these notes allowed for an extension of six months, to June 30, 2001, at the option of the holders. The Company issued warrants to purchase 85,000 shares of common stock to the lenders in conjunction with the issuance of the notes and the related extensions pursuant to the original terms of the notes. The warrants are exercisable at any time at the option of the holders through December 31, 2005 and entitle the holders to purchase 85,000 common shares at a weighted-average price of $7.63 per share. The Company paid the note and interest earned in full to the commercial bank by June 30, 2000 and paid the note and interest earned in full to the Chief Executive Officer of the Company by June 30, 2001.

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

        Through July 28, 2000, the maturity date of the Debenture, the Company issued 587,339 shares of its common stock at an average conversion price of $8.86 to satisfy the conversion of $5,202,000 of the principal amount of the Debenture. Upon maturity, the remaining balance of the Debenture, which was held as restricted cash, was returned to the issuer. The Company elected not to exercise its option to require the issuance of the second $6,000,000 debenture.

9. Income Taxes

        The provision for income taxes differs from the amount computed by applying the applicable U.S. statutory federal income tax rate of 34 percent to income (loss) before income taxes as a result of the following (in thousands):

	Year Ended December 31, 2001	Year Ended December 31, 2000
Federal tax provision (benefit) on income (loss) before income taxes at statutory federal income tax rate	$659	$(2,628)
Change in valuation allowance	(749)	2,689
State taxes, net of federal benefit	86	(306)
Research and development credits	—	(208)
Equity issuance costs	—	412
Stock compensation charges	—	(56)
Other	4	97

	$—	$—

        The components of the Company's deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2001	2000
Deferred tax assets
Accrued expenses and other liabilities	$172	$686
Allowance for doubtful accounts	33	40
Intangible assets	592	580
Fixed assets	267	218
Research and development credits	739	746
Capitalized development	1,646	—
Net operating loss carryforwards	12,976	14,270

	16,425	16,540

Deferred tax liabilities
Software development costs	(548)	(581)

	(548)	(581)

Net deferred tax asset before valuation allowance	15,877	15,959
Valuation allowance	(15,877)	(15,959)

	$—	$—

        At December 31, 2001, the Company had net operating loss and general business credit carryforwards available for tax purposes of approximately $34,147,000 and $739,000, respectively, which will expire in years 2003 through 2022 and 2007 through 2022, respectively. Under the Tax Reform Act of 1986, the amounts of, and the benefit from net operating loss carryforwards may be impaired or limited in certain circumstances, including ownership changes (as defined by the Internal Revenue Service). At December 31, 2001 and 2000, the Company has recorded a valuation allowance equal to its net deferred tax assets as management believes it is more likely than not that the net deferred tax assets will not be realized.

10. Equity Purchase Agreement

        On September 5, 2000, A.D.A.M. entered into a Common Stock Purchase Agreement with Fusion Capital Fund II, LLC. Pursuant to the Common Stock Purchase Agreement, Fusion Capital agreed to purchase up to $12,000,000 of the Company's common stock in two rounds of $6,000,000 each. The purchase price of the Company's common stock is based upon the future market price of the common stock. The Company determines the month of purchase based on its cash requirements. At the time of the sale, A.D.A.M. estimated that the maximum number of shares the Company would issue to be 1,200,000. Should the Company be required to issue 20% or more of its outstanding shares, measured as of the date of the agreement, then shareholder approval will be required. Total Company shares outstanding on September 5, 2000 were 5,627,127. The Company has the right to terminate the agreement at any time if more than 1,200,000 shares are issuable under the first tranche of the Common Stock Purchase Agreement. In conjunction with this transaction, the Company issued 154,286 shares of common stock that had a fair value equal to approximately $549,000 as a fee. Additional fees payable in shares with a fair value of $480,000 are required to be issued if the Company elects to enter into the second round. As of December 31, 2001, the Company has sold 963,920 shares of common stock pursuant to the agreement and received cash totaling approximately $2,370,000, including 663,920 shares for $1,373,000 in the year ended December 31, 2001. As of December 31, 2001, the Common Stock Purchase Agreement with Fusion Capital Fund II has expired.

11. Treasury Stock

        In April 1997, the Company's Board of Directors adopted a stock repurchase program. The program authorized repurchase of the Company's common stock from time to time in open market transactions on the Nasdaq Stock market. During the year ended March 31, 1999, the Company repurchased common stock at various times with an aggregate cost of $766,000. The Company used cash on hand to fund the repurchase program. The repurchased stock was held as treasury stock. There were no repurchases of common stock during the nine month period ended December 31, 1999 or the years ended December 31, 2000 and 2001. During 1999 and 2000, the Company has reissued all of the shares of treasury stock previously acquired to satisfy the exercise of common stock options, the conversion of the senior secured convertible debenture (Note 8) and shares issued under the equity purchase agreement (Note 10). During the year ended December 31, 2001, the Company received 70,464 shares of common stock from an employee of the Company as repayment for a note receivable entered into in March 2000. All of these shares were reissued during the year ended December 31, 2001 to employees that exercised stock options.

12. Common Stock Options and Warrants

        The Company has two stock option plans (the 1992 Option Plan and the 1991 Option Plan) under which the Company may grant incentive or non-qualified stock options to full-time employees and key persons. Options are granted at an exercise price as determined by the Company's Board of Directors which is not less than fair market value of the Company's common stock and the options generally vest ratably over a three-year period. Options granted under the 1992 Option Plan expire ten years from the date of grant. With respect to the 1991 Option Plan, all options granted under the plan have been exercised or expired. No further grants under the 1991 Option Plan are authorized.

        The Company has reserved 4,500,000 shares of common stock for issuance under the 1992 Option Plan.

        The Company's 1992 plan expired in 2002 and the Board has approved a new plan that will be voted on at the 2002 annual shareholder's meeting. The Company has reserved 1,500,000 shares of common stock for issuance under the new plan.

        During 2000, 75,875 warrants with an exercise price of $8.00 per share issued in connection with various debt and equity financings of the Company consummated prior to March 31, 1998, expired.

        The Company has adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Had compensation cost for the Company's stock option grants been determined based on the fair value at the grant date for awards in the years ended December 31, 2001 and 2000, and the nine months ended December 31, 1999 consistent with the provisions of SFAS 123, the

Company's net income (loss) and net income (loss) per share would have increased to the pro forma amounts indicated below (in thousands, except per share amounts):

		Year Ended December 31, 2001	Year Ended December 31, 2000	Nine Months Ended December 31, 1999
Net income (loss)
	As reported	$1,597	$(7,854)	$(9,579)
	Pro forma	(993)	(11,189)	(11,189)
Basic net income (loss) per share
	As reported	$0.25	$(1.42)	$(2.04)
	Pro forma	(0.15)	(2.02)	(2.15)
Diluted net income (loss) per share
	As reported	$0.24	$(1.42)	$(2.04)
	Pro forma	(0.15)	(2.02)	(2.15)

        The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the years ended December 31, 2001 and 2000 and the nine months ended December 31, 1999, respectively: Dividend yield of 0% for all periods; expected volatility of 114%, 115% and 81%, respectively; average risk-free interest rates of 4.20%, 6.47% and 5.74%, respectively; and an expected life of 3.5 for all periods with the exception of options granted during 2001, 2000 and 1999 with one-year vesting periods, which have an expected life of two years.

        The following table summarizes stock option activity for the years ended December 31, 2001 and 2000 and the nine months ended December 31, 1999:

	Shares	Exercise Price Per Share	Weighted Average Exercise Price	Weighted Average Fair Value
Outstanding at March 31, 1999	1,098,200	2.00-12.00	$5.37	$—
Granted	701,750	7.94-21.00	12.13	6.65
Exercised	(222,101)	2.00-8.00	4.65	—
Canceled or expired	(196,527)	13.00-20.63	15.25	—

Outstanding at December 31, 1999	1,381,322	2.00-21.00	6.81	—
Granted	1,016,556	3.50-15.00	8.97	5.70
Exercised	(67,252)	2.13-5.25	3.18	—
Canceled or expired	(470,924)	2.13-21.00	10.02	—

Outstanding at December 31, 2000	1,859,702	2.00-20.63	7.27	—
Granted	1,169,221	0.46-2.97	2.16	1.55
Exercised	(150,733)	1.94-2.63	1.94	—
Canceled or expired	(690,277)	1.94-20.00	6.49	—

Outstanding at December 31, 2001	2,187,913	0.46-20.63	5.77	—

Options exercisable at December 31, 2001	1,504,208

        The following table summarizes additional information about stock options outstanding at December 31, 2001:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2001	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2001	Weighted Average Exercise Price
$0.46	30,000	9.92	$0.46	30,000	$0.46
$1.94 to 2.94	912,118	8.78	2.30	475,691	2.51
$3.25 to 4.75	270,218	7.93	3.89	146,746	3.80
$5.00 to 5.91	433,561	6.76	5.45	430,282	5.45
$7.00 to 12.75	334,044	6.63	8.65	241,063	8.66
$13.00 to 20.63	207,972	7.96	13.78	180,426	13.76

	2,187,913	7.89	$5.16	1,504,208	$5.77

        During January 2000, the Company modified the terms of 22,900 options that had been granted to several employees. As a result of these modifications, the Company recognized approximately $86,000 of compensation expense for the year ended December 31, 2000 based on the fair value of the modified awards.

        In January 1999, the Company provided employee holders of options with exercise prices from $3.50 and higher the opportunity to cancel such options in exchange for an equal number of options with a vesting period of one year at the then current market price of $5.25. As a result of this election, 423,400 options were canceled and reissued in January 1999. As of December 31, 2001, the Company has 221,200

outstanding options with an exercise price of $5.25 that are considered variable. The new option exercise price equals the market price on the date of the repricing and, correspondingly, compensation expense was not recognized. The vesting period of these options is one year. As a result of the issuance of FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25", these options are being treated as variable awards. Accordingly, compensation cost shall be adjusted for increases in the fair value of the awards past $5.25 until these options are either exercised or forfeited. As of December 31, 2001, no compensation cost has been recognized for these options, as the fair value of the Company's common stock has not exceeded $5.25 per share.

13. Employee Benefit Plan

        The Company sponsors a defined contribution plan that provides all permanent employees of the Company an opportunity to accumulate funds for their retirement. In January 1999, the Company began to match the contributions of participating employees to the extent of 50% of the first 6% contributed by the participant. Company matching contributions to the plan were approximately $69,000 and $83,000 for the years ended December 31, 2001 and 2000, respectively.

14. Related Party Transactions

        During March 2000, the Company entered into a note receivable in the amount of $325,000 with an employee of the Company. In January 2001, the employee transferred 70,464 shares of common stock to the Company as settlement of the note. The Company recognized a loss of $191,000 on this transaction during the year ended December 31, 2000.

        On April 2, 2001, for a term beginning on January 1, 2001, the Company signed an 18-month sublease agreement with a company whose president is an A.D.A.M. board member. The Company is due 8,333 shares of the tenant's common stock monthly over the term of the agreement. The shares are valued at the fair market value of the leased space and are recorded on the Company's balance sheet as a long-term asset. The Company evaluates the asset for impairment at the end of each reporting period. Additionally, the Company received warrants to purchase 25,000 common shares of the tenant that fully vested on January 1, 2002.

        On May 30, 2001, the Company received a full-recourse Promissory Note from its Chief Executive Officer for approximately $341,000. The note earns interest of 6.25% per annum and is due in full on or before May 29, 2006. Part of the note, $291,000, is secured by 150,000 shares of A.D.A.M.'s common stock and is recorded in shareholders' equity. As of December 31, 2001, approximately $12,000 of interest has been earned and recorded on this note.

        During the year ended December 31, 2001, the Company acquired an additional preferred stock interest in ThePort, for $275,000 in cash, resulting in approximately 25% voting interest as of December 31, 2001. In connection with the preferred stock investment, the Company entered into a five-year agreement whereby the Company will have exclusive distribution rights to ThePort's products within the healthcare industry. As of December 31, 2001, A.D.A.M. has pre-paid $125,000 of the contract fee to be applied against future subscription fees. The Company has committed to generate $1,500,000 in subscription fees during the initial term of the agreement. During the year ended December 31, 2001, the Company's Chief Operating Officer was appointed to the Board of Directors of ThePort. The Company's Chief Executive Officer currently serves on the Board of Directors of ThePort, acquired an approximate 19% voting interest in ThePort in the nine months ended December 31, 1999 and accepted a convertible note from ThePort for $425,000 during the year ended December 31, 2001. The results of operations of this entity have been accounted for as an equity investment and accordingly, the Company records its share of the results of operations in the financial statements of the Company. For the year ended December 31, 2001, the Company recorded its share of ThePort's losses of $342,000. At December 31, 2001, the carrying value of this investment was $40,000.

        During the years ended December 31, 2001 and 2000, the Company sold approximately $112,000 and $92,000, respectively, of a product to a company which owns shares in the Company. During the years ended December 31, 2001 and 2000, the Company sold approximately $25,000 and $6,000, respectively, of product to a subsidiary of the company which owns shares in the Company. The Company earned royalty revenues of approximately $367,000 and $372,000, respectively, related to this subsidiary during the years ended December 31, 2001 and 2000. Additionally, the Company purchased approximately $13,000 and $15,000, respectively, of product from this subsidiary during the years ended December 31, 2001 and 2000 and recorded royalty expenses of approximately of $130,000 and $170,000, respectively.

        On June 22, 2001, A.D.A.M. sold its 50 percent ownership interest in the intellectual property rights associated with the A.D.A.M./Benjamin Cummings Interactive Physiology Series to Pearson Education, Inc. for $1,950,000 in cash resulting in a net gain $1,808,000 after expenses. The purchase price was determined through arms' length negotiations. Pearson Education, Inc. jointly developed and co-owned the A.D.A.M./Benjamin Cummings Interactive Physiology Series with A.D.A.M. The A.D.A.M./Benjamin Cummings Interactive Physiology Series is a learning tool available in both CD-ROM and Web-enabled versions that educates students on physiological concepts and processes associated with the human body's major systems.

15. Commitments and Contingencies

        The Company leases office space and equipment under noncancelable lease agreements expiring on various dates through 2005. The Company also has capital lease commitments for certain equipment. At December 31, 2001, future minimum rentals for noncancelable leases with terms in excess of one year were as follows (in thousands):

Year Ending December 31,	Operating Lease	Capital Lease
2002	$448	$38
2003	164	8
2004	23	—
2005	1	—

Total future minimum lease payments	$636	46

Less – amounts representing interest		(4)

Present value of future minimum lease payments		42
Less – current portion		34

		$8

        Rent expense for the years ended December 31, 2001 and 2000 were $421,000 and $736,000, respectively.

        The Company's current operating lease for its office headquarters ends in June 2002. The Company is currently in negotiations to sign a new lease in a new location for an approximate term of 8 years. During the year ended December 31, 2002, the Company expects to incur approximately $75,000 of moving expenses and $125,000 of leasehold improvements in association with the move to the new leased space.

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

        The Company is party to employment agreements with certain executives which provide for compensation and certain other benefits. The agreements also provide for severance payments under certain circumstances.

16. Segment Information

        Management operates in a single segment that is focused on the development and distribution of health/medical content.

        The Company exports its products through agreements which grant territorial rights to international and domestic distributors. During the years ended December 31, 2001 and 2000 and for the nine months ended December 31, 1999, the Company had net revenues from international sales of approximately $324,000, $418,000, and $222,000, respectively. A summary of revenues based on geographic location of customers is as follows (in thousands):

	Year Ended December 31, 2001	Year Ended December 31, 2000	Nine Months Ended December 31, 1999
United States	$8,622	$8,203	$2,922
Europe	69	58	105
Pacific Rim and Asia	86	110	36
Other	169	250	81

	$8,946	$8,621	$3,144

        Two customers contributed greater than 10% of total revenues for the years ended December 31, 2001 and 2000. One customer contributed greater than 10% of total revenue for the nine months ended December 31, 1999. The breakdown of revenues from each of these customers is as follows:

	Revenue for the Year Ended December 31, 2001		Revenue for the Year Ended December 31, 2000		Revenue for the Nine Months Ended December 31, 1999
Customer 1	$2,302	26%	$2,844	33%	$532	17%
Customer 2	1,048	12%	1,114	13%	—	0%
All Other	5,596	62%	4,663	54%	2,612	83%

	$8,946	100%	$8,621	100%	$3,144	100%

17. Restructuring Charges

        The Company began a restructuring plan during the last quarter of the nine months ended December 31, 1999. This plan resulted in the separation of three key executives, termination of various production employees located at the Company's San Francisco facility, the disposal of assets located at the San Francisco facility, and the disposal of obsolete consumer Web-related service arrangements and content that no longer had a future benefit. This restructuring resulted in a pre-tax charge of approximately $1,049,000 for the nine months ended December 31, 1999, including approximately $690,000 of non-cash charges for modified employee stock options. For the year ended December 31, 2000, the Company incurred approximately $733,000 of charges resulting from the completion of this plan, including approximately $86,000 of non-cash compensation charges for stock option modifications.

18. Quarterly Financial Information (unaudited)

	2001 Three Months Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Operating revenues	$2,076	$2,394	$2,351	$2,125
Operating income (loss)	99	24	339	(284)
Net income (loss)	44	1,717	281	(445)
Earnings per share – basic	$0.01	$0.27	$0.04	$(0.07)
Earnings per share – diluted	$0.01	$0.26	$0.04	$(0.07)
	2000 Three Months Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Operating revenues	$1,426	$2,083	$2,852	$2,260
Operating income (loss)(a)	(3,350)	(1,357)	(936)	7
Net loss(a)	(4,177)	(1,462)	(1,024)	(1,191)
Earnings per share basic and diluted	$(0.82)	$(0.27)	$(0.18)	$(0.20)

(a)
During the third quarter of 2000, we deconsolidated our investment in thePort.com. Losses incurred during the first and second quarter of 2000 have been adjusted as if this change occurred on January 1, 2000.

19. Subsequent Events

        On February 14, 2002, under the terms of an Agreement and Plan of Merger (the "Agreement") by and among A.D.A.M., NIS Acquisition Corp., Nidus Information Services, Inc. ("Nidus") and the stockholders of Nidus, A.D.A.M. completed the purchase of all of the outstanding common stock of Nidus. The total purchase price for the shares was 260,000 shares of A.D.A.M.'s common stock. Nidus was a privately held provider of in-depth reports on common health conditions and diseases. Nidus's core product, The Well-Connected reports, is written by experienced medical writers and is reviewed for accuracy by a board of physicians who have faculty positions at Harvard Medical School and Massachusetts General Hospital. The reports are distinguished from other information sources by their detail of information, quality and currency, including a rigorous editorial review schedule. The reports are available through print or web subscriptions and online licensing agreements to major healthcare providers and web portals, health content resellers and medical libraries.

SCHEDULE II

A.D.A.M., INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Twelve Months Ended December 31, 2001

Description	Balance at beginning of Period	Charged to Costs and Expenses	Accounts Written Off	Acquisitions	Balance at end of Period
	(Thousands of Dollars)
Allowance for doubtful accounts and product returns	$106	$65	$(99)	$14	$86

Valuation allowance for deferred taxes	$15,959	$(749)	$—	$667	$15,877

For the Twelve Months Ended December 31, 2000

Description	Balance at beginning of Period	Charged to Costs and Expenses	Accounts Written Off	Acquisitions	Balance at end of Period
	(Thousands of Dollars)
Allowance for doubtful accounts and product returns	$103	$137	$(134)	$—	$106

Valuation allowance for deferred taxes	$13,270	$2,689	$—	$—	$15,959

For the Nine Months Ended December 31, 1999

Description	Balance at beginning of Period	Charged to Costs and Expenses	Accounts Written Off	Acquisitions	Balance at end of Period
	(Thousands of Dollars)
Allowance for doubtful accounts and product returns	$373	$115	$(385)	$—	$103

Valuation allowance for deferred taxes	$9,818	$3,452	$—	$—	$13,270

QuickLinks

TABLE OF CONTENTS
PART I.
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II.
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
PART III.
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS OF MANAGEMENT
  ITEM 13. CERTAIN TRANSACTIONS
PART IV.
  ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
Report of Independent Accountants
A.D.A.M., Inc. Consolidated Balance Sheets (In thousands, except share data)
A.D.A.M., Inc. Consolidated Statements of Operations (In thousands, except per share data)
A.D.A.M., Inc. Consolidated Statements of Changes in Shareholders' Equity (In thousands, except share data)
A.D.A.M., Inc. Consolidated Statements of Cash Flows (In thousands)
A.D.A.M., Inc. Notes to Consolidated Financial Statements
  SCHEDULE II
A.D.A.M., INC. SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the Twelve Months Ended December 31, 2001
For the Twelve Months Ended December 31, 2000
For the Nine Months Ended December 31, 1999