Form 10-Q
period 2002-03-31
ADAM INC
filed 2002-05-15
CIK 863650

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 14, 2002 there were 7,564,284 shares of the Registrant’s Common Stock, par value $.01 per share, outstanding (excluding shares held in treasury by the Registrant).

A.D.A.M., Inc.

Index

March 31, 2002

A.D.A.M., Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	March 31, 2002	December 31, 2001

	(unaudited)	(audited)
Assets

Current assets:
Cash and cash equivalents	$3,556	$2,878
Restricted time deposits	61	61
Accounts receivable (net of allowances of $104 and $86, respectively)	1,480	1,949
Non-interest bearing note receivable (net of unamortized discount of $9 and $13, respectively)	133	128
Inventories, net	132	147
Prepaids and other assets	404	273
Total current assets	5,766	5,436

Property and equipment, net	378	459
Intangible assets, net	2,765	2,136
Goodwill	2,143	1,473
Restricted time deposits	188	187
Non-interest bearing note receivable (net of unamortized discount of $0 and $5, respectively)	—	18
Note receivable from related party	68	62
Other non-current assets	56	90
Total assets	$11,364	$9,861

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable and accrued expenses	$1,106	$1,025
Deferred revenue	2,047	1,621
Current portion of capital lease obligations	31	34
Total current liabilities	3,184	2,680

Capital lease obligations (net of current portion)	2	8
Total liabilities	3,186	2,688

Shareholders' equity:
Common Stock, $.01 par value; 20,000,000 authorized; 7,602,435 and 7,295,602 shares issued and outstanding, respectively	76	73
Note receivable from shareholder	(291)	(291)
Other shareholders' equity	8,393	7,391
Total shareholders' equity	8,178	7,173
Total liabilities and shareholders' equity	$11,364	$9,861

The accompanying notes are an integral part of these condensed consolidated financial statements.

A.D.A.M., Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2002	2001
Total net revenues	$2,108	$2,076

Operating expenses:
Cost of revenues	285	139
General and administrative	438	588
Product and content development	655	517
Sales and marketing	687	577
Depreciation and amortization	242	156

Total operating expenses	2,307	1,977

Operating income (loss)	(199)	99

Interest income, net	24	12
Realized loss on sale of investment securities	—	(18)

Income (loss) before losses from affiliate	(175)	93

Losses from affiliate (see Note 6)	(55)	(49)

Net income (loss)	$(230)	$44

Basic net income (loss) per common share	$(0.03)	$0.01

Basic weighted average number of common shares outstanding	7,180	6,195

Diluted net income (loss) per common share	$(0.03)	$0.01

Diluted weighted average number of common shares outstanding	7,180	6,220

The accompanying notes are an integral part of these condensed consolidated financial statements.

A.D.A.M., Inc.

Condensed Consolidated Statement of Changes in Shareholders' Equity

(In thousands, except share data)

(unaudited)

			Additional Paid-in Capital	Common Stock Warrants
	Common Stock				Accumulated Deficit	Subscription Receivable
	Shares	Amount					Total

Balance at December 31, 2001	7,295,602	$73	$46,991	$353	$(39,953)	$(291)	$7,173

Net loss	—	—	—	—	(230)	—	(230)
Exercise of stock options	11,833	—	25	—	—	—	25
Stock issuance in connection with acquisition and asset purchase	295,000	3	1,207	—	—	—	1,210

Balance at March 31, 2002	7,602,435	$76	$48,223	$353	$(40,183)	$(291)	$8,178

The accompanying notes are an integral part of these condensed consolidated financial statements

A.D.A.M., Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Three Months Ended March,

	2002	2001

Net cash provided by (used in) operating activities	$935	$(454)

Investing activities
Purchases of property and equipment	(38)	(4)
Proceeds from sales of property and equipment	—	5
Proceeds from sales of investment securities	—	156
Redemption of restricted time deposit	—	26
Repayments on note receivable	23	47
Software development costs	(173)	(156)
Acquisition and asset purchase, net of cash acquired	(84)	—
Net cash provided by (used in) investing activities	(272)	74

Financing activities
Repayments on capital leases	(10)	—
Proceeds from sales of common stock	—	576
Proceeds from exercise of common stock options and warrants	25	—
Net cash provided by financing activities	15	576

Increase in cash and cash equivalents	678	196
Cash and cash equivalents, beginning of period	2,878	1,242

Cash and cash equivalents, end of period	$3,556	$1,438

Interest paid	$3	$7

The accompanying notes are an integral part of these condensed consolidated financial statements.

A.D.A.M., Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

March 31, 2002

1. BUSINESS AND BASIS OF PRESENTATION

Business

A.D.A.M., Inc. (“A.D.A.M.,” “we” or the “Company”) serves healthcare organizations, medical professionals, health-interested consumers and students as a leading publisher of visually engaging health and medical information products. A.D.A.M. products are used for learning about health, wellness, disease, clinical treatments, alternative medicine, nutrition, anatomy and general medical reference in both the healthcare and education markets. A.D.A.M. products contain physician-reviewed text, in-house developed medical graphics and multimedia interactivity to create health information solutions that offer a unique “visual learning” experience. Today, A.D.A.M. employs a growing range of media, including Internet, software, CD-ROM, television and print, to deploy its proprietary content assets and products.

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles accepted in the United States of America (“GAAP”) for interim financial information, the general instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC.  Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. These interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

Certain amounts in the prior years’ financial statements have been reclassified to conform with the current year presentation.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002 or any future period.

2. ACQUISITIONS

Integrative Medicine Communications, Inc.

In December 2001, the Company acquired 100% of the outstanding common stock of Integrative Medicine Communications, Inc. (“IMC”) for 470,000 shares of A.D.A.M.’s common stock.  IMC was a privately held provider of science-based information on wellness and alternative medicine to healthcare professionals and consumers. Based in Newton, Massachusetts, IMC is one of the leading providers of health information in the rapidly emerging field of complimentary and alternative medicine (“CAM”). IMC’s core product, Access 2.0, is a non-biased, peer-reviewed information database that bridges the gap between conventional and alternative medicine and provides a foundation for patients and consumers to dialog with their healthcare providers. Access 2.0 includes information on conditions and treatment modalities as well as herbal, supplemental and conventional medicine remedies. The products, which include a comprehensive, web-enabled database of condition, herbal and supplemental monographs, are designed for use by both the professional clinician and the consumer.

CAM is a growing segment in the healthcare industry. Many healthcare providers are developing CAM departments to address the needs of their physicians and patients requesting information on alternative medical treatments. As a result, the Company plans to integrate the CAM products into a larger portfolio of content products that will be offered to the healthcare industry. In addition, IMC publishes a weekly online newsletter and a monthly newsletter targeted to physicians on issues and news surrounding the use of CAM. Currently, there are approximately 1,500 subscribers to the newsletter. The Company plans to aggressively expand the subscriber base through direct marketing efforts.

Based upon the purchase agreement, we had an obligation to issue 470,000 shares of our common stock in exchange for all the outstanding common stock of IMC, subject to adjustment.  On April 2, 2002, the number of shares was reduced by 42,734, with a subsequent decrease in goodwill of $117,000.

Nidus Information Services, Inc.

In February 2002, the Company acquired 100% of the outstanding common stock of Nidus Information Services, Inc. (“Nidus”) for 260,000 shares of A.D.A.M.’s common stock. Nidus was a privately held provider of in-depth patient education reports on common health conditions and diseases. Nidus’s core product, the WELL-CONNECTED™ patient education report library, is written by experienced medical writers and reviewed for accuracy by a board of physicians who have faculty positions at Harvard Medical School and Massachusetts General Hospital. The reports are distinguished from other information sources by their detail of information, quality and currency, including rigorous editorial review. The reports are available through print or web subscriptions and online licensing agreements with major healthcare providers and web portals, health content resellers and medical libraries.

In accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”), the total purchase price of both the IMC and Nidus acquisitions were allocated to the net tangible assets and intangible assets, including goodwill, acquired based on the estimated fair value at the date of acquisition. The results of Nidus’s operations have been included in the condensed consolidated financial statements since February 14, 2002.

The following table summarizes the allocation of the fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

	IMC Purchase		IMC Adjusted	Nidus Purchase
	Price Allocation		Purchase Allocation	Price Allocation
	December 31,	Allocation	March 31,	March 31,
	2001	Adjustment	2002	2002
Current assets	$315		$315	$41
Property and equipment	26		26	—
Intangible assets	1,053		1,053	560
Goodwill	1,473	11	1,484	658
Total assets acquired	2,867		2,878	1,259

Current liabilities	(776)	(11)	(787)	—
Deferred revenue	(511)		(511)	(118)
Long-term liabilities	(8)		(8)	—
Total liabilities assumed	(1,295)		(1,306)	(118)
Net assets acquired	$1,572		$1,572	$1,141

The following table shows the allocation of the purchase price to intangibles with a definite life and their amortization period (in thousands):

	Purchase	Amortization	Amortization
Assets	Price	Period	2002	2003	2004	2005
IMC
Purchased intellectual content	$807	3 Years	$269	$269	$247	$—
Purchased customer contracts	$246	2 Years	$123	$113	$—	$—

NIDUS
Purchased intellectual content	$472	3 Years	$138	$157	$157	$20
Purchased customer contracts	$88	2 Years	$38	$44	$6	$—

			$568	$583	$410	$20

The following unaudited pro forma financial information reflects the results of operations for the three months ended March 31, 2002 and 2001, as if the acquisitions had occurred on January 1, 2001. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisitions actually taken place on January 1, 2001 and may not be indicative of future operating results. The unaudited pro forma results are summarized as follows (in thousands, except per share amounts):

	Three Months Ended March 31,

	2002	2001

Revenues	$2,178	$2,777
Net loss	$(255)	$(668)
Basic and diluted net loss per share	$(0.03)	$(0.10)

3. INTANGIBLE ASSETS

Intangible assets consist of purchased intellectual content, purchased customer contracts, capitalized software development costs for products to be sold, leased or otherwise marketed, and software development costs for internal use software.

For the three months ended March 31, 2002, purchased intellectual content and purchased customer contracts represent intangible assets acquired in December 2001 from IMC and in February 2002 from Nidus (see Note 2).

Capitalized software development costs for products to be sold, leased or otherwise marketed consist principally of salaries and certain other expenses directly related to the development and modifications of software products capitalized in accordance with the provisions of SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”. Amortization of capitalized software development costs is provided at the greater of the ratio of current product revenue to the total of current and anticipated product revenue or on a straight-line basis over the estimated economic life of the software, which the Company has determined to generally be 24 months.

In accordance with the American Institute of Certified Public Accountants Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”, the Company expenses costs incurred in the preliminary project planning stage, and thereafter, capitalizes costs incurred in the developing or obtaining of internal use software. Costs such as maintenance and training are expensed as incurred. Capitalized costs are amortized over their estimated useful lives, which is three years.

Intangible assets are summarized as follows (in thousands):

	Estimated
	amortizable	March 31,	December 31,
	lives (years)	2002	2001
Capitalized software products to be sold, leased or otherwise marketed	2	$2,268	$1,972
Software developed for internal use	3	325	300
Purchased intellectual content	3 - 5	1,279	807
Purchased customer contracts	2	334	246
		4,206	3,325

Less accumulated amortization		(1,441)	(1,189)
Intangible assets, net		$2,765	$2,136

Amortization expense for the three months ended March 31, 2002 and 2001 was $123,000 and $20,000, respectively.

4. RECENT ACCOUNTING PRONOUCEMENTS

SFAS No. 141 and SFAS No. 142

In July 2001, the Financial and Accounting Standards Board (“FASB”) issued SFAS 141 and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 became effective for any business combinations initiated after June 30, 2001, while SFAS 142 became effective on January 1, 2002.

•                  SFAS 141 generally requires the use of the purchase method to account for any acquisitions initiated after June 30, 2001 and eliminates the pooling-of-interest method. The Company’s adoption of this standard did not have a material effect on its financial position, results of operations and cash flows.

We have applied SFAS 141 in our allocation of the purchase prices to IMC acquired in December 2001 and Nidus acquired in February 2002.  A.D.A.M. has no other acquisitions recorded in its financial statements.

•                  SFAS 142 affects how the Company accounts for goodwill and other intangible assets acquired in both previous and any future acquisitions. SFAS 142 prohibits the amortization of goodwill associated with acquisitions made after June 30, 2001. SFAS 142 also requires an impairment test on goodwill be performed at least annually beginning in 2002. On an ongoing basis (absent any impairment indicators), we will be performing the impairment test on an annual basis.

A.D.A.M. adopted SFAS 142 on January 1, 2002 and based on cash flow and earnings projections the Company recorded no impairment to goodwill and other intangible assets. Since the Company did not have any goodwill recorded prior to the IMC acquisition, the provision of SFAS 142 requiring companies to stop amortizing goodwill will have no impact on the ongoing operating results of the Company or the comparability of such results with prior periods.  As of March 31, 2002, A.D.A.M. has recorded $2,142,000 of goodwill attributable as follows: $1,484,000 for our IMC acquisition and $658,000 for our Nidus acquisition.

SFAS No. 144

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, but retains its fundamental provisions for recognition and measurement of the impairment of long-lived assets to be held and used and those to be disposed of by sale. The Company’s adoption of this standard as of January 1, 2002 did not have a material effect on its financial position, results of operations and cash flows.

5. EARNINGS (LOSS) PER COMMON SHARE

Net income (loss) per share is computed in accordance with SFAS No. 128, “Earnings Per Share”. The Company computes basic income (loss) per share by dividing net income by the weighted average number of issued common shares for each period. Diluted income (loss) per share is based upon the addition of the effect of common stock equivalents (stock options and warrants) to the denominator of the basic income (loss) per share calculation using the treasury stock method, if their effect is dilutive.  The computation of income (loss) per share for the three months ended March 31, 2002 and 2001 is as follows (in thousands, except per share data):

	Three Months Ended March 31,

	2002	2001

Net income (loss)	$(230)	$44
Weighted average common shares outstanding	7,180	6,195
Weighted average common shares equivalents (stock options and warrants)	—	25
Weighted average diluted common shares outstanding	7,180	6,220
Net income (loss) per share:
Basic	$(0.03)	$0.01
Diluted	$(0.03)	$0.01

Anti-dilutive stock options and warrants outstanding	3,048	2,193

For the three months ended March 31, 2002, diluted net loss per share does not differ from basic net loss per share since potential common shares from the exercise of stock options and warrants are all treated as anti-dilutive.  The Company had 3,048,406 options and warrants outstanding which were anti-dilutive for the three months ended March 31, 2002 and 2,176,317 options and warrants outstanding which were anti-dilutive for the three months ended March 31, 2001.

6. NON-CONSOLIDATED AFFILIATE

A.D.A.M. has one non-consolidated affiliate, ThePort Network, Inc. (formerly ThePort.com, Inc.) (“ThePort”).  ThePort’s flagship product is the ThePort Network which provides a true bi-directional communications channel between end users and organizations, delivering an enhanced user experience and enabling organizations to recognize the promise of 1-to-1 and event-based marketing and communications. As of March 31, 2002, A.D.A.M. currently has an approximate 24% voting interest in ThePort and this investment is being accounted for under the equity method.

The summarized financial information for ThePort is as follows (in thousands):

	Three Months Ended March 31,

	2002	2001

Net sales	$—	$45

Net loss	$(233)	$(234)

7. RELATED PARTY TRANSACTIONS

Sublease with A.D.A.M Board Member

On April 2, 2001, for a term beginning on January 1, 2001, the Company signed an 18-month sublease agreement with a company whose president is an A.D.A.M. board member. The Company is due 8,333 shares of the tenant’s common stock monthly over the term of the agreement. The shares are valued at the fair market value of the leased space and are recorded on the Company’s balance sheet as a long-term asset. As of March 31, 2002, the shares were valued at approximately $53,000. The Company evaluates the asset for impairment at the end of each reporting period. Additionally, the Company received warrants to purchase 25,000 common shares of the tenant that fully vested on January 1, 2002.

Promissory Note with A.D.A.M’S Chief Executive Officer

On May 30, 2001, the Company received a full-recourse Promissory Note from its Chief Executive Officer for approximately $341,000. The note earns interest of 6.25% per annum and is due in full on or before May 29, 2006. Part of the note, $291,000, is secured by 150,000 shares of A.D.A.M.’s common stock and is recorded in shareholders’ equity. As of March 31, 2002, approximately $18,000 of interest has been accrued on this note.

Investment and Sublease with ThePort Network, Inc.

During the year ended December 31, 2001, the Company acquired an additional preferred stock interest in ThePort for $275,000 in cash.  During the three months ended March 31, 2002, the Company accepted 70,220 shares of common stock valued at approximately $18,000 in ThePort pursuant to the sublease between the parties (see paragraph below).  As of March 31, 2002, A.D.A.M. currently has an approximate 24% voting interest in ThePort.

In connection with the preferred stock investment, the Company entered into a five-year agreement whereby the Company will have exclusive distribution rights to ThePort’s products within the healthcare industry. As of March 31, 2002, A.D.A.M. has pre-paid $125,000 of the contract fee to be applied against future subscription fees. The Company has committed to generate $1,500,000 in subscription fees during the initial term of the agreement.

During the year ended December 31, 2001, the Company’s Chief Operating Officer was appointed to the Board of Directors of ThePort. The Company’s Chief Executive Officer currently serves on the Board of Directors of ThePort, has acquired an approximate 18% voting interest in ThePort and during the year ended December 31, 2001, accepted a convertible note from ThePort for $425,000.

On April 10, 2002, for a term beginning on November 1, 2001, the Company signed an 8-month sublease agreement with ThePort. The Company is due 14,044 shares of ThePort’s common stock monthly over the term of the agreement. The shares are valued at the fair market value of the leased space.

The results of operations of ThePort have been accounted for as an equity investment and accordingly, the Company records its share of the results of operations in the condensed consolidated financial statements of the Company for the three months ended March 31, 2002 and 2001. The Company recorded its share of ThePort’s losses of approximately $55,000 for the three months ended March 31, 2002 and its share of ThePort’s losses of approximately $49,000 for the three months ended March 31, 2001. At March 31, 2002, the carrying value of this investment was approximately $3,000. At December 31, 2001, the carrying value of this investment was approximately $40,000.

8. COMMITMENTS

As mentioned in Note 7, the Company has entered into a five-year agreement whereby the Company will have exclusive distribution rights to ThePort’s products within the healthcare industry.  In addition to this distribution agreement, A.D.A.M. has entered into certain agreements to license content for its services from various unrelated third parties.  The Company also has contractual obligations at March 31, 2002, relating to real estate, capital and operating lease arrangements.

The Company does not have any investments in joint ventures or special purpose entities, and does not guarantee the debt of any third parties. The Company’s subsidiaries are 100% owned by the Company and are included in its condensed consolidated financial statements. Our headquarters are located in approximately 26,000 square feet of leased office space in Atlanta, Georgia. The space is leased for a term ending in June 2002 but we have extended the lease for an additional two months with the same terms and conditions as the original lease. We are currently in negotiations to sign a lease for approximately 15,000 square feet of leased office space in or around Atlanta, Georgia for a term of approximately eight years. During the third quarter of 2002 we expect to incur approximately $75,000 of moving expenses and $125,000 of leasehold improvements in association with our move to new leased space.

Total payments due and estimated under distribution agreements, license payments and real estate, operating and capital leases for the remainder of 2002 and beyond are listed below:

Year	Distribution Agreements	License Agreements	Real Estate Leases		Operating Leases	Capital Leases	Total

2002	$—	$112,500	$306,534	(1)	$71,049	$20,735	$510,818
2003	—	150,000	430,343	(2)	48,909	8,309	637,561
2004	125,000	80,000	315,000	(3)	23,478	—	543,478
2005	500,000	—	315,000	(3)	555	—	815,555
2006	750,000	—	315,000	(3)	—	—	1,065,000
Thereafter	—	—	1,102,500	(3)	—	—	1,102,500

(1) Includes an estimate of $105,000 for the lease expense associated with the new office space.

(2) Includes an estimate of $315,000 for the lease expense associated with the new office space.

(3) Represents an estimate of the lease expense associated with the new office space.

9. CONCENTRATIONS

For the three months ended March 31, 2002, one customer accounted for approximately 28% of revenues.  For the three months ended March 31, 2001, two customers accounted for approximately 28% and 17% of revenues, respectively.

10. INCOME TAXES

No provision for income taxes has been reflected for the three months ended March 31, 2002 as the Company has sufficient net operating loss carry forwards to offset taxable income.  Additionally, the Company currently meets the requirements for the small corporation exemption for Alternative Minimum Tax purposes.  As of March 31, 2002, the Company continues to maintain a valuation allowance against its total net deferred tax asset balance.

11. LEGAL PROCEDINGS

On April 25, 1996, a class action lawsuit in Fulton County Superior Court in Atlanta, Georgia was filed against the Company and certain of its then officers and directors. The complaint alleges violations of sections 11, 12(2) and 15 of the Securities Act of 1933, violations of the Georgia Securities Act and negligent misrepresentation arising out of alleged disclosure deficiencies in connection with the Company’s initial public offering, which was completed on November 10, 1995. The complaint seeks compensatory damages and reimbursements for plaintiff’s fees and expenses. A motion to dismiss is pending and the Company and its officers and directors are vigorously defending against the allegations.  A Notice of Status Conference has been scheduled for May 15, 2002 where we intend to ask the court to take up our motion to dismiss.

The Company is subject to other legal proceedings and claims that have arisen in the ordinary course of its business. Management believes, based upon the advice of counsel, that ultimate resolution of these matters will not have a material adverse effect on the condensed consolidated financial statements taken as a whole.

12. SUPPLEMENTAL CASH FLOW

Cash and cash equivalents include cash on hand and on deposit and highly liquid investments with an original maturity of three months or less. Cash payments of interest for the three months ended March 31, 2002 and March 31, 2001 include interest of approximately $3,000 and $7,000, respectively.

For the three months ended March 2001, A.D.A.M. incurred no non-cash interest expense charges. For the three months ended March 2001, A.D.A.M. incurred non-cash interest expense charges totaling approximately $8,000 for the amortization expense related to the discount on the note payable issued December 31, 1999.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTSOF OPERATIONS

GENERAL

The following information should be read in conjunction with the consolidated financial statements and the notes thereto and in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

A.D.A.M.  serves healthcare organizations, medical professionals, health-interested consumers and students as a leading publisher of visually engaging health and medical information products. A.D.A.M. products are used for learning about health, wellness, disease, clinical treatments, alternative medicine, nutrition, anatomy and general medical reference in both the healthcare and education markets. A.D.A.M. products contain physician–reviewed text, in-house developed medical graphics and multimedia interactivity to create health information solutions that offer a unique “visual learning” experience. Today, A.D.A.M. employs a growing range of media, including Internet, software, CD-ROM, television and print, to deploy its proprietary content assets and products.

The Company’s proprietary content library, more than 16 years in the making, includes:

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

•                  interactive tools;

•                  unique technology for viewing the human body’s anatomy; and

•                  an advanced content management system the Company is implementing.

For the past several years, consumer demand for accurate, credible health information has been increasing at a rapid pace. As the Internet has emerged as a significant global communications medium, it has fueled the consumer’s ability to better understand, manage and play a more active role in their personal health. According to a recent Harris Interactive survey, in 2001 nearly 100 million Americans were going online in search of health information.

Results from other recent surveys showed that large portions of these “health seekers” believe that the ability to find credible health information on the Internet empowers them to make more informed personal health choices. In the Harris survey for example, 70% of the survey respondents took additional healthcare actions by making a personal treatment decision, urging a family member or friend to visit a doctor, or changing their lifestyle habits.

The rapid growth of the Internet as a tool for information research and the increasing appetite consumers have for health information has resulted in a proliferation of web sites offering health–related content. While this proliferation has had a positive effect for consumers, it has also raised concerns over the credibility and accuracy of the information being made available. The combined effect of consumers having access to large amounts of information that may or may not be credible is further taxing healthcare providers as they struggle to answer patient’s questions or spend additional time redirecting them to other information sources.

The trend for healthcare organizations today is to use health information in two ways:

•                  to increase the number of encounters with their organization by providing content that connects a consumer or patient directly to a facility’s services or products; and,

•                  to improve the efficiency of the provider–patient relationship by providing relevant, credible information.

The Company has begun the implementation of an advanced content management system that will enable it to take full advantage of the Company’s diverse content assets. The new system is intended to enable A.D.A.M. to produce new content products with minimal development costs, access assets more effectively, and deliver products to customers in a more efficient manner. The new system will also streamline the Company’s ability to update and maintain its products by providing more real-time update tools to its internal and external reviewers. In calendar 2001, the Company signed a license agreement with Interwoven, a leading content infrastructure company, which provides A.D.A.M. with key technology components for this new system. The Company expects to implement the new system in the second quarter of 2002.

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

CRITICAL ACCOUNTING POLICIES

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these condensed consolidated financial statements requires the Company to make estimates and judgments that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes. On an on-going basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, intangible assets, income taxes, contingencies and litigation. The Company bases its estimates on experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its condensed consolidated financial statements.

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”), as amended by SAB 101A and 101B. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

The Company generates revenues mainly in two ways-Internet–based licensing and shipped product sales. Internet revenues consist primarily of platform license fees that usually consist of an annual, up-front charge that is recognized ratably over the term of the license agreement beginning upon customer acceptance. Revenues from licensing arrangements are recognized after delivery has occurred, when the Company has determined that the fees from the agreement are fixed and determinable and there are no significant return or acceptance provisions. Fees billed in advance of the performance of services are recorded as deferred revenue and are recognized as the services are performed. Payments, or installment invoices for licensing arrangements, received in advance of shipments are recorded as deferred revenue and are recognized as revenue when the related software is shipped and all other revenue recognition criteria have been met. Product revenues represent the sales of software products and revenues earned under certain royalty agreements. Revenues from product sales are generally recognized at the time title passes to customers, distributors or resellers. Revenues from royalty agreements are recognized as earned based upon performance or product shipment.

Capitalized Software Development Costs

We capitalize internal software development costs in accordance with Financial and Accounting Standards Board (“FASB”) Statement No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” This statement specifies that costs incurred internally in creating a computer software product shall be charged to expense when incurred as research and development until technological feasibility has been established for the product. Technological feasibility is established upon completion of all planning, designing, and testing activities that are necessary to establish that the product can be produced to meet its design specifications including functions, features, and technical performance requirements. We cease capitalization of internally developed software when the product is made available for general release to customers and thereafter, any maintenance and customer support is charged to expense when related revenue is recognized or when those costs are incurred.

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

We also capitalize internal software development costs in accordance with the American Institute of Certified Public Accountants Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” This statement specifies that computer software development costs for computer software intended for internal use occurs in three stages: (1) the preliminary project stage, where costs are expensed as incurred, (2) the application development stage, where costs are capitalized, and (3) the post-implementation or operation stage, where again costs are expense as incurred. We cease capitalization of developed software for internal use when the software is ready for its intended use and placed in service. We amortize such capitalized costs as cost of sales on a product-by-product basis using the straight-line method over a period of three years. We continually evaluate the usability of the products that make up our capitalized costs and if certain circumstances arise such as the introduction of new technology in the marketplace that management intends to use in place of the capitalized project, then a material write down of capitalized costs could adversely affect any reporting period in which the write down occurs.

Goodwill and Intangible Assets

The Company has recorded goodwill in connection with its acquisitions of Integrative Medicine Communications, Inc. (“IMC”) in December 2001, and Nidus Information Services, Inc. (“Nidus”) in February 2002. In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”) and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).

SFAS 141 requires the purchase method of accounting for all business combinations and that certain acquired intangible assets in a business combination be recognized as assets separate from goodwill. We have applied SFAS 141 in our allocation of the purchase price to the IMC and Nidus acquisitions.

SFAS 142 requires that goodwill and other intangibles that have an indefinite life are no longer to be amortized but are to be tested for impairment at least annually. In assessing impairment the Company must make judgments and assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective net assets. Other factors that could cause impairment could result from a significant decline in our stock price for a sustained period and our market capitalization relative to net book value. If these estimates or their related assumptions change in the future, the Company may be required to record an impairment charge for the recorded goodwill. We currently do not expect to record an impairment charge upon completion of the annual impairment review in 2002. However, there can be no assurance that at the time the review is completed a material impairment charge will not be recorded. Since the Company did not have any goodwill recorded prior to the IMC and Nidus acquisitions, the provision of SFAS 142 requiring companies to stop amortizing goodwill will have no impact on the ongoing operating results of the Company or the comparability of such results with prior periods.

Variable Stock Options

In March 2000, the FASB issued Financial Interpretations No. 44 (“FIN 44”), “Accounting for Certain Transactions involving Stock Compensation (an interpretation of APB Opinion No. 25).” This opinion provides guidance on the accounting for certain stock option transactions and subsequent amendments to stock option transactions. FIN 44 was effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. We have from time to time since 1991 granted stock options to our employees to purchase shares of our common stock. Certain of these options were canceled at the option of their holders on January 14, 1999, and then replaced that day on a one-for-one basis with new options with an exercise price equal to the closing market price that day.

The adoption of FIN 44 did not have a material impact on A.D.A.M.’s financial position or results of operations for the three months ended March 31, 2002. This interpretation requires variable accounting treatment for options that have been modified from their original terms. Accordingly, compensation cost shall be adjusted for increases or decreases in the intrinsic value of the modified awards in subsequent periods and until the awards have been exercised, forfeited, or expired. As of March 31, 2002, the Company has 221,200 outstanding options with an exercise price of $5.25 that are considered variable under this interpretation. Because the stock price since the effective date of July 1, 2000 has been below $5.25, the Company has not recorded any compensation cost related to the repriced options issued on January 14, 1999. Should our stock price climb above $5.25 our operating results will be affected until the stock options are either exercised or forfeited and could adversely affect any reporting period in which the variable accounting is required. Any charges that result from these variable options would be non-cash operating expenses and will be reported on a separate line item.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2002 with the Three Months Ended March 31, 2001

Revenues

	Three Months
	Ended March 31,				2002 % of	2001 % of
	2002	2001	$ Change	% Change	Total Rev	Total Rev

Healthcare	$1,729	$1,729	$—	0.0%	82.0%	83.3%
Education	$360	$331	$29	8.8%	17.1%	15.9%
Other	$19	$16	$3	18.8%	0.9%	0.8%
Total Net Revenues	$2,108	$2,076	$32	1.5%	100.0%	100.0%

Total net revenues increased $32,000, or 1.5%, to $2,108,000 for the three months ended March 31, 2002 compared to $2,076,000 for the three months ended March 31, 2001.

Net revenues from the healthcare market were unchanged at $1,729,000 for the three months ended March 31, 2002 and the three months ended March 31, 2001.  The inclusion of revenues from sales of the IMC and Nidus licensed products offset lower healthcare market revenues from A.D.A.M.’s licensed products.  A.D.A.M.’s licensed product revenues were primarily lower due to the loss of one customer that contributed 17% of total revenues in the three months ended March 31, 2001.  As a percent of total net revenues, net revenues from the healthcare market decreased to 82.0% for the three months ended March 31, 2002 compared to 83.3% for the three months ended March 31, 2001.

Net revenues from the education market increased $29,000, or 8.8% to $360,000 for the three months ended March 31, 2002 compared to $331,000 for the three months ended March 31, 2001. The increase is primarily attributable to sales resulting from our A.D.A.M. Online Anatomy product which was not released until the second quarter of 2001. As a percent of total net revenues, net revenues from the education market increased to 17.1% for the three months ended March 31, 2002 compared to 15.9% for the three months ended March 31, 2001.

Operating Expenses

	Three Months
	Ended March 31,				2002 % of	2001 % of
	2002	2001	$ Change	% Change	Total Rev	Total Rev

Costs of Goods Sold	$285	$139	$146	105.0%	13.5%	6.7%
General and Administration.	$438	$588	$(150)	-25.5%	20.8%	28.3%
Production	$655	$517	$138	26.7%	31.1%	24.9%
Sales and Marketing	$687	$577	$110	19.1%	32.6%	27.8%
Depreciation and Amortization	$242	$156	$86	55.1%	11.5%	7.5%
Total Operating Expenses	$2,307	$1,977	$330	16.7%	109.4%	95.2%

Cost of revenues increased $146,000, or 105.0%, to $285,000 for the three months ended March 31, 2002 compared to $139,000 for the three months ended March 31, 2001. Cost of revenues includes shipped product components, packaging and shipping costs, newsletter printing costs, distribution license fees, royalties and amortization of capitalized software development costs.  This increase is primarily the result of the increase in software amortization due to the creation of new products and increased distribution license fees from the sales of our Spanish language products. This increase is also attributable to the increase of royalty expenses resulting from the acquisition of IMC and Nidus. As a percent of total net revenues, cost of revenues increased to 13.5% for the three months ended March 31, 2002 compared to 6.7% for the three months ended March 31, 2001.

General and administrative expenses decreased $150,000, or 25.5%, to $438,000 for the three months ended March 31, 2002 from $588,000 for the three months ended March 31, 2001. This decrease is primarily attributable to a $63,000 decrease in salary expense for the three months ended March 31, 2002, due to a decrease in headcount in all departments during the later part of 2001.  The Company also realized $36,000 in lower costs as a result of lower employee recruiting costs and employee benefits during the three months ended March 31, 2002. This decrease is also due to the write-off of $89,000 of assets in the three months ended March 31, 2001 due to the closing of the Company’s San Francisco office. These decreases were offset somewhat by the inclusion of $49,000 of IMC and Nidus’s administrative expenses during the three months ended March 31, 2002.  As a percent of total net revenues, general and administrative costs decreased to 20.8% for the three months ended March 31, 2002 compared to 28.3% for the three months ended March 31, 2001.

Product and content development costs increased $138,000, or 26.7%, to $655,000 for the three months ended March 31, 2002 from $517,000 for the three months ended March 31, 2001.  This increase is partially attributable to an increase in editorial expenses of $67,000 incurred to keep our content products updated, and an increase of $123,000 due to additions of IMC and Nidus’s production and development costs during the three months ended March 31, 2002. These increased expenses were partially offset by $22,000 in lower product and content development costs for A.D.A.M.’s production departments and by $30,000 in decreased production expenses related to the discontinuing of operations of the DrGreene.com web site during the three months ended March 31, 2001. As a percent of total net revenues, product development costs increased to 31.1% for the three months ended March 31, 2002 compared to 24.9% for the three months ended March 31, 2001.

Sales and marketing expenses increased $110,000, or 19.1%, to $687,000 for the three months ended March 31, 2002 from $577,000 for the three months ended March 31, 2001. This increase is attributable to the acquisition of IMC and Nidus, which increased expenses $144,000 during the three months ended March 31, 2002. Also, this increase is partially attributable to an increase of  $23,000 resulting from the increase in personnel in our Atlanta sales and marketing departments during the three months ended March 31, 2002.  Partially offsetting this increase was the discontinuance of our Product Marketing department during the three months ended March 31, 2001 resulting in a $57,000 decrease in expenses.  As a percent of total net revenues, sales and marketing expenses increased to 32.6% for the three months ended March 31, 2002 compared to 27.8% for the three months ended March 31, 2001.

Depreciation and amortization expenses increased $86,000, or 55.1%, to $242,000 for the three months ended March 31, 2002 from $156,000 for the three months ended March 31, 2001. This increase is primarily attributable to the depreciation of assets and amortization of purchased intellectual content and purchased customer contracts in connection with the acquisitions of IMC and Nidus. This increase was partially offset by a $23,000 decrease in the depreciation of assets during the three months ended March 31, 2002 due to the San Francisco assets that were written off during the three months ended March 31, 2001 as well as a $20,000 decrease in amortization expense from the collection of patient consent forms for surgical procedures purchased in 1999 from Informational Medical Systems, Inc.  As a percent of total net revenues, depreciation and amortization expenses increased to 11.5% for the three months ended March 31, 2002 compared to 7.5% for the three months ended March 31, 2001.

As a result of the factors described above, operating profit decreased $298,000, or 301.0%, to an operating loss of $199,000 for the three months ended March 31, 2002 compared to an operating profit of $99,000 for the three months ended March 31, 2001.

Other Expenses and Income

Interest income, net, increased $12,000, or 100.0%, to $24,000 for the three months ended March 31, 2002, as compared to $12,000 for the three months ended March 31, 2001. This net increase was primarily attributable to an $11,000 decrease in interest expense related to a note payable outstanding during the three months ended March 31, 2001.

For the three months ended March 31, 2002 and 2001, respectively, no provision has been estimated for income taxes.   The Company has sufficient net operating loss carry forwards to offset regular taxable income.  Additionally, the Company anticipates meeting the requirements for the small corporation exemption for Alternative Minimum Tax purposes.  As of March 31, 2002, the Company continues to maintain a valuation allowance against its total net deferred tax asset balance.

The Company has invested in a software development company, ThePort Network, Inc. (formerly ThePort.com, Inc.) (“ThePort”). The results of operations of ThePort have been accounted for as an equity investment and accordingly, the Company records its share of ThePort’s results of operations in the condensed consolidated financial statements of the Company for the three months ended March 31, 2002 and 2001. The Company recorded its share of ThePort’s losses of approximately $55,000 for the three months ended March 31, 2002 and its share of ThePort’s losses of approximately $49,000 for the three months ended March 31, 2001. At March 31, 2002, the carrying value of this investment was approximately $3,000. At December 31, 2001, the carrying value of this investment was approximately $40,000.

As a result of the above, we had a net loss of $230,000 for the three months ended March 31, 2002 compared to net income of $44,000 for the three months ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2002, the Company had cash and cash equivalents of $3,556,000 and working capital of $2,582,000. A.D.A.M. uses working capital to finance ongoing operations, fund the development and introduction of evolving business strategies and acquire or fund development of capital assets and internally developed software.

Cash provided by operating activities was $935,000 during the three months ended March 31, 2002 as compared to cash used of $454,000 during the three months ended March 31, 2001.  This increase in cash provided was due primarily to decreases in accounts receivable and increases in accrued expenses and deferred revenue when comparing the three months ended March 31, 2002 to the three months ended March 31, 2001.

Cash used by investing activities was $272,000 during the three months ended March 31, 2002 as compared to cash provided of $74,000 during the three months ended March 31, 2001. This increase in cash used was due primarily to increased purchases of property and equipment and cash used in our acquisition of Nidus and asset purchase during the three months ended March 31, 2002.  Also, cash was provided from the receipt of proceeds from sales of investment securities in drkoop.com common stock and the redemptions of restricted time deposits during the three months ended March 31, 2001 with no comparable activity during the three months ended March 31, 2002.

Cash provided by financing activities decreased to $15,000 during the three months ended March 31, 2002 compared to $576,000 during the three months ended March 31, 2001. This decrease is primarily due to the Company’s receipt of approximately $576,000 of proceeds received from the sale of the Company’s common stock during the three months ended March 31, 2001 under a Common Stock Purchase Agreement with Fusion Capital Fund II (see below).  As of December 31, 2001, the Common Stock Purchase Agreement with Fusion Capital Fund II expired. During the three months ended March 31, 2002, the Company had no similar agreement in effect and, therefore, no corresponding receipt of proceeds.

On September 5, 2000, A.D.A.M. entered into a Common Stock Purchase Agreement with Fusion Capital

Fund II, LLC, an affiliate of Fusion Capital Fund I, LLC. Pursuant to the Common Stock Purchase Agreement, Fusion Capital agreed to purchase up to $12,000,000 of the Company’s common stock in two rounds of $6,000,000 each. The purchase price of the Company’s common stock was based upon the future market price of the common stock. The Company determined the month of purchase based on its cash requirements.  During the three months ended March 31, 2001, the Company sold 330,000 shares for $576,000, as a result of this Common Stock Purchase Agreement.  In the fourth quarter of 2001, the Common Stock Purchase Agreement with Fusion Capital Fund II expired and the Company has decided not to exercise its right to a second round under the Agreement.

On December 31, 1999, the Company issued notes in exchange for $500,000 each from a director and officer of the Company and a commercial bank. These notes accrued interest at 10% per annum with principal and interest due initially on December 31, 2000. The terms of these notes allowed for an extension of six months, to June 30, 2001 at the option of the holders. The Company issued warrants to purchase 85,000 shares of common stock to the lenders in conjunction with the issuance of the notes and the related extensions pursuant to the original terms of the notes. The warrants are exercisable at any time at the option of the holders through December 31, 2005 and entitle the holders to purchase an equal number of common shares at a weighted-average price of $7.63 per share. The Company paid the note and interest earned in full to the commercial bank on June 30, 2000. By the end of 2000, the Company had paid approximately $296,000 of the principal to the director and officer of the Company but made no payments during the three months ended March 31, 2001. By June 30, 2001 this note had been paid in full.

During the year ended December 31, 2001, the Company acquired an additional preferred stock interest in ThePort for $275,000 in cash.  During the three months ended March 31, 2002, the Company accepted 70,220 shares of common stock valued at approximately $18,000 in ThePort pursuant to the sublease agreement signed with A.D.A.M. (see paragraph below).  As of March 31, 2002, A.D.A.M. currently has an approximate 24% voting interest in ThePort.

In connection with this preferred stock investment, the Company entered into a five-year agreement whereby the Company will have exclusive distribution rights to ThePort’s products within the healthcare industry. As of March 31, 2002, A.D.A.M. has pre-paid $125,000 of the contract fee to be applied against future subscription fees. The Company has committed to generate $1,500,000 in subscription fees during the initial term of the agreement.

During the year ended December 31, 2001, the Company’s Chief Operating Officer was appointed to the Board of Directors of ThePort. The Company’s Chief Executive Officer currently serves on the Board of Directors of ThePort, has acquired an approximate 18% voting interest in ThePort and during the year ended December 31, 2001, accepted a convertible note from ThePort for $425,000.

On April 10, 2002, for a term beginning on November 1, 2001, the Company signed an 8-month sublease agreement with ThePort. The Company is due 14,044 shares of ThePort’s common stock monthly over the term of the agreement. The shares are valued at the fair market value of the leased space.

The results of operations of this entity have been accounted for as an equity investment and accordingly, the Company records its share of the results of operations in the condensed consolidated financial statements of the Company. For the three months ended March 31, 2002, the Company recorded its share of ThePort’s losses of approximately $55,000. At March 31, 2002, the carrying value of this investment was approximately $3,000.

On May 30, 2001, the Company received a full-recourse promissory note from its Chief Executive Officer for approximately $341,000. The note earns interest of 6.25% per annum and is due in full on or before May 29, 2006. Part of the note, $291,000, is secured by 150,000 shares of A.D.A.M.’s common stock owned by this executive. As of March 31, 2002, approximately $18,000 of interest has been accrued on this note and the unpaid balance was approximately $359,000.

As discussed above, the Company has entered into a five-year agreement whereby the Company will have exclusive distribution rights to ThePort’s products within the healthcare industry.  In addition to this distribution agreement, A.D.A.M. has entered into certain agreements to license content for its services from various unrelated third parties.  The Company also has contractual obligations at March 31, 2002, relating to real estate, capital and operating lease arrangements.

The Company does not have any investments in joint ventures or special purpose entities, and does not guarantee the debt of any third parties. The Company’s subsidiaries are 100% owned by the Company and are included in its condensed consolidated financial statements. Our headquarters are located in approximately 26,000 square feet of leased office space in Atlanta, Georgia. The space is leased for a term ending in June 2002 but we have extended the lease for an additional two months with the same terms and conditions as the original lease. We are currently in negotiations to sign a lease for approximately 15,000 square feet of leased office space in or around Atlanta, Georgia for a term of approximately eight years. During the third quarter of 2002 we expect to incur approximately $75,000 of moving expenses and $125,000 of leasehold improvements in association with our move to new leased space.

Total payments due and estimated under distribution agreements, license payments and real estate, operating and capital leases for the rest of 2002 and beyond are listed below:

Year	Distribution Agreements	License Agreements	Real Estate Leases		Operating Leases	Capital Leases	Total

2002	$—	$112,500	$306,534	(1)	$71,049	$20,735	$510,818
2003	—	150,000	430,343	(2)	48,909	8,309	637,561
2004	125,000	80,000	315,000	(3)	23,478	—	543,478
2005	500,000	—	315,000	(3)	555	—	815,555
2006	750,000	—	315,000	(3)	—	—	1,065,000
Thereafter	—	—	1,102,500	(3)	—	—	1,102,500

(1) Includes an estimate of $105,000 for the lease expense associated with the new office space.

(2) Includes an estimate of $315,000 for the lease expense associated with the new office space.

(3) Represents an estimate of the lease expense associated with the new office space.

Effective June 29, 2001, the SEC approved a change to the Nasdaq Stock Market Marketplace Rules concerning quantitative listing standards for initial and continued inclusion on the Nasdaq National and SmallCap Markets. While the Company currently meets the old maintenance standard for continued inclusion on the Nasdaq National Market, as it relates to net tangible assets ($4,000,000), we are not in compliance with the new standard, as it relates to net equity ($10,000,000). We have until November 1, 2002 to become compliant with the new standard. Management plans to become compliant with the new standard by that date, although there can be no guarantee that this will occur. As of March 31, 2002, A.D.A.M. had net equity of approximately $8,178,000.

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

A.D.A.M.’s condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the continuity of business, realization of assets and the satisfaction of liabilities in the ordinary course of business.  At March 31, 2002, the Company had $3,556,000 of cash and cash equivalents, and $2,582,000 of working capital.  The Company has incurred substantial losses and negative cash flows from operations in most fiscal years since inception.  Although we reported net income in 2001, we have incurred substantial losses throughout our history. In 2001 we recorded net income of $1,597,000. Net income for 2001 was largely provided through the sale of assets and not through operations. Prior to this we experienced losses of $7,854,000 for the twelve months ended December 31, 2000, $9,579,000 for the nine months ended December 31, 1999 and $2,180,000 for the twelve months ended March 31, 1999. We cannot guarantee that we will be able to achieve or sustain profitability.  For the three months ended March 31, 2002, the Company incurred a net loss of $230,000 with positive cash flows from operations of $935,000.

Based on A.D.A.M.’s forecasted cash flows and our cash and cash equivalents on hand, the Company expects to have sufficient cash to finance its operations at least through 2002.  The Company’s future working capital needs beyond 2002 are dependent upon its ability to sustain break-even or positive cash flow, or raise additional funds through the sale of equity or debt securities. We may be required to raise additional funds in order to accelerate development of new and existing services and products, to respond to competitive pressures or to possibly acquire complementary products, businesses or technologies. There can be no assurance that any required additional financing will be available on terms favorable to us, or at all. If additional funds are raised by the issuance of equity securities, our shareholders may experience dilution of their ownership interest and these securities may have rights senior to those of the holders of the common stock. If additional funds are raised by the issuance of debt securities, we may be subject to certain limitations on our operations, including limitations on the payment of dividends. If adequate funds are not available or not available on acceptable terms, we may be unable to take advantage of acquisition opportunities, develop or enhance services or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements made in this report, and other written or oral statements made by or on behalf of A.D.A.M., may constitute “forward-looking statements” within the meaning of the federal securities laws. When used in this report, the words “believes,” “expects,” “estimates,” “intends” and similar expressions are intended to identify forward-looking statements. Statements regarding future events and developments and our future performance, as well as our expectations, beliefs, plans, intentions, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. Examples of such statements in this report include descriptions of our plans and strategies with respect to developing certain market opportunities, our overall business plan, our plans to develop additional strategic partnerships, our intention to develop certain platform technologies and our continuing growth. All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected. We believe that these forward-looking statements are reasonable; however, you should not place undue reliance on such statements. These statements are based on current expectations and speak only as of the date of such statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise.

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

•                  We have incurred substantial losses over our operating history.  Although we anticipate continued expense control and operating improvement, future profitability cannot be assured.

•                  We may be unable to obtain sufficient capital to pursue our growth and market development strategy, which would hurt our financial results.

•                  We cannot guarantee that any capital that we obtain to finance our operations will be on terms that are not unfavorable to us.

•                  We may be unable to successfully identify, acquire, manage or integrate complementary businesses, which could limit our potential growth.

•                  We may be unable to compete effectively with other providers of healthcare information, which would cause our licensing revenues to be adversely affected.

•                  We face technological challenges in our ability to deliver customized information in the rapidly changing healthcare industry, which may limit our ability to maintain existing customer or attract new customers.

•                  We depend upon a limited number of strategic relationships, which generate a significant portion of our operating revenues, and we may not be able to form additional strategic relationships.  The performance of these third parties is not within our control.  Losing one or more of these customers could affect our results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2002, we had cash and cash equivalents of approximately $3,556,000 invested in liquid money market funds or bank accounts with average maturities of less than 90 days. The cash and cash equivalents are subject to interest rate risk and we may receive higher or lower interest income if market interest rates increase or decrease. A hypothetical increase or decrease in market interest rates by 10 percent from levels at March 31, 2002 would not have a material impact on our cash or cash equivalents.

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

Updated Pro Forma Financial Information for the Integrative Medicine Communications, Inc. Acquisition

The following unaudited pro forma combined statement of operations updates the pro forma financial information presented in Item 7(b) of the Company’s 8-K/A filed February 19, 2002 in connection with the acquisition of IMC.  The updated unaudited pro forma combined statement of operations includes A.D.A.M.’s statement of operations for the twelve months ended December 31, 2001 combined with IMC’s statement of operations for the eleven months ended November 30, 2001.  Because the following pro forma information is based on historical financial information as of those dates, the pro forma financial information does not reflect the transactions that occurred subsequent to those dates.

The unaudited pro forma combined financial statement has been prepared by A.D.A.M. based upon assumptions deemed proper by it.  The unaudited pro forma combined financial statement presented herein is shown for illustrative purposes only and is not necessarily indicative of the future results of operations of A.D.A.M., or of the results of operations of A.D.A.M. that would have actually occurred had the transaction been in effect for the period presented.  In addition, it should be noted that A.D.A.M.’s financial statements will reflect the acquisition only from the closing date, December 3, 2001.

The unaudited pro forma combined financial statement should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Unaudited Pro Forma Combined Statement of Operations

(in thousands, except per share amounts)

	A.D.A.M.	IMC
	Twelve months ended	Eleven months ended	Pro Forma		Pro Forma
	December 31, 2001	November 30, 2001	Adjustments		Combined

Total revenues	$8,946	$1,872	$—		$10,818

Cost of revenues	1,588	578	(333	) (a)	1,833
General and administrative	2,156	908	—		3,064
Product and content development	2,243	948	—		3,191
Sales and marketing	1,961	712	—		2,673
Depreciation and amortization	820	152	215	(a)	1,187
Total operating expenses	8,768	3,298	(118)		11,948

Operating income (loss)	178	(1,426)	118		(1,130)

Interest income (expense), net	99	(15)	—		84
Realized loss on sale of investment securities	(146)	—	—		(146)
Realized gain on sale of assets	1,808	—	—		1,808

Income (loss) before losses from affiliate	1,939	(1,441)	118		616

Losses from affiliate	(342)	—	—		(342)
Net income (loss)	$1,597	$(1,441)	$118		$274

Basic net income per share	$0.25				$0.04

Weighted average number of common shares outstanding	6,453		217	(b)	6,670

Diluted net income per share	$0.24				$0.04

Weighted average number of common shares outstanding	6,555		434	(b)	6,989

NOTES TO UNAUDITED PRO FORMA COMBINED FINANCIAL STATEMENT

NOTE 1. UNAUDITED PRO FORMA COMBINED STATEMENT OF OPERATIONS

The unaudited pro forma combined statement of operations gives effect to the merger as if it had occurred on January 1, 2001.

The following adjustments have been reflected in the unaudited pro forma combined statement of operations:

(a)   To reduce depreciation on revalued property, plant and equipment, to remove the historical amortization on IMC intangible assets and goodwill and to record amortization of intangible assets resulting from the allocation of the purchase price. The pro forma adjustment assumes intangible assets will be amortized on a straight-line basis over the following estimated lives:

Purchased intellectual content	3 years
Purchased customer contracts	2 years

(b)   To adjust the weighted average shares as if the estimated shares of A.D.A.M.’s common stock issued as consideration for the merger were outstanding as of January 1, 2001.

Press Release Announcing A.D.A.M.’s Financial Results for the Three Months Ended March 31, 2002

On May 14, 2002, the Company issued a press release announcing its financial results for the three months ended March 31, 2002.  A copy of the press release is filed herewith as Exhibit 99.1.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)          99.1 – Press Release of the Registrant (May 14, 2002).

(b)         During the three months ended March 31, 2002, the Company filed the following current reports on Form 8-K:

•                  The Company filed a report on Form 8-K/A on February 19, 2002 relating to the December 3, 2001 merger by and among A.D.A.M., Inc, IM Acquisition Sub, Inc. and Integrative Medicine Communications, Inc.

•                  The Company filed a report on Form 8-K on February 21, 2002 relating to the February 14, 2002 merger by and among A.D.A.M., Inc, NIS Acquisition Sub, Inc. and Nidus Information Services, Inc.

•                  The Company filed a report on Form 8-K on March 15, 2002 relating to the March 14, 2002 press release announcing its financial results for the three months and year ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A.D.A.M., Inc.
(Registrant)

By:	/s/ ROBERT S. CRAMER, JR.
Robert S. Cramer, Jr.
Chairman of the Board, Co-Founder and
Chief Executive Officer

By:	/s/ RAFE D. PAYNE
Rafe D. Payne
Corporate Secretary and
Controller
(Principal financial officer)

Date: May 14, 2002

EXHIBIT INDEX

Exhibit

Number

Exhibit Name

99.1	Press Release dated May 14, 2002