Form 10-Q
period 2002-06-30
ADAM INC
filed 2002-08-14
CIK 863650

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

As of August 9, 2002 there were 7,041,384 shares of the Registrant’s Common Stock, par value $.01 per share, outstanding (excluding shares held in treasury by the Registrant).

A.D.A.M., Inc.

Index

June 30, 2002

PART I: FINANCIAL INFORMATION

ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.D.A.M., Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	June 30, 2002	December 31, 2001
	(unaudited)	(audited)
Assets

Current assets:
Cash and cash equivalents	$3,039	$2,878
Restricted time deposits	—	61
Accounts receivable (net of allowances of $225 and $86, respectively)	1,337	1,949
Non-interest bearing note receivable (net of unamortized discount of $5 and $13, respectively)	101	128
Inventories, net	125	147
Prepaids and other assets	438	273
Total current assets	5,040	5,436

Property and equipment, net	279	459
Intangible assets, net	2,686	2,136
Goodwill	2,043	1,473
Restricted time deposits	190	187
Non-interest bearing note receivable (net of unamortized discount of $0 and $5, respectively)	—	18
Note receivable from related party	73	62
Other non-current assets	64	90
Total assets	$10,375	$9,861

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable and accrued expenses	$904	$1,025
Deferred revenue	1,939	1,621
Current portion of capital lease obligations	24	34
Total current liabilities	2,867	2,680

Capital lease obligations (net of current portion)	—	8
Total liabilities	2,867	2,688

Shareholders' equity:
Common Stock, $.01 par value; 20,000,000 authorized; 7,724,884 and 7,295,602 shares issued and outstanding, respectively	77	73
Note receivable from shareholder	(291)	(291)
Other shareholders' equity	7,722	7,391
Total shareholders' equity	7,508	7,173
Total liabilities and shareholders' equity	$10,375	$9,861

The accompanying notes are an integral part of these condensed consolidated financial statements.

A.D.A.M., Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Total revenues	$2,153	$2,394	$4,261	$4,471

Operating expenses:
Cost of revenues	376	268	661	407
General and administrative	652	607	1,090	1,196
Product and content development	660	617	1,315	1,134
Sales and marketing	783	488	1,470	1,065
Depreciation and amortization	252	390	494	546

Total operating expenses	2,723	2,370	5,030	4,348

Operating income (loss)	(570)	24	(769)	123

Interest income (expense), net	20	14	44	26
Realized loss on sale of investment securities	—	(44)	—	(62)
Realized gain on sale of assets	—	1,808	—	1,808
Income tax expense	—	(27)	—	(27)

Income (loss) before losses from affiliate	(550)	1,775	(725)	1,868

Losses from affiliate	(13)	(58)	(68)	(107)

Net income (loss)	$(563)	$1,717	$(793)	$1,761

Basic net income (loss) per common share	$(0.08)	$0.27	$(0.11)	$0.28

Basic weighted average number of common shares outstanding	7,438	6,417	7,310	6,294

Diluted net income (loss) per common share	$(0.08)	$0.26	$(0.11)	$0.28

Diluted weighted average number of common shares outstanding	7,438	6,494	7,310	6,370

The accompanying notes are an integral part of these condensed consolidated financial statements.

A.D.A.M., Inc.

Condensed Consolidated Statement of Changes in Shareholders' Equity

(In thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-in Capital	Common Stock Warrants	Accumulated Deficit	Notes Receivable from Shareholder	Total
	Shares	Amount

Balance at December 31, 2001	7,295,602	$73	$46,991	$353	$(39,953)	$(291)	$7,173

Net loss	—	—	—	—	(793)	—	(793)
Exercise of stock options	17,016	—	35	—	—	—	35
Stock issuance in connection with acquisition and asset purchase	295,000	3	1,207	—	—	—	1,210
Return of shares held in escrow	(42,734)	(1)	(116)	—	—	—	(117)
Issuance of commitment shares	160,000	2	(2)	—	—	—	—

Balance at June 30, 2002	7,724,884	$77	$48,115	$353	$(40,746)	$(291)	$7,508

The accompanying notes are an integral part of these condensed consolidated financial statements.

A.D.A.M., Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2002	2001

Net cash provided by operating activities	$572	$11

Investing activities
Purchases of property and equipment	(42)	(11)
Proceeds from sales of investment securities	—	299
Redemption of restricted time deposit	61	55
Repayments on note receivable	59	83
Software development costs	(408)	(309)
Proceeds from sale of intellectual property	—	1,950
Acquisition and asset purchase, net of cash acquired	(98)	—
Net cash provided by (used in) investing activities	(428)	2,067

Financing activities
Repayments on capital leases	(18)	—
Proceeds from sales of common stock	—	576
Repayment of note payable	—	(204)
Proceeds from exercise of common stock options and warrants	35	2
Net cash provided by financing activities	17	374

Increase in cash and cash equivalents	161	2,452
Cash and cash equivalents, beginning of period	2,878	1,242

Cash and cash equivalents, end of period	$3,039	$3,694

Interest paid	$6	$27

The accompanying notes are an integral part of these condensed consolidated financial statements.

A.D.AM., Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

June 30, 2002

1. BUSINESS AND BASIS OF PRESENTATION

Business

A.D.A.M., Inc. (“A.D.A.M.,” “we” or the “Company”) serves healthcare organizations, medical professionals, health–interested consumers and students as a leading publisher of visually engaging health and medical information products. A.D.A.M. products are used for learning about health, wellness, disease, clinical treatments, alternative medicine, nutrition, anatomy and general medical reference in both the healthcare and education markets. A.D.A.M. products contain physician–reviewed text, in-house developed medical graphics and multimedia interactivity to create health information solutions that offer a unique “visual learning” experience. Today, A.D.A.M. employs a growing range of media, including Internet, software, CD-ROM, television and print, to deploy its proprietary content assets and products.

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information, the general instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. These interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

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

Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002 or any future period.

2. ACQUISITIONS

Integrative Medicine Communications, Inc.

In December 2001, the Company acquired 100% of the outstanding common stock of Integrative Medicine Communications, Inc. (“IMC”) for 470,000 shares of A.D.A.M.’s common stock. IMC was a privately held provider of science–based information on wellness and alternative medicine to healthcare professionals and consumers. Based in Newton, Massachusetts, IMC is one of the leading providers of health information in the rapidly emerging field of complimentary and alternative medicine (“CAM”). IMC’s core product, Access 2.0, is a non-biased, peer-reviewed information database that bridges the gap between conventional and alternative medicine and provides a foundation for patients and consumers to communicate better with their healthcare providers. Access 2.0 includes information on conditions and treatment modalities as well as herbal, supplemental and conventional medicine remedies. The products, which include a comprehensive, web-enabled database of condition, herbal and supplemental monographs, are designed for use by both the professional clinician and the consumer.

To better address the needs of healthcare organizations and consumers relating to CAM, we are integrating IMC’s products as part of a larger portfolio of content products offered to the healthcare industry. In addition, we will establish other distribution channels outside of healthcare to reach consumers who are interested in the practice of CAM or to assist them with their personal care management. IMC also publishes a monthly newsletter targeted to physicians on issues and news surrounding the use of CAM. We intend to continue publishing the newsletter and plan to grow our subscriber base through direct marketing efforts. Currently, there are approximately 1,500 subscribers to the newsletter.

Based upon the purchase agreement, we had an obligation to issue 470,000 shares of our common stock in exchange for all the outstanding common stock of IMC, subject to adjustment. On April 2, 2002, the number of shares was reduced by 42,734, with a subsequent decrease in goodwill of $117,000.

Nidus Information Services, Inc.

In February 2002, the Company acquired 100% of the outstanding common stock of Nidus Information Services, Inc. (“Nidus”) for 260,000 shares of A.D.A.M.’s common stock. Nidus was a privately held provider of in-depth patient education reports on common health conditions and diseases. Nidus’ product, the WELL-CONNECTED™ patient education report library, is written by experienced medical writers and reviewed for accuracy by a board of physicians who have faculty positions at Harvard Medical School and Massachusetts General Hospital. The reports are distinguished from other information sources by their detail of information, quality and currency, including rigorous editorial review. The reports are available through print or web subscriptions and online licensing agreements with major healthcare providers, pharmaceutical companies, web portals, health content resellers, and medical libraries.

Each report contained in the library is designed to provide the patient or consumer a comprehensive overview of a particular medical condition. Unlike other content products we offer, each WELL-CONNECTED™ report averages 20-25 pages in length and contains in-depth information on the background, causes, risk factors, prevention, and treatment options. We plan to integrate the WELL-CONNECTED™ library into our primary content platform that is offered to healthcare organizations. We also plan to offer the library separately to medical libraries and other organizations, through professional subscriptions and other forms of distribution including online and print versions.

In accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”), the total purchase price of both the IMC and Nidus acquisitions were allocated to the net tangible assets and intangible assets, including goodwill, acquired based on the estimated fair value at the date of acquisition. The results of Nidus’ operations have been included in the condensed consolidated financial statements since February 14, 2002.

The following table summarizes the allocation of the fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

	IMC Purchase Price Allocation December 31, 2001	Allocation Adjustment	IMC Adjusted Purchase Price Allocation June 30, 2002	Nidus Purchase Price Allocation March 31, 2002	Allocation Adjustment	Nidus Adjusted Purchase Price Allocation June 30, 2002
Current assets	$315		$315	$41		$41
Property and equipment	26		26	—		—
Intangible assets	1,053		1,053	560		560
Goodwill	1,473	(106)	1,367	658	18	676
Total assets acquired	2,867		2,761	1,259		1,277

Current liabilities	(776)	(11)	(787)	—		—
Deferred revenue	(511)		(511)	(118)	(18)	(136)
Long-term liabilities	(8)		(8)	—		—
Total liabilities assumed	(1,295)		(1,306)	(118)		(136)
Net assets acquired	$1,572		$1,455	$1,141		$1,141

The following table shows the allocation of the purchase price to intangibles with a definite life and their amortization period (in thousands):

	Purchase Price	Amortization Period	Amortization
Assets			2002	2003	2004	2005
IMC
Purchased intellectual content	$807	3 Years	$269	$269	$247	$—
Purchased customer contracts	$246	2 Years	$123	$113	$—	$—

NIDUS
Purchased intellectual content	$472	3 Years	$138	$157	$157	$20
Purchased customer contracts	$88	2 Years	$38	$44	$6	$—

			$568	$583	$410	$20

The following unaudited pro forma financial information reflects the results of operations for the three and six months ended June 30, 2002 and 2001, as if the acquisitions had occurred on January 1, 2001. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisitions actually taken place on January 1, 2001 and may not be indicative of future operating results. The unaudited pro forma results are summarized as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Revenues	$2,153	$3,095	$4,335	$5,872
Net income (loss)	$(563)	$1,406	$(828)	$1,094
Basic net income (loss) per share	$(0.08)	$0.20	$(0.11)	$0.16
Diluted net income (loss) per share	$(0.08)	$0.20	$(0.11)	$0.16

3. INTANGIBLE ASSETS

Intangible assets consist of purchased intellectual content, purchased customer contracts, capitalized software development costs for products to be sold, leased or otherwise marketed, and software development costs for internal use software.

For the six months ended June 30, 2002, purchased intellectual content and purchased customer contracts represent intangible assets acquired in December 2001 from IMC and in February 2002 from Nidus (see Note 2).

Capitalized software development costs for products to be sold, leased or otherwise marketed consist principally of salaries and certain other expenses directly related to the development and modifications of software products capitalized in accordance with the provisions of SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”. Amortization of capitalized software development costs is provided at the greater of the ratio of current product revenue to the total of current and anticipated product revenue or on a straight-line basis over the estimated economic life of the software, which we have determined to generally be 24 months.

In accordance with the American Institute of Certified Public Accountants Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”, we expense costs incurred in the preliminary project planning stage, and thereafter, capitalize costs incurred in the developing or obtaining of internal use software. Costs such as maintenance and training are expensed as incurred. Capitalized costs are amortized over their estimated useful lives, which is three years.

Intangible assets are summarized as follows (in thousands):

	Estimated amortizable lives (years)	June 30, 2002	December 31, 2001

Capitalized software products to be sold, leased or otherwise marketed	2	$2,512	$1,972
Software developed for internal use	3	325	300
Purchased intellectual content	3 - 5	1,279	807
Purchased customer contracts	2	334	246
		4,450	3,325

Less accumulated amortization		(1,764)	(1,189)
Intangible assets, net		$2,686	$2,136

Amortization expense, which includes the amortization of capitalized software reported in cost of revenues, for the three months ended June 30, 2002 and 2001 was $323,000 and $458,000, respectively. Amortization expense for the six months ended June 30, 2002 and 2001 was $574,000 and $550,000, respectively.

4. RECENT ACCOUNTING PRONOUCEMENTS

SFAS No. 141 and SFAS No. 142

In July 2001, the Financial and Accounting Standards Board (“FASB”) issued SFAS 141 and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 became effective for any business combinations initiated after June 30, 2001, while SFAS 142 became effective on January 1, 2002.

SFAS 141 generally requires the use of the purchase method to account for any acquisitions initiated after June 30, 2001 and eliminates the pooling-of-interest method. Our adoption of this standard did not have a material effect on our financial position, results of operations and cash flows.

We have applied SFAS 141 in our allocation of the purchase prices to IMC acquired in December 2001 and Nidus acquired in February 2002. We have no other acquisitions recorded in our financial statements.

SFAS 142 affects how the Company accounts for goodwill and other intangible assets acquired in both previous and any future acquisitions. SFAS 142 prohibits the amortization of goodwill associated with acquisitions made after June 30, 2001. SFAS 142 also requires an impairment test on goodwill be performed at least annually beginning in 2002.

We adopted SFAS 142 on January 1, 2002 and based on cash flow and earnings projections we recorded no impairment to goodwill and other intangible assets. Since we did not have any goodwill recorded prior to the IMC acquisition, the provision of SFAS 142 requiring companies to stop amortizing goodwill will have no impact on our ongoing operating results or the comparability of such results with prior periods. As of June 30, 2002, we recorded $2,043,000 of goodwill attributable as follows: $1,367,000 for our IMC acquisition and $676,000 for our Nidus acquisition.

We performed a transitional goodwill impairment test as of January 1, 2002. The impairment test required us to: (1) identify our reporting units, (2) determine the carrying value of each reporting unit by assigning assets and liabilities, including existing goodwill and intangible assets, to those reporting units, and (3) determine the fair value of each reporting unit. Based on the results of the transitional impairment test, we believe that the fair value of our single reporting unit exceeds its carrying value. Accordingly, we concluded that our goodwill was not impaired at January 1, 2002. Following the transitional impairment test, our goodwill balances will be subject to impairment tests using the same process described above, at least once annually. If the carrying value of any reporting unit exceeds its fair value in future periods, we will determine the amount of any goodwill impairment, if any, through a detailed fair value analysis of each of the assigned assets (excluding goodwill). If any impairment was indicated as a result of the annual test, we would record an impairment charge as part of income (loss) from operations.

SFAS No. 144

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, but retains its fundamental provisions for recognition and measurement of the impairment of long-lived assets to be held and used and those to be disposed of by sale. The Company adopted this standard as of January 1, 2002, the result of which  did not have a material effect on our financial position, results of operations or cash flows.

SFAS No. 146

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002 with early application encouraged. We will apply SFAS No. 146 to any exit or disposal activities that we may enter into in future periods.

5. COMMON STOCK PURCHASE AGREEMENT

On May 22, 2002, we entered into a new Common Stock Purchase Agreement with Fusion Capital Fund II, LLC. Pursuant to this Common Stock Purchase Agreement, Fusion Capital agreed to purchase up to an aggregate of $12,000,000 of our common stock. We only have the right to receive $15,000 per trading day under the Common Stock Purchase Agreement with Fusion Capital unless our stock price equals or exceeds $7.00, in which case the daily amount may be increased at our option. Fusion Capital shall not be obligated to purchase any shares of our common stock on any trading days that the market price of our common stock is less than $1.00. Since we registered 3,500,000 shares for sale by Fusion Capital pursuant to the agreement, the selling price of our common stock to Fusion Capital will have to average at least $3.43 per share for us to receive the maximum proceeds of $12,000,000 without registering additional shares of common stock, which we have the right but not the obligation to do. Assuming a purchase price of $1.00 per share and the purchase by Fusion Capital of the full 3,500,000 shares under the common stock purchase agreement, proceeds to us would be $3,500,000. If we decided to sell more than the 1,352,100 shares to Fusion Capital (19.99% of our outstanding shares as of May 22, 2002, the date of the Common Stock Purchase Agreement, exclusive of the 160,000 shares issued to Fusion Capital as a commitment fee), we would first be required to seek shareholder approval of the Common Stock Purchase Agreement in order to be in compliance with Nasdaq National Market rules. We may, but shall be under no obligation to, request our shareholders to approve the transaction contemplated by the Common Stock Purchase Agreement.

6. EARNINGS (LOSS) PER COMMON SHARE

Net income (loss) per share is computed in accordance with SFAS No. 128, “Earnings Per Share”. The Company computes basic income (loss) per share by dividing net income by the weighted average number of issued common shares for each period. Diluted income (loss) per share is based upon the addition of the effect of common stock equivalents (stock options and warrants) to the denominator of the basic income (loss) per share calculation using the treasury stock method, if their effect is dilutive. The computation of income (loss) per share for the three and six months ended June 30, 2002 and 2001 is as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Net income (loss)	$(563)	$1,717	$(793)	$1,761
Weighted average common shares outstanding	7,438	6,417	7,310	6,294
Weighted average common shares equivalents (stock options and warrants)	—	77	—	76
Weighted average diluted common shares outstanding	7,438	6,494	7,310	6,370
Net income (loss) per share:
Basic	$(0.08)	$0.27	$(0.11)	$0.28
Diluted	$(0.08)	$0.26	$(0.11)	$0.28

Anti-dilutive stock options and warrants outstanding	3,004	1,852	3,004	1,852

For the three and six months ended June 30, 2002, diluted net loss per share does not differ from basic net loss per share since potential common shares from the exercise of stock options and warrants are all treated as anti-dilutive. We had approximately 3,004,000 options and warrants outstanding which were anti-dilutive for the three and six months ended June 30, 2002 and 1,852,000 options and warrants outstanding which were anti-dilutive for the three and six months ended June 30, 2001.

7. NON-CONSOLIDATED AFFILIATE

We have one non-consolidated affiliate, ThePort Network, Inc. (formerly ThePort.com, Inc.) (“ThePort”). ThePort’s flagship product is the ThePort Network solution which delivers web content and web services directly to the desktop outside of the browser and email. ThePort’s enabling technology allows an organization to create a controlled publishing, two way communications channel with its most important constituencies, including end-users, employees, suppliers, affinity groups, etc., utilizing existing servers and digital assets delivered through a persistent, branded icon on the desktop. As of June 30, 2002, we have an approximate 23% voting interest in ThePort and this investment is being accounted for under the equity method.

8. RELATED PARTY TRANSACTIONS

Sublease with A.D.A.M Board Member

On April 2, 2001, for a term beginning on January 1, 2001, we signed an 18-month sublease agreement with a company whose president is an A.D.A.M. board member. We are due 8,333 shares of the tenant’s common stock monthly over the term of the agreement. The shares are valued at the fair market value of the leased space and are recorded on our balance sheet as a long-term asset. As of June 30, 2002, the shares were valued at approximately $63,000. We evaluate the asset for impairment at the end of each reporting period. Additionally, we received warrants to purchase 25,000 common shares of the tenant that fully vested on January 1, 2002. At this time, we continue to sublease space with this company on a month to month basis for the same consideration.

Promissory Note with A.D.A.M’S Chief Executive Officer

On May 30, 2001, we received a full-recourse Promissory Note from our Chief Executive Officer for approximately $341,000. The note earns interest of 6.25% per annum and is due in full on or before May 29, 2006. Part of the note, $291,000, is secured by 150,000 shares of our common stock and is recorded in shareholders’ equity. As of June 30, 2002, approximately $23,000 of interest has been accrued on this note.

Investment and Sublease with ThePort Network, Inc.

In 1999, we acquired a Series A preferred stock interest in ThePort for $250,000. During the year ended December 31, 2001, we acquired a Series B preferred stock interest in ThePort for $275,000 in cash, and in July, 2002, acquired an additional Series B preferred stock interest. During the six months ended June 30, 2002, we accepted 112,352 shares of common stock valued at approximately $28,000 in ThePort pursuant to the sublease between the parties (see paragraph below). As of June 30, 2002, we currently have an approximate 23% voting interest in ThePort.

In connection with the preferred stock investment in 2001, we entered into a five-year agreement that provides us exclusive distribution rights to ThePort’s products within the healthcare industry. As of June 30, 2002, we had pre-paid $125,000 of the contract fee to be applied against future subscription fees. We have committed to generate $1,500,000 in subscription fees during the initial term of the agreement. The initial term of the agreement commenced on August 20, 2001 and shall continue for five years from this date.

During the year ended December 31, 2001, our Chief Operating Officer was appointed to the Board of Directors of ThePort. Our Chief Executive Officer currently serves on the Board of Directors of ThePort, acquired an approximate 18% common stock voting interest in ThePort in 1999, and  holds a convertible note from ThePort of approximately $582,000. Two additional A.D.A.M. directors own equity interests in ThePort.

On April 10, 2002, for a term beginning on November 1, 2001, we signed an 8-month sublease agreement with ThePort. We are due 14,044 shares of ThePort’s common stock monthly over the term of the agreement. The shares are valued at the fair market value of the leased space. We continue to sublease this space to ThePort on a month to month basis for the same consideration.

The results of operations of ThePort have been accounted for as an equity investment and accordingly, we record our share of the results of operations in our condensed consolidated financial statements for the three and six month periods ended June 30, 2002 and 2001. We recorded our share of ThePort’s losses of approximately $13,000 for the three months ended June 30, 2002 and our share of ThePort’s losses of approximately $58,000 for the three months ended June 30, 2001. We recorded our share of ThePort’s losses of approximately $68,000 for the six months ended June 30, 2002 and our share of ThePort’s losses of approximately $107,000 for the six months ended June 30, 2001. At June 30, 2002, the carrying value of this investment was approximately $0.

9. COMMITMENTS

As mentioned in Note 7, we entered into a five-year agreement which provides us exclusive distribution rights to ThePort’s products within the healthcare industry. In addition to this distribution agreement, we have entered into certain agreements to license content for our services from various unrelated third parties. We also have contractual obligations at June 30, 2002, relating to real estate, capital and operating lease arrangements.

Except for ThePort, we do not have any investments in joint ventures or special purpose entities, and do not guarantee the debt of any third parties. Our subsidiaries are 100% owned by us and are included in our condensed consolidated financial statements. Our headquarters are located in approximately 26,000 square fee of leased office space in Atlanta, Georgia. The lease ended on June 30, 2002; however, we are negotiating a renewal of this lease agreement for a term ending in August 2010.

Total payments due under distribution agreements, license agreements and real estate, operating and capital leases for the remainder of 2002 and beyond are listed below:

Year	Distribution Agreements	License Agreements	Real Estate Leases		Operating Leases	Capital Leases	Total

2002	$—	$75,000	$274,962	(1)	$49,742	$15,910	$415,614
2003	—	150,000	550,871	(1)	48,909	8,309	758,089
2004	125,000	80,000	435,528	(1)	23,479	—	664,007
2005	500,000	—	435,528	(1)	555	—	936,083
2006	750,000	—	435,528	(1)	—	—	1,185,528
Thereafter	—	—	1,596,939	(1)	—	—	1,596,939

(1) Includes an estimate for the lease expense associated with the renewal of the Atlanta, Georgia facility lease.

10. CONCENTRATIONS

For the three months ended June 30, 2002, one customer accounted for approximately 28% of our revenues. For the three months ended June 30, 2001, two customers accounted for approximately 28% and 17% of our revenues, respectively.

For the six months ended June 30, 2002, one customer accounted for approximately 28% of our revenues. For the six months ended June 30, 2001, two customers accounted for approximately 26% and 15% of our revenues, respectively.

11. INCOME TAXES

No provision for income taxes has been reflected for the three and six months ended June 30, 2002 as we have had sufficient net operating loss carry forwards to offset taxable income. Additionally, we currently meet the requirements for the small corporation exemption for Alternative Minimum Tax purposes. For the six months ended June 30, 2001, a provision of $27,000 was estimated for income taxes. As of June 30, 2002, we continue to maintain a valuation allowance against our total net deferred tax asset balance.

12. LEGAL PROCEDINGS

On April 25, 1996, a class action lawsuit in Fulton County Superior Court in Atlanta, Georgia was filed against us and certain of our then officers and directors. The complaint alleges violations of sections 11, 12(2) and 15 of the Securities Act of 1933, violations of the Georgia Securities Act and negligent misrepresentation arising out of alleged disclosure deficiencies in connection with our initial public offering, which was completed on November 10, 1995. The complaint seeks compensatory damages and reimbursements for plaintiff’s fees and expenses.

A.D.A.M. and its officers and directors are vigorously defending against the allegations.

We are subject to other legal proceedings and claims that have arisen in the ordinary course of our business; however, we believe, based upon the advice of counsel, that the ultimate resolution of these matters will not have a material adverse effect on our condensed consolidated financial statements taken as a whole.

13. SUPPLEMENTAL CASH FLOW

Cash and cash equivalents include cash on hand and on deposit and highly liquid investments with an original maturity of three months or less. Cash payments of interest for the three months ended June 30, 2002 and June 30, 2001 include interest of approximately $3,000 and $13,000, respectively. Cash payments of interest for the six months ended June 30, 2002 and June 30, 2001 include interest of approximately $6,000 and $27,000, respectively.

For the three and six months ended June 30, 2002, we incurred no non-cash interest expense charges. For the three and six months ended June 30, 2001, we incurred non–cash interest expense charges totaling approximately $16,000 and $8,000, respectively,  for the amortization expense related to the discount on a note payable issued on December 31, 1999.

14.  SUBSEQUENT EVENTS

On July 23, 2002, we repurchased and retired 683,500 shares of our common stock from one shareholder in a private transaction for $1.05 per share totaling $717,675. These shares have been retired.

On July 1, 2002, we invested an additional $250,000 in ThePort. This transaction was approved by our independent directors who did not have a financial interest in ThePort at the time of approval.

ITEM 2.               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our proprietary content library, more than 16 years in the making, includes:

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

•                  unique technology for viewing the human body’s anatomy; and

•                  an advanced content management system.

For the past several years, consumer demand for accurate, credible health information has been increasing at a rapid pace. As the Internet has emerged as a significant global communications medium, it has enhanced the consumer’s ability to better understand, manage and play a more active role in their personal health. According to a recent Harris Interactive survey, in 2001 nearly 100 million Americans were going online in search of health information.

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

The growth of the Internet as a tool for information research and the increasing appetite consumers have for health information has resulted in a proliferation of web sites offering health-related content. While this proliferation has had a positive effect for consumers, it has also raised concerns over the credibility and accuracy of the information being made available. The combined effect of consumers having access to large amounts of information that may or may not be credible is further taxing healthcare providers as they struggle to answer patient’s questions or spend additional time redirecting them to other information sources.

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

During the current quarter, we completed  the implementation of an advanced content management system that will enable us to take full advantage of our diverse content assets. The new system will enable us to produce new content products with minimal development costs, access assets more effectively, and deliver products to customers in a more efficient manner. The new system will also streamline our ability to update and maintain our products by providing more real-time update tools to our internal and external content reviewers. In 2001, we signed a license agreement with Interwoven, a leading content infrastructure company, which provided us with key technology components for our new content management system.

We believe we are well positioned in the market as the demand for health information grows and as content becomes an increasingly important driver for business growth within the healthcare industry. We have  put in place rigorous editorial review and quality assurance processes to insure the accuracy of our products. In addition, we have undertaken technological initiatives to enable our products to be used in broader applications within the healthcare industry such as wireless healthcare delivery, electronic medical records and other point-of-care applications.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes. On an on-going basis, we evaluate our estimates, including those related to product returns, bad debts, inventories, intangible assets, income taxes, contingencies and litigation. We base our estimates on experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”), as amended by SAB 101A and 101B. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on our judgment regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Should changes in conditions cause us to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

We generate revenues mainly in two ways—Internet-based licensing and shipped product sales. Internet revenues consist primarily of license fees that usually consist of an annual, up-front charge that is recognized ratably over the term of the license agreement beginning upon customer acceptance. Revenues from licensing arrangements are recognized after delivery has occurred, when we have determined that the fees from the agreement are fixed and determinable and there are no significant return or acceptance provisions. Fees billed in advance of the performance of services are recorded as deferred revenue and are recognized as the services are performed. Payments, or installment invoices for licensing arrangements, received in advance of shipments are recorded as deferred revenue and are recognized as revenue when the related software is shipped and all other revenue recognition criteria have been met. Product revenues represent the sales of software products and revenues earned under certain royalty agreements. Revenues from product sales are generally recognized at the time title passes to customers, distributors or resellers.

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

We amortize such capitalized costs as cost of sales on a product-by-product basis calculated as the greater of the ratio of current product revenue to the total of current and anticipated product revenue or on a straight-line basis over the economic life of the software, which we have determined to generally be 24 months. We continually evaluate the recoverability of capitalized costs and if the successes of new product releases are less than we anticipate then a material write down of capitalized costs could adversely affect any reporting period in which the write down occurs.

We also capitalize internal software development costs in accordance with the American Institute of Certified Public Accountants Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”.  This statement specifies that computer software development costs for computer software intended for internal use occurs in three stages: (1) the preliminary project stage, where costs are expensed as incurred, (2) the application development stage, where costs are capitalized, and (3) the post-implementation or operation stage, where again costs are expensed as incurred. We cease capitalization of developed software for internal use when the software is ready for its intended use and placed in service. We amortize such capitalized costs as cost of sales on a product-by-product basis using the straight-line method over a period of three years. We continually evaluate the usability of the products that make up our capitalized costs and if certain circumstances arise such as the introduction of new technology in the marketplace that management intends to use in place of the capitalized project, then a material write down of capitalized costs could adversely affect any reporting period in which the write down occurs.

Goodwill and Intangible Assets

We recorded goodwill in connection with our acquisitions of Integrative Medicine Communications, Inc. (“IMC”) in December 2001, and Nidus Information Services, Inc. (“Nidus”) in February 2002. In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”) and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).

SFAS 141 requires the purchase method of accounting for all business combinations and that certain acquired intangible assets in a business combination be recognized as assets separate from goodwill. We have applied SFAS 141 in our allocation of the purchase price to the IMC and Nidus acquisitions.

SFAS 142 requires that goodwill and other intangibles that have an indefinite life are no longer to be amortized but are to be tested for impairment at least annually. In assessing impairment we must make judgments and assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective net assets. Other factors that could cause impairment could result from a significant decline in our stock price for a sustained period and our market capitalization relative to net book value. If these estimates or their related assumptions change in the future, we may be required to record an impairment charge for the recorded goodwill. We currently do not expect to record an impairment charge upon completion of the annual impairment review in 2002. However, there can be no assurance that at the time the review is completed a material impairment charge will not be recorded. Since we did not have any goodwill recorded prior to the IMC and Nidus acquisitions, the provision of SFAS 142 requiring companies to stop amortizing goodwill will have no impact on our ongoing operating results or the comparability of such results with prior periods.

Variable Stock Options

In March 2000, the FASB issued Financial Interpretations No. 44 (“FIN 44”), “Accounting for Certain Transactions involving Stock Compensation (an interpretation of APB Opinion No. 25)”.  This opinion provides guidance on the accounting for certain stock option transactions and subsequent amendments to stock option transactions. FIN 44 was effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. We have from time to time since 1991 granted stock options to our employees to purchase shares of our common stock. Certain of these options were canceled at the option of their holders on January 14, 1999, and then replaced that day on a one-for-one basis with new options with an exercise price equal to the closing market price that day.

The adoption of FIN 44 did not have a material impact on our financial position or results of operations for the six months ended June 30, 2002. This interpretation requires variable accounting treatment for options that have been modified from their original terms. Accordingly, compensation cost shall be adjusted for increases or decreases in the intrinsic value of the modified awards in subsequent periods and until the awards have been exercised, forfeited, or expired. As of June 30, 2002, we had 221,200 outstanding options with an exercise price of $5.25 that are considered variable under this interpretation. Because the stock price since the effective date of July 1, 2000 has been below $5.25, we have not recorded any compensation cost related to the repriced options issued on January 14, 1999. Should our stock price climb above $5.25 our operating results will be affected until the stock options are either exercised or forfeited and could adversely affect any reporting period in which the variable accounting is required. Any charges that result from these variable options would be non-cash operating expenses and will be reported on a separate line item.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2002 with the Three Months Ended June 30, 2001

Revenues

	Three Months Ended June 30,				2002% of Total Rev	2002% of Total Rev
	2002	2001	$ Change	% Change

Healthcare	$787	$343	$444	129.4%	36.6%	14.3%
Internet	$1,005	$1,568	$(563)	-35.9%	46.7%	65.5%
Education	$358	$475	$(117)	-24.6%	16.6%	19.8%
Other	$3	$8	$(5)	-62.5%	0.1%	0.3%
Total Net Revenues	$2,153	$2,394	$(241)	-10.1%	100.0%	100.0%

Total revenues decreased $241,000, or 10.1%, to $2,153,000 for the three months ended June 30, 2002 compared to $2,394,000 for the three months ended June 30, 2001.

Revenues from the healthcare market  increased $444,000, or 129.4%, to $787,000 for the three months ended June 30, 2002 compared to $343,000 for the three months ended June 30, 2001. The healthcare market includes the health provider market, the health insurance market, the managed care market, and the pharmaceutical/biotech/medical device market. Our decision to expand our presence in the healthcare market and the inclusion of revenues of $148,000 from sales of IMC and Nidus licensed products contributed to the increase in revenues for the three months ended June 30, 2002. As a percent of total revenues,  revenues from the healthcare market increased to 36.6% for the three months ended June 30, 2002 compared to 14.3% for the three months ended June 30, 2001.

Revenues from the Internet market decreased $563,000, or 35.9% to $1,005,000 for the three months ended June 30, 2002 compared to $1,568,000 for the three months ended June 30, 2001. The Internet market includes Internet portals and large media-related web sites that host a variety of consumer-oriented content and services. The decrease in our Internet revenues was primarily associated with the loss of customers such as Dr. Koop Lifecare Corp. This decrease was primarily offset by the inclusion of $150,000 of revenues from sales of IMC and Nidus licensed products for the three months ended June 30, 2002. As a percent of total revenues, revenues from the Internet market decreased to 46.7% for the three months ended June 30, 2002 compared to 65.5% for the three months ended June 30, 2001.

Revenues from the education market decreased $117,000, or 24.6% to $358,000 for the three months ended June 30, 2002 compared to $475,000 for the three months ended June 30, 2001. The decrease in revenues from the education market was primarily attributable to the sale of our 50% ownership interest in the intellectual property rights associated with the A.D.A.M./Benjamin Cummings Interactive Physiology series of educational products to

Pearson PLC. As a percent of total revenues, revenues from the education market decreased to 16.6% for the three months ended June 30, 2002 compared to 19.8% for the three months ended June 30, 2001.

Operating Expenses

	Three Months Ended June 30,		$ Change	% Change	2002% of Total Rev	2001% of Total Rev
	2002	2001

Costs of Revenues	$376	$268	$108	40.3%	17.5%	11.2%
General and Administration	$652	$607	$45	7.4%	30.3%	25.4%
Product and Content Development	$660	$617	$43	7.0%	30.7%	25.8%
Sales and Marketing	$783	$488	$295	60.5%	36.4%	20.4%
Depreciation and Amortization	$252	$390	$(138)	-35.4%	11.7%	16.3%
Total Operating Expenses	$2,723	$2,370	$353	14.9%	126.5%	99.0%

Cost of revenues increased $108,000, or 40.3%, to $376,000 for the three months ended June 30, 2002 compared to $268,000 for the three months ended June 30, 2001. Cost of revenues includes shipped product components, packaging and shipping costs, newsletter printing costs, distribution license fees, royalties and amortization of capitalized software development costs. This increase is primarily the result of the increase in software amortization due to the creation of new products, increased royalty expenses due to 2002 sales of our Spanish language products, and 2002 costs associated with the operations of IMC and Nidus. As a percent of total revenues, cost of revenues increased to 17.5% for the three months ended June 30, 2002 compared to 11.2% for the three months ended June 30, 2001.

General and administrative expenses increased $45,000, or 7.4%, to $652,000 for the three months ended June 30, 2002 from $607,000 for the three months ended June 30, 2001. This increase is attributable to an $84,000 increase in legal and accounting expenses during the three months ended June 30, 2002, an increase in bad debt expense of $74,000, an increase of $39,000 for costs associated with the acquisitions of IMC and Nidus, and a $25,000 increase in investor relations costs. These increases were offset by a $224,000 decrease in salary expenses due to a decrease in headcount in all departments during the later part of 2001 and non-cash stock compensation charges for the three months ended June 30, 2001. As a percent of total revenues, general and administrative costs increased to 30.3% for the three months ended June 30, 2002 compared to 25.4% for the three months ended June 30, 2001.

Product and content development costs increased $43,000, or 7.0%, to $660,000 for the three months ended June 30, 2002 from $617,000 for the three months ended June 30, 2001. This increase is primarily attributable to an increase of $151,000 due to our acquisitions of IMC and Nidus. This increase was partially offset by decreased consulting costs in 2002 and lower salary expenses due to a decrease in headcount. As a percent of total revenues, product development costs increased to 30.7% for the three months ended June 30, 2002 compared to 25.8% for the three months ended June 30, 2001.

Sales and marketing expenses increased $295,000, or 60.5%, to $783,000 for the three months ended June 30, 2002 from $488,000 for the three months ended June 30, 2001. This increase is partially attributable to our acquisition of IMC and Nidus, which increased expenses $170,000 during the three months ended June 30, 2002. Sales and marketing costs increased $125,000 related to increased staffing and  marketing efforts in the healthcare market during the three months ended June 30, 2002. As a percent of total revenues, sales and marketing expenses increased to 36.4% for the three months ended June 30, 2002 compared to 20.4% for the three months ended June 30, 2001.

Depreciation and amortization expenses decreased $138,000, or 35.4%, to $252,000 for the three months ended June 30, 2002 from $390,000 for the three months ended June 30, 2001. This decrease is primarily attributable to a $269,000 decrease due to the write off of the Informational Medical Systems, Inc. (“IMS”) asset, a collection of patient consent forms for surgical procedures purchased in 1999, during the three months ended June 30, 2001. This decrease is offset by the depreciation of assets and amortization of purchased intellectual content and purchased customer contracts in connection with the acquisitions of IMC and Nidus. As a percent of total revenues, depreciation and amortization expenses decreased to 11.7% for the three months ended June 30, 2002 compared to 16.3% for the three months ended June 30, 2001.

As a result of the factors described above, operating profit decreased $594,000, to an operating loss of $570,000 for the three months ended June 30, 2002 compared to an operating profit of $24,000 for the three months ended June 30, 2001.

Interest Income

Interest income, net, increased $6,000, or 42.9%, to $20,000 for the three months ended June 30, 2002, as compared to $14,000 for the three months ended June 30, 2001. This net increase was primarily attributable to an $11,000 decrease in interest expense related to an outstanding note payable during the three months ended June 30, 2001.

Loss on Investment Securities

Realized losses on investment securities were $0 and $44,000 for the three months ended June 30, 2002 and 2001. The 2001 losses were attributable to 2001 sales of common stock of Dr. Koop Lifecare Corp. We did not own any shares of this stock in 2002.

Gain on Sale of Assets

During the three months ended June 30, 2001, we sold our 50% ownership interest in the intellectual property rights associated with the A.D.A.M./Benjamin Cummings Interactive Physiology Series to Pearson PLC for $1,950,000 in cash resulting in a net gain of $1,808,000 after expenses. There were no gains on the sale of assets during the three months ended June 30, 2002.

Income Taxes

For the three months ended June 30, 2002 and 2001, a provision of $0 and $27,000, respectively, has been estimated for income taxes. Although we have sufficient net operating loss carry forwards (NOLs) to offset regular taxable income, for Alternative Minimum Tax (“AMT”) purposes, only 90% of our AMT NOLs can be used to offset AMT income in any year; accordingly, we recorded a provision for income taxes for the three months ended June 30, 2001. As of June 30, 2002, we continue to maintain a valuation allowance against the total net deferred tax asset balance.

Losses from Affiliate

We have an investment in a software development company, ThePort Network, Inc. (formerly ThePort.com, Inc.) (“ThePort”). The results of operations of ThePort have been accounted for as an equity investment and accordingly, we record our share of ThePort’s results of operations in our condensed consolidated financial statements for the three months ended June 30, 2002 and 2001. We recorded our share of ThePort’s losses of approximately $13,000 for the three months ended June 30, 2002 and our share of ThePort’s losses of approximately $58,000 for the three months ended June 30, 2001. At June 30, 2002, the carrying value of this investment was approximately $0.

As a result of the above, we had a net loss of $563,000 for the three months ended June 30, 2002 compared to net income of $1,717,000 for the three months ended June 30, 2001.

Comparison of the Six Months Ended June 30, 2002 with the Six Months Ended June 30, 2001

Revenues

	Six Months Ended June 30,				2002% of Total Rev	2001% of Total Rev
	2002	2001	$ Change	% Change

Healthcare	$1,316	$419	$897	214.1%	30.9%	9.4%
Internet	$2,220	$3,220	$(1,000)	-31.1%	52.1%	72.0%
Education	$718	$808	$(90)	-11.1%	16.9%	18.1%
Other	$7	$24	$(17)	-70.8%	0.2%	0.5%
Total Net Revenues	$4,261	$4,471	$(210)	-4.7%	100.0%	100.0%

Total revenues decreased $210,000, or 4.7%, to $4,261,000 for the six months ended June 30, 2002 compared to $4,471,000 for the six months ended June 30, 2001.

Revenues from the healthcare market increased $897,000, or 214.1%, to $1,316,000 for the six months ended June 30, 2002 compared to $419,000 for the six months ended June 30, 2001. The healthcare market includes the health provider market, the health insurance market, the managed care market, and the pharmaceutical/biotech/medical device market. Our decision to expand our presence in the healthcare market and the inclusion of $295,000 of revenues from sales of IMC and Nidus licensed products contributed to the increase in healthcare market revenues for the six months ended June 30, 2002. As a percent of total revenues, revenues from the healthcare market increased to 30.9% for the six months ended June 30, 2002 compared to 9.4% for the six months ended June 30, 2001.

Revenues from the Internet market decreased $1,000,000, or 31.1% to $2,220,000 for the six months ended June 30, 2002 compared to $3,220,000 for the six months ended June 30, 2001. The Internet market includes Internet portals and large media-related web sites that host a variety of consumer-oriented content and services. The decrease in our Internet revenues was primarily associated with the loss of customers such as Dr. Koop Lifecare Corp. This decrease was primarily offset by the inclusion of $365,000 of revenues from sales of IMC and Nidus licensed products for the six months ended June 30, 2002. As a percent of total revenues, revenues from the Internet market decreased to 52.1% for the six months ended June 30, 2002 compared to 72.0% for the six months ended June 30, 2001.

Revenues from the education market decreased $90,000, or 11.1% to $718,000 for the six months ended June 30, 2002 compared to $808,000 for the six months ended June 30, 2001. The decrease in revenues from the education market was primarily attributable to the sale of our 50% ownership interest in the intellectual property rights associated with the A.D.A.M./Benjamin Cummings Interactive Physiology series of educational products to Pearson PLC. As a percent of total revenues, revenues from the education market decreased to 16.9% for the six months ended June 30, 2002 compared to 18.1% for the six months ended June 30, 2001.

Operating Expenses

	Six Months Ended June 30,				2002% of Total Rev	2001% of Total Rev
	2002	2001	$ Change	% Change

Costs of Revenues	$661	$407	$254	62.4%	15.5%	9.1%
General and Administration	$1,090	$1,196	$(106)	-8.9%	25.6%	26.8%
Product and Content Development	$1,315	$1,134	$181	16.0%	30.9%	25.4%
Sales and Marketing	$1,470	$1,065	$405	38.0%	34.5%	23.8%
Depreciation and Amortization	$494	$546	$(52)	-9.5%	11.6%	12.2%
Total Operating Expenses	$5,030	$4,348	$682	15.7%	118.0%	97.2%

Cost of revenues increased $254,000, or 62.4%, to $661,000 for the six months ended June 30, 2002 compared to $407,000 for the six months ended June 30, 2001. Cost of revenues includes shipped product components, packaging and shipping costs, newsletter printing costs, distribution license fees, royalties and amortization of capitalized software development costs. This increase is primarily the result of the increase in software amortization due to the creation of new products, increased royalty fees from the sales of our Spanish language products and costs associated with the operations of IMC and Nidus. As a percent of total revenues, cost of revenues increased to 15.5% for the six months ended June 30, 2002 compared to 9.1% for the six months ended June 30, 2001.

General and administrative expenses decreased $106,000, or 8.9%, to $1,090,000 for the six months ended June 30, 2002 from $1,196,000 for the six months ended June 30, 2001. This decrease is primarily attributable to a $288,000 decrease in salary expenses due to a decrease in headcount in all departments during the first six months of 2001 and  non-cash stock compensation charges for the six months ended June 30, 2001, and a decrease of $88,000 due to a loss on asset disposals recognized during the six month ended June 30, 2001 associated with the closing of the San Francisco office. These decreases were offset by a $87,000 increase in legal and accounting expenses during the six months ended June 30, 2002 and an increase in bad debt expense  of $51,000. With the acquisitions of IMC and Nidus, our administration costs increased $88,000 for the six months ended June 30, 2002. As a percent of total revenues, general and administrative costs decreased to 25.6% for the six months ended June 30, 2002 compared to 26.8% for the six months ended June 30, 2001.

Product and content development costs increased $181,000, or 16.0%, to $1,315,000 for the six months ended June 30, 2002 from $1,134,000 for the six months ended June 30, 2001. This increase is primarily  attributable to an increase of $274,000 due to additions of IMC and Nidus’ product and development costs. This increase was partially offset by greater capitalization of internally developed products in 2002 and decreased production expenses related to the discontinuance of operations of the DrGreene.com web site during the six months ended June 30, 2001. As a percent of total revenues, product development costs increased to 30.9% for the six months ended June 30, 2002 compared to 25.4% for the six months ended June 30, 2001.

Sales and marketing expenses increased $405,000, or 38.0%, to $1,470,000 for the six months ended June 30, 2002 from $1,065,000 for the six months ended June 30, 2001. This increase is attributable to the acquisition of IMC and Nidus, which increased expenses $290,000 during the six months ended June 30, 2002. Also, this increase is partially attributable to an increase of  $117,000 resulting from increased staffing and marketing efforts in the healthcare market during the six months ended June 30, 2002. Partially offsetting this increase was the discontinuance of our product marketing department during the six months ended June 30, 2001 resulting in a $57,000 decrease in expenses. As a percent of total revenues, sales and marketing expenses increased to 34.5% for the six months ended June 30, 2002 compared to 23.8% for the six months ended June 30, 2001.

Depreciation and amortization expenses decreased $52,000, or 9.5%, to $494,000 for the six months ended June 30, 2002 from $546,000 for the six months ended June 30, 2001. This decrease is primarily attributable to a $288,000 decrease due to the write off of the Informational Medical Systems, Inc. (“IMS”) asset, a collection of patient consent forms for surgical procedures purchased in 1999, during the three months ended June 30, 2001. This decrease is offset by  the depreciation of assets and amortization of purchased intellectual content and purchased customer contracts in connection with the acquisitions of IMC and Nidus. As a percent of total revenues, depreciation and amortization expenses decreased to 11.6% for the six months ended June 30, 2002 compared to 12.2% for the six months ended June 30, 2001.

As a result of the factors described above, operating profit decreased $892,000, to an operating loss of $769,000 for the six months ended June 30, 2002 compared to an operating profit of $123,000 for the six months ended June 30, 2001.

Interest Income

Interest income, net, increased $18,000, or 69.2%, to $44,000 for the six months ended June 30, 2002, as compared to $26,000 for the six months ended June 30, 2001. This net increase was primarily attributable to a $21,000 decrease in interest expense related to an outstanding note payable during the six months ended June 30, 2001.

Loss on Investment Securities

Realized losses on investment securities were $0 and $62,000 for the six months ended June 30, 2002 and 2001. The 2001 losses were attributable to sales of Dr. Koop Lifecare Corp. common stock. We did not own any shares of this stock in 2002.

Gain on Sale of Assets

During the six months ended June 30, 2001, we sold our 50% ownership interest in the intellectual property rights associated with the A.D.A.M./Benjamin Cummings Interactive Physiology Series to Pearson PLC for $1,950,000 in cash resulting in a net gain of $1,808,000 after expenses. There were no gains on the sale of assets during the six months ended June 30, 2002.

Income Taxes

For the six months ended June 30, 2002 and 2001,a provision of $0 and $27,000, respectively, has been estimated for income taxes. Although we have sufficient net operating loss carry forwards (“NOLs”) to offset regular taxable income, for Alternative Minimum Tax (“AMT”) purposes, only 90% of our AMT NOLs can be used to offset AMT income in any year; accordingly, we recorded a provision for income taxes in the six months ended June 30, 2001. As of June 30, 2002, we continue to maintain a valuation allowance against the total net deferred tax asset balance.

Losses from Affiliate

We also have an investment in a software development company, ThePort Network, Inc. (formerly ThePort.com, Inc.) (“ThePort”). The results of operations of ThePort have been accounted for as an equity investment and accordingly, we record our share of ThePort’s results of operations in our condensed consolidated financial statements for the six months ended June 30, 2002 and 2001. We recorded our share of ThePort’s losses of approximately $68,000 for the six months ended June 30, 2002 and its share of ThePort’s losses of approximately $107,000 for the six months ended June 30, 2001. At June 30, 2002, the carrying value of this investment was approximately $0.

As a result of the above, we had a net loss of $793,000 for the six months ended June 30, 2002 compared to net income of $1,761,000 for the six months ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2002, we had cash and cash equivalents of $3,039,000 and working capital of $2,173,000. We use working capital to finance ongoing operations, fund the development and introduction of evolving business strategies and acquire or fund development of capital assets and internally developed software.

Cash provided by operating activities was $572,000 during the six months ended June 30, 2002 as compared to cash provided of $11,000 during the six months ended June 30, 2001. This increase in cash provided by operating activities was due primarily to decreases  in accounts receivable and increases in accrued expenses and accounts payable when comparing the six months ended June 30, 2002 to the six months ended June 30, 2001.

Cash used by investing activities was $428,000 during the six months ended June 30, 2002 as compared to cash provided of $2,067,000 during the six months ended June 30, 2001. This decrease in cash provided was due primarily to the 2001 sale of certain intellectual property rights associated with the A.D.A.M./Benjamin Cummings Interactive Physiology Series to Pearson PLC for $1,950,000. This decrease was also due to increased purchases of property and equipment and cash used in our acquisition of Nidus and assets purchased from a company in bankruptcy during the six months ended June 30, 2002. Also, cash was provided from the receipt of proceeds from sales of investment securities in Dr Koop Lifecare Corp. common stock and the redemptions of restricted time deposits during the six months ended June 30, 2001 with no comparable activity during the six months ended June 30, 2002.

Cash provided by financing activities decreased to $17,000 during the six months ended June 30, 2002 compared to $374,000 during the six months ended June 30, 2001. This decrease is primarily due to our receipt of approximately $576,000 of proceeds received from the sale of our common stock during the six months ended June 30, 2001 under a Common Stock Purchase Agreement with Fusion Capital Fund II (see below). As of December 31, 2001, the Common Stock Purchase Agreement with Fusion Capital Fund II expired.

On September 5, 2000, A.D.A.M. entered into a Common Stock Purchase Agreement with Fusion Capital Fund II, LLC, an affiliate of Fusion Capital Fund I, LLC. Pursuant to the Common Stock Purchase Agreement, Fusion Capital agreed to purchase up to $12,000,000 of the Company’s common stock in two rounds of $6,000,000 each. The purchase price of the Company’s common stock was based upon the future market price of the common stock. The Company determined the month of purchase based on its cash requirements. During the six months ended June 30, 2001, the Company sold 330,000 shares for $576,000, as a result of this Common Stock Purchase Agreement. In the fourth quarter of 2001, the Common Stock Purchase Agreement with Fusion Capital Fund II expired and the Company decided not to exercise its right to a second round under the Agreement.

On May 22, 2002, we entered into a new Common Stock Purchase Agreement with Fusion Capital Fund II, LLC. Pursuant to this Common Stock Purchase Agreement, Fusion Capital agreed to purchase up to an aggregate of $12,000,000 of our common stock. We only have the right to receive $15,000 per trading day under the Common Stock Purchase Agreement with Fusion Capital unless our stock price equals or exceeds $7.00, in which case the daily amount may be increased at our option. Fusion Capital shall not be obligated to purchase any shares of our common stock on any trading days that the market price of our common stock is less than $1.00. Since we registered 3,500,000 shares for sale by Fusion Capital pursuant to the agreement, the selling price of our common stock to Fusion Capital will have to average at least $3.43 per share for us to receive the maximum proceeds of $12,000,000 without registering additional shares of common stock, which we have the right but not the obligation to do. Assuming a purchase price of $1.00 per share and the purchase by Fusion Capital of the full 3,500,000 shares under the common stock purchase agreement, proceeds to us would be $3,500,000. If we decided to sell more than the 1,352,100 shares to Fusion Capital (19.99% of our outstanding shares as of May 22, 2002, the date of the Common Stock Purchase Agreement, exclusive of the 160,000 shares issued to Fusion Capital as a commitment fee), we would first be required to seek shareholder approval of the Common Stock Purchase Agreement in order to be in compliance with Nasdaq National Market rules. We may, but shall be under no obligation to, request our shareholders to approve the transaction contemplated by the Common Stock Purchase Agreement.

On July 23, 2002, we repurchased 683,500 shares of our common stock from one shareholder in a private transaction for $1.05 per share totaling $717,675.

On July 1, 2002, we invested an additional $250,000 in The Port.  This transaction was approved by our independent directors who did not have a financial interest in The Port at the time of approval.

On December 31, 1999, we issued notes in exchange for $500,000 each from a director and officer of the Company and a commercial bank. These notes accrued interest at 10% per annum with principal and interest due initially on December 31, 2000. The terms of these notes allowed for an extension of six months, to June 30, 2001 at the option of the holders. We issued warrants to purchase 85,000 shares of common stock to the lenders in conjunction with the issuance of the notes and the related extensions pursuant to the original terms of the notes. The warrants are exercisable at any time at the option of the holders through December 31, 2005 and entitle the holders to purchase an equal number of common shares at a weighted-average price of $7.63 per share. We paid the note and interest earned in full to the commercial bank on June 30, 2000. By the end of 2000, we had paid approximately $296,000 of the principal to our director and officer  but made no payments during the six months ended June 30, 2001. By June 30, 2001 this note had been paid in full.

During the year ended December 31, 2001, we acquired an additional preferred stock interest in ThePort for $275,000 in cash. During the six months ended June 30, 2002, we accepted 112,352 shares of common stock valued at approximately $28,000 in ThePort pursuant to the sublease agreement they signed with us (see paragraph below). As of June 30, 2002, we currently have an approximate 23% voting interest in ThePort.

In connection with this preferred stock investment, we entered into a five-year agreement that provides us exclusive distribution rights to ThePort’s products within the healthcare industry. As of June 30, 2002, we had pre-paid $125,000 of the contract fee to be applied against future subscription fees. We have committed to generate $1,500,000 in subscription fees during the initial term of the agreement.

During the year ended December 31, 2001, our Chief Operating Officer was appointed to the Board of Directors of ThePort. Our Chief Executive Officer currently serves on the Board of Directors of ThePort, has acquired an approximate 18% voting interest in ThePort and during the year ended December 31, 2001, holds a convertible note from ThePort for $582,000. Two additional A.D.A.M. directors also own equity securities in ThePort.

On April 10, 2002, for a term beginning on November 1, 2001, we signed an 8-month sublease agreement with ThePort. We are due 14,044 shares of ThePort’s common stock monthly over the term of the agreement. The shares are valued at the fair market value of the leased space. We continue to sublease this space to ThePort on a month to month basis for the same consideration.

The results of operations of ThePort have been accounted for as an equity investment and accordingly, we record our share of the results of operations in the condensed consolidated financial statements. For the six months ended June 30, 2002, we recorded our share of ThePort’s losses of approximately $68,000. At June 30, 2002, the carrying value of this investment was approximately $0.

On May 30, 2001, we received a full-recourse promissory note from our Chief Executive Officer for approximately $341,000. The note earns interest of 6.25% per annum and is due in full on or before May 29, 2006. Part of the note, $291,000, is secured by 150,000 shares of our common stock owned by this executive. As of June 30, 2002, approximately $23,000 of interest has been accrued on this note and the unpaid balance was approximately $364,000.

As discussed above, we have entered into a five-year agreement that provides us exclusive distribution rights to ThePort’s products within the healthcare industry. In addition to this distribution agreement, we have entered into certain agreements to license content for our services from various unrelated third parties. We also have contractual obligations at June 30, 2002, relating to real estate, capital and operating lease arrangements.

Except for ThePort, we do not have any investments in joint ventures or special purpose entities, and do not guarantee the debt of any third parties. Our subsidiaries are 100% owned by us and are included in our condensed consolidated financial statements. Our headquarters are located in approximately 26,000 square feet of leased office space in Atlanta, Georgia. The lease ended on June 30, 2002, however, we are currently negotiating a renewal of this lease agreement for a term ending in August 2010.

Total payments due and estimated under distribution agreements, license payments and real estate, operating and capital leases for the rest of 2002 and beyond are listed below:

Year	Distribution Agreements	License Agreements	Real Estate Leases		Operating Leases	Capital Leases	Total

2002	$—	$75,000	$274,962	(1)	$49,742	$15,910	$415,614
2003	—	150,000	550,871	(1)	48,909	8,309	758,089
2004	125,000	80,000	435,528	(1)	23,479	—	664,007
2005	500,000	—	435,528	(1)	555	—	936,083
2006	750,000	—	435,528	(1)	—	—	1,185,528
Thereafter	—	—	1,596,939	(1)	—	—	1,596,939

(1) Includes an estimate for the lease expense associated with the renewal of the Atlanta, Georgia facility lease.

Effective June 29, 2001, the SEC approved a change to the Nasdaq Stock Market Marketplace Rules concerning quantitative listing standards for initial and continued inclusion on the Nasdaq National and SmallCap Markets. While the Company currently meets the old maintenance standard for continued inclusion on the Nasdaq National Market, as it relates to net tangible assets ($4,000,000), we are not in compliance with the new standard as it relates to net equity ($10,000,000). We have until November 1, 2002 to become compliant with the new standard.. As of June 30, 2002, A.D.A.M. had net equity of approximately $7,508,000.

While we are working to become compliant with the new standard by November 1, 2002, significant changes to our balance sheet as a result of operating losses could affect our listing status, which could result in us being delisted. We believe that there are measures currently available to us that could be implemented to become compliant by the November 1, 2002 deadline. These measures include the sale of additional shares of common stock, and acquisitions of other companies, both of which could result in dilution to our existing shareholders. Should we be delisted from the Nasdaq National Market, we currently qualify for listing on the Nasdaq SmallCap Market under the new standard.

Our condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the continuity of business, realization of assets and the satisfaction of liabilities in the ordinary course of business. At June 30, 2002, we had $3,039,000 of cash and cash equivalents, and $2,173,000 of working capital. We have incurred substantial losses and negative cash flows from operations in most fiscal years since inception. Although we reported net income in 2001, we have incurred substantial losses throughout our history and for the first six months of 2002. In 2001 we recorded net income of $1,597,000. Net income for 2001 was largely provided through the sale of assets and not through operations. Prior to this we experienced losses of $7,854,000 for the twelve months ended December 31, 2000, $9,579,000 for the nine months ended December 31, 1999 and $2,180,000 for the twelve months ended March 31, 1999. We cannot guarantee that we will be able to achieve or sustain profitability. For the six months ended June 30, 2002, we incurred a net loss of $793,000 with positive cash flows from operations of $572,000.

Based on our forecasted cash flows and our cash and cash equivalents on hand, we expect to have sufficient cash to finance our operations at least through 2002. Our working capital needs beyond 2002 are dependent upon our ability to sustain break-even or positive cash flow, or raise additional funds through the sale of equity or debt securities. We may be required to raise additional funds in order to accelerate development of new and existing services and products, to respond to competitive pressures or to possibly acquire complementary products, businesses or technologies. There can be no assurance that any required additional financing will be available on terms favorable to us, or at all. If additional funds are raised by the issuance of equity securities, our shareholders may experience dilution of their ownership interest and these securities may have rights senior to those of the holders of the common stock. If additional funds are raised by the issuance of debt securities, we may be subject to certain limitations on our operations, including limitations on the payment of dividends. If adequate funds are not available or not available on acceptable terms, we may be unable to take advantage of acquisition opportunities, develop or enhance services or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

The following are some of the factors that could cause our actual results to differ materially from the expected results described in our forward-looking statements:

•                  Effective June 29, 2001, the SEC approved a change to the Nasdaq Stock Market Marketplace Rules concerning quantitative listing standards for initial and continued inclusion on the Nasdaq National and SmallCap Markets. While we currently meet the old maintenance standard for continued inclusion on the Nasdaq National Market, as it relates to net tangible assets, we are not compliant with the new standard as it relates to net equity. In addition, because the price of our common stock has declined recently, we have at certain times not been in compliance with Nasdaq’s minimum closing bid price requirement of $1.00 per share. We have until November 1, 2002 to become compliant with the new net equity standard. While we are working to become complaint with the new standard by November 1, 2002, significant changes to our balance sheet as a result of operating losses could affect our listing status which could result in us being delisted. Should we be delisted from the Nasdaq National Market, we currently qualify for listing on the Nasdaq Small Cap Market under the new standard. However, the fact that our minimum closing bid price has been below $1.00 might cause our delisting, regardless of whether we meet the new net equity standard.

•                  We have incurred substantial losses over our operating history. Although we anticipate continued expense control and operating improvement, future profitability cannot be assured.

•                  We may be unable to obtain sufficient capital to pursue our growth and market development strategy, which would hurt our financial results.

•                  We cannot guarantee that any capital that we obtain to finance our operations will be on terms that are not favorable to us.

•                  We may be unable to successfully identify, acquire, manage or integrate complementary businesses, which could limit our potential growth.

•                  We may be unable to compete effectively with other providers of healthcare information, which would cause our licensing revenues to be adversely affected.

•                  We face technological challenges in our ability to deliver customized information in the rapidly changing healthcare industry, which may limit our ability to maintain existing customers or attract new customers.

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

•                  We have adopted certain anti–takeover provisions that may deter a takeover.

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

•                  We could be affected by general economic conditions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2002, we had cash and cash equivalents of approximately $3,039,000 invested in liquid money market funds or bank accounts with average maturities of less than 90 days. The cash and cash equivalents are subject to interest rate risk and we may receive higher or lower interest income if market interest rates increase or decrease. A hypothetical increase or decrease in market interest rates by 10 percent from levels at June 30, 2002 would not have a material impact on our cash or cash equivalents.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A.D.A.M., Inc. held its 2002 Annual Meeting of Shareholders on June 21, 2002. The following items were voted upon and the results of the voting were as follows:

(1)

To elect one director, Dr. Mark Kishel, to serve on our Board of Directors, to serve for a term of two years, expiring at the 2004 Annual Meeting of Shareholders, and until his successor is elected and qualified and two directors, Robert S. Cramer, Jr. and John W. McClaughtery, to serve as Directors on our Board of Directors for terms of three years, expiring at the 2005 Annual Meeting of Shareholders, and until their successors are elected and qualified. There were 5,185,715 votes for, and 32,033 withheld, for each Dr. Kishel, Mr. Cramer, and Mr. McClaughtery. Directors remaining in office are Dr. Francis J. Tedesco and Mr. Daniel  S. Howe.

(2)

To ratify the appointment of PricewaterhouseCoopers LLP as our independent auditors for the fiscal year ending December 31, 2002. The votes of the shareholders to ratify PricewaterhouseCoopers LLP as our independent auditors were as follows: 5,164,507 votes for, 46,825 votes opposed, and 6,416 votes abstained.

(3)

To approve our proposal to adopt the A.D.A.M., Inc. 2002 Stock Incentive Plan for employees, consultants and independent agents who are contributing significantly to our business or our subsidiaries as determined by our Board of Directors or the committee administrating the Plan. The votes of the shareholders to adopt our proposed A.D.A.M., Inc. 2002 Stock Incentive Plan were as follows: 1,802,972 votes for, 482,009 votes opposed, 11,141 votes abstained, and 3,221,626 unvoted.

ITEM 5. OTHER INFORMATION

Updated Pro Forma Financial Information for the Integrative Medicine Communications, Inc. Acquisition

The following unaudited pro forma combined statement of operations updates the pro forma financial information presented in Item 7(b) of the our 8-K/A filed February 19, 2002 in connection with the acquisition of IMC. The updated unaudited pro forma combined statement of operations includes our statement of operations for the twelve months ended December 31, 2001 combined with IMC’s statement of operations for the eleven months ended November 30, 2001. Because the following pro forma information is based on historical financial information as of those dates, the pro forma financial information does not reflect the transactions that occurred subsequent to those dates.

The unaudited pro forma combined financial statement has been prepared by us based upon assumptions we have deemed proper. The unaudited pro forma combined financial statement presented herein is shown for illustrative purposes only and is not necessarily indicative of the future results of our operations, or of the results of our operations. that would have actually occurred had the transaction been in effect for the period presented. In addition, it should be noted that our financial statements will reflect the acquisition only from the closing date, December 3, 2001.

The unaudited pro forma combined financial statement should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Unaudited Pro Forma Combined Statement of Operations

(in thousands, except per share amounts)

	A.D.A.M. Twelve months ended December 31, 2001	IMC Eleven months ended November 30, 2001	Pro Forma Adjustments		Pro Forma Combined

Total revenues	$8,946	$1,872	$—		$10,818

Cost of revenues	1,588	578	(333	)(a)	1,833
General and administrative	2,156	908	—		3,064
Product and content development	2,243	948	—		3,191
Sales and marketing	1,961	712	—		2,673
Depreciation and amortization	820	152	215	(a)	1,187
Total operating expenses	8,768	3,298	(118)		11,948

Operating income (loss)	178	(1,426)	118		(1,130)

Interest income (expense), net	99	(15)	—		84
Realized loss on sale of investment securities	(146)	—	—		(146)
Realized gain on sale of assets	1,808	—	—		1,808

Income (loss) before losses from affiliate	1,939	(1,441)	118		616

Losses from affiliate	(342)	—	—		(342)
Net income (loss)	$1,597	$(1,441)	$118		$274

Basic net income per share	$0.25				$0.04

Weighted average number of common shares outstanding	6,453		217	(b)	6,670

Diluted net income per share	$0.24				$0.04

Weighted average number of common shares outstanding	6,555		434	(b)	6,989

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

Headcount reduction completed in July 2002.

On July 31, 2002, we completed a 16% headcount reduction made possible by efficiency gains in our editorial processes and operating efficiencies gained from our investments in content management technology.

Repurchase of A.D.A.M.  Shares of Common Stock.

On July 23, 2002, we repurchased and retired 683,500 shares of our common stock from one shareholder in a private transaction for $1.05 per share totaling $717,675. These shares have been retired.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)

10.1	A.D.A.M., Inc. 2002 Stock Incentive Plan (incorporated by reference to A.D.A.M.'s Definitive Proxy Statement filed on May 24, 2002).

10.2

Common Stock Purchase Agreement, dated as of May 22, 2002, by and between A.D.A.M., Inc. and Fusion Capital Fund II, LLC (incorporated by reference to A.D.A.M.'s Current Report on Form 8-K filed June 3, 2002).

99.1	Certification of Chief Executive Officer and Chief Operating Officer.

(b)         During the three months ended June 30, 2002, we filed the following current reports on Form 8—K:

•                  On June 3, 2002 regarding the execution of the Common Stock Purchase Agreement with Fusion Capital Fund II, LLC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A.D.A.M., Inc.
(Registrant)

By:	/s/ ROBERT S. CRAMER, JR.
Robert S. Cramer, Jr.
Chairman of the Board, Co-Founder and Chief Executive Officer

By:	/s/ KEVIN S. NOLAND
Kevin S. Noland
Chief Operating Officer (acting as principal financial and accounting officer)

Date: August 14, 2002

EXHIBIT INDEX

Exhibit Number	Exhibit Name

10.2	A.D.A.M., Inc. 2002 Stock Incentive Plan (incorporated by reference to A.D.A.M.’s Definitive Proxy Statement filed on May 24, 2002).
10.3

Common Stock Purchase Agreement, dated as of May 22, 2002, by and between A.D.A.M., Inc. and Fusion Capital Fund II, LLC (incorporated by reference to A.D.A.M.’s Current Report on Form 8-K filed June 3, 2002).

99.1	Certification of Chief Executive Officer and Chief Operating Officer.