Form 10-Q
period 2002-09-30
ADAM INC
filed 2002-11-15
CIK 863650

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

As of October 28, 2002 there were 7,041,384 shares of the Registrant’s Common Stock, par value $.01 per share, outstanding (excluding shares held in treasury by the Registrant).

A.D.A.M., Inc.

Index

September 30, 2002

A.D.A.M., Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	September 30, 2002	December 31, 2001
	(unaudited)	(audited)
Assets

Current assets:
Cash and cash equivalents	$1,855	$2,878
Restricted time deposits	—	61
Accounts receivable (net of allowances of $150 and $86, respectively)	1,584	1,949
Non-interest bearing note receivable (net of unamortized discount of $3 and $13, respectively)	66	128
Inventories, net	130	147
Prepaids and other assets	340	273
Total current assets	3,975	5,436

Property and equipment, net	212	459
Intangible assets, net	2,516	2,136
Goodwill	2,043	1,473
Restricted time deposits	23	187
Non-interest bearing note receivable (net of unamortized discount of $0 and $5, respectively)	—	18
Note receivable from related party	78	62
Other non-current assets	224	90
Total assets	$9,071	$9,861

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$687	$1,025
Deferred revenue	2,034	1,621
Current portion of capital lease obligations	17	34
Total current liabilities	2,738	2,680

Capital lease obligations (net of current portion)	—	8
Total liabilities	2,738	2,688

Commitments and contingencies (Note 9)

Shareholders’ equity:
Common Stock, $.01 par value; 20,000,000 authorized; 7,041,384 and 7,295,602 shares issued and outstanding, respectively	70	73
Note receivable from shareholder	(291)	(291)
Other shareholders’ equity	6,554	7,391
Total shareholders’ equity	6,333	7,173
Total liabilities and shareholders’ equity	$9,071	$9,861

The accompanying notes are an integral part of these condensed consolidated financial statements.

A.D.A.M., Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Total revenues	$2,283	$2,351	$6,543	$6,821

Operating expenses:
Cost of revenues	360	445	1,021	852
General and administrative	636	431	1,727	1,627
Product and content development	592	632	1,906	1,766
Sales and marketing	793	386	2,262	1,451
Depreciation and amortization	220	118	714	664

Total operating expenses	2,601	2,012	7,630	6,360

Operating income (loss)	(318)	339	(1,087)	461

Interest income (expense), net	10	40	53	66
Realized loss on sale of investment securities	—	—	—	(62)
Realized gain on sale of assets	—	—	—	1,808
Income tax expense	—	27	—	—

Income (loss) before losses from affiliate	(308)	406	(1,034)	2,273

Losses from affiliate	(111)	(125)	(179)	(232)

Net income (loss)	$(419)	$281	$(1,213)	$2,041

Basic net income (loss) per common share	$(0.06)	$0.04	$(0.17)	$0.32

Basic weighted average number of common shares outstanding	6,975	6,524	7,194	6,372

Diluted net income (loss) per common share	$(0.06)	$0.04	$(0.17)	$0.32

Diluted weighted average number of common shares outstanding	6,975	6,565	7,194	6,417

The accompanying notes are an integral part of these condensed consolidated financial statements.

A.D.A.M., Inc.

Condensed Consolidated Statement of Changes in Shareholders' Equity

(In thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-in	Common Stock	Accumulated	Notes Receivable from
	Shares	Amount	Capital	Warrants	Deficit	Shareholder	Total

Balance at December 31, 2001	7,295,602	$73	$46,991	$353	$(39,953)	$(291)	$7,173

Net loss	—	— `	—	—	(1,213)	—	(1,213)
Exercise of stock options	17,016	—	35	—	—	—	35
Stock issuance in connection with acquisition and asset purchase	295,000	3	1,207	—	—	—	1,210
Return of shares held in escrow	(42,734)	(1)	(116)	—	—	—	(117)
Issuance of commitment shares and related expenses in connection with stock purchse agreement	160,000	2	(40)				(38)
Repurchase of common stock	(683,500)	(7)	(710)	—	—	—	(717)

Balance at September 30, 2002	7,041,384	$70	$47,367	$353	$(41,166)	$(291)	$6,333

The accompanying notes are an integral part of these condensed consolidated financial statements.

A.D.A.M., Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2002	2001

Net cash provided by operating activities	$331	$211

Investing activities
Purchases of property and equipment	(48)	(79)
Proceeds from sales of property and equipment	2	(6)
Proceeds from sales of investment securities	—	281
Redemption of restricted time deposit	228	57
Repayments on note receivable	97	106
Software development costs	(582)	(682)
Proceeds from sale of intellectual property	—	1,950
Investment in affiliate	(250)	(125)
Acquisition and asset purchase, net of cash acquired	(94)	—
Net cash provided by (used in) investing activities	(647)	1,502

Financing activities
Repayments on capital leases	(25)	—
Proceeds from sales of common stock	—	768
Repurchase of common stock	(717)	—
Repayment of note payable to related party	—	(204)
Proceeds from exercise of common stock options and warrants	35	2
Net cash provided by (used in) financing activities	(707)	566

Increase (decrease) in cash and cash equivalents	(1,023)	2,279
Cash and cash equivalents, beginning of period	2,878	1,242

Cash and cash equivalents, end of period	$1,855	$3,521

Interest paid	$7	$29

The accompanying notes are an integral part of these condensed consolidated financial statements.

A.D.AM., Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

September 30, 2002

1. BUSINESS AND BASIS OF PRESENTATION

Business

A.D.A.M., Inc. (“A.D.A.M.,” “we” or the “Company”) serves healthcare organizations, medical professionals, health-interested consumers and students as a leading publisher of visually engaging health and medical information products. A.D.A.M.’s products are used for learning about health, wellness, disease, clinical treatments, alternative medicine, nutrition, anatomy and general medical reference in both the healthcare and education markets. A.D.A.M.’s products contain physician-reviewed text, in-house developed medical graphics and multimedia interactivity to create health information solutions that offer a unique “visual learning” experience. Today, A.D.A.M. employs a growing range of media, including Internet, software, CD-ROM, television and print, to deploy its proprietary content assets and products.

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

Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002 or any future period.

2. ACQUISITIONS

Integrative Medicine Communications, Inc.

In December 2001, the Company acquired 100% of the outstanding common stock of Integrative Medicine Communications, Inc. (“IMC”) for 470,000 shares of A.D.A.M.’s common stock. IMC was a privately held provider of science—based information on wellness and alternative medicine to healthcare professionals and consumers. Based in Newton, Massachusetts, IMC is a provider of health information in the healthcare field of complimentary and alternative medicine (“CAM”). IMC’s core product, Access 2.0, is a non-biased, peer-reviewed information database that bridges the gap between conventional and alternative medicine and provides a foundation for patients and consumers to communicate better with their healthcare providers. Access 2.0 includes information on conditions and treatment modalities as well as herbal, supplemental and conventional medicine remedies. The products, which include a comprehensive, web-

enabled database of condition, herbal and supplemental monographs, are designed for use by both the professional clinician and the consumer.

To better address the needs of healthcare organizations and consumers relating to CAM, we have integrated  IMC’s products as part of a larger portfolio of content products offered to the healthcare industry. In addition, we will establish other distribution channels outside of healthcare to reach consumers who are interested in the practice of CAM or to assist them with their personal care management. IMC also publishes a monthly newsletter targeted to physicians on issues and news surrounding the use of CAM. We are currently exploring ways in which to grow the subscriber base or reduce the costs associated with direct marketing. This could include finding a distribution partner or offloading the subscriber base to a third party. Currently, there are approximately 1,800 subscribers to the newsletter.

Based upon the purchase agreement, we had an obligation to issue 470,000 shares of our common stock in exchange for all the outstanding common stock of IMC, subject to adjustment. On April 2, 2002, the total number of shares we were obligated to issue was reduced by 42,734, and we recognized a corresponding decrease in goodwill of $117,000.

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

Each report contained in the library is designed to provide the patient or consumer with a comprehensive overview of a particular medical condition. Unlike other content products we offer, each WELL-CONNECTED™ report averages 20-25 pages in length and contains in-depth information on the background, causes, risk factors, prevention, and treatment options. We have integrated the WELL-CONNECTED™ library into our primary content platform that is offered to healthcare organizations. We also plan to offer the library separately to medical libraries and other organizations, through professional subscriptions and other forms of distribution including online and print versions.

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

The following table summarizes the allocation of the fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

	IMC Purchase Price Allocation December 31, 2001	Allocation Adjustment	IMC Adjusted Purchase Nidus Purchase Price Allocation September 30, 2002	Nidus Purchase Price Allocation March 31, 2002	Allocation Adjustment	Nidus Adjusted Purchase Price Allocation September 30, 2002

Current assets	$315		$315	$41		$41
Property and equipment	26		26	—		—
Intangible assets	1,053		1,053	560		560
Goodwill	1,473	(106)	1,367	658	18	676
Total assets acquired	2,867		2,761	1,259		1,277

Current liabilities	(776)	(11)	(787)	—	—	—
Deferred revenue	(511)		(511)	(118)	(18)	(136)
Long-term liabilities	(8)		(8)	—		—
Total liabilities assumed	(1,295)		(1,306)	(118)		(136)
Net assets acquired	$1,572		$1,455	$1,141		$1,141

The following table shows the allocation of the purchase price to intangibles with a definite life and their amortization period (in thousands):

	Purchase	Amortization	Amortization
	Price	Period	2002	2003	2004	2005
Assets
IMC
Purchased intellectual content	$807	3 Years	$269	$269	$247	$—
Purchased customer contracts	$246	2 Years	$123	$113	$—	$—

NIDUS
Purchased intellectual content	$472	3 Years	$138	$157	$157	$20
Purchased customer contracts	$88	2 Years	$38	$44	$6	$—

			$568	$583	$410	$20

The following unaudited pro forma financial information reflects the results of operations for the three and nine months ended September 30, 2002 and 2001, as if the acquisitions had occurred on January 1, 2001. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisitions actually taken place on January 1, 2001 and may not be indicative of future operating results. The unaudited pro forma results are summarized as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Revenues	$2,283	$3,052	$6,605	$8,923
Net income (loss)	$(463)	$(106)	$(1,294)	$874
Basic net income (loss) per share	$(0.07)	$(0.02)	$(0.18)	$0.13
Diluted net income (loss) per share	$(0.07)	$(0.01)	$(0.18)	$0.13

3. INTANGIBLE ASSETS

Intangible assets consist of purchased intellectual content, purchased customer contracts, capitalized software development costs for products to be sold, leased or otherwise marketed, and software development costs for internal use software.

For the nine months ended September 30, 2002, purchased intellectual content and purchased customer contracts represent intangible assets acquired in December 2001 from IMC and in February 2002 from Nidus (see Note 2).

Capitalized software development costs for products to be sold, leased or otherwise marketed consist principally of salaries and certain other expenses directly related to the development and modification of software products capitalized in accordance with the provisions of SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”. Amortization of capitalized software development costs is provided at the greater of the ratio of current product revenue to the total of current and anticipated product revenue or on a straight-line basis over the estimated economic life of the software, which we have determined to generally be 24 months.

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

Intangible assets are summarized as follows (in thousands):

	Estimated amortizable lives (years)	September 30, 2002	December 31, 2001

Capitalized software products to be sold, leased or otherwise marketed	2	$2,681	$1,972
Software developed for internal use	3	325	300
Purchased intellectual content	3 - 5	1,279	807
Purchased customer contracts	2	334	246
		4,619	3,325

Less accumulated amortization		(2,103)	(1,189)

Intangible assets, net		$2,516	$2,136

Amortization expense, which includes the amortization of capitalized software reported in cost of revenues, for the three months ended September 30, 2002 and 2001 was $339,000 and $310,000, respectively. Amortization expense for the nine months ended September 30, 2002 and 2001 was $912,000 and $859,000, respectively.

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

We adopted SFAS 142 on January 1, 2002 and based on cash flow and earnings projections we recorded no impairment to goodwill and other intangible assets. Since we did not have any goodwill recorded prior to the IMC acquisition, the provision of SFAS 142 requiring companies to stop amortizing goodwill will have no impact on our ongoing operating results or the comparability of such results with prior periods. As of September 30, 2002, we recorded $2,043,000 of goodwill attributable as follows: $1,367,000 for our IMC acquisition and $676,000 for our Nidus acquisition.

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

5. COMMON STOCK PURCHASE AGREEMENT

On May 22, 2002, we entered into a new Common Stock Purchase Agreement with Fusion Capital Fund II, LLC. Pursuant to this Common Stock Purchase Agreement, Fusion Capital agreed to purchase up to an aggregate of $12,000,000 of our common stock. We only have the right to receive $15,000 per trading day under the Common Stock Purchase Agreement with Fusion Capital unless our stock price equals or exceeds $7.00, in which case the daily amount may be increased  at our option. Fusion Capital is not obligated to purchase any shares of our common stock on any trading days that the market price of our common stock is less than $1.00. Since we registered 3,500,000 shares for sale by Fusion Capital pursuant to the agreement, the selling price of our common stock to Fusion Capital will have to average at least $3.43 per share for us to receive the maximum proceeds of $12,000,000 without registering additional shares of common stock, which we have the right but not the obligation to do. Assuming a purchase price of $1.00 per share and the purchase by Fusion Capital of the full 3,500,000 shares under the common stock purchase agreement, proceeds to us would be $3,500,000. If we decided to sell more than the 1,352,100 shares to Fusion Capital (19.99% of our outstanding shares as of May 22, 2002, the date of the Common Stock Purchase Agreement, exclusive of the 160,000 shares issued to Fusion Capital as a commitment fee), we would first be required to seek shareholder approval of the Common Stock Purchase Agreement in order to be in compliance with Nasdaq National Market rules. We may, but shall be under no obligation to, request our shareholders to approve the transaction contemplated by the Common Stock Purchase Agreement.

6. EARNINGS (LOSS) PER COMMON SHARE

Net income (loss) per share is computed in accordance with SFAS No. 128, “Earnings Per Share”. The Company computes basic income (loss) per share by dividing net income by the weighted average number of issued common shares for each period. Diluted income (loss) per share is based upon the addition of the effect of common stock equivalents (stock options and warrants) to the denominator of the basic income (loss) per share calculation using the treasury stock method, if their effect is dilutive. The computation of income (loss) per share for the three and nine months ended September 30, 2002 and 2001 is as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Net income (loss)	$(419)	$281	$(1,213)	$2,041
Weighted average common shares outstanding	6,975	6,524	7,194	6,372
Weighted average common shares equivalents (stock options and warrants)	—	41	—	45
Weighted average diluted common shares outstanding	6,975	6,565	7,194	6,417

Net income (loss) per share:
Basic	$(0.06)	$0.04	$(0.17)	$0.32
Diluted	$(0.06)	$0.04	$(0.17)	$0.32

Anti-dilutive stock options and warrants outstanding	2,863	1,739	2,863	1,739

For the three and nine months ended September 30, 2002, diluted net loss per share does not differ from basic net loss per share since potential common shares from the exercise of stock options and warrants are all treated as anti-dilutive. We had approximately 2,863,000 options and warrants outstanding which were anti-dilutive for the three and nine months ended September 30, 2002 and 1,739,000 options and warrants outstanding which were anti-dilutive for the three and nine months ended September 30, 2001.

7. NON-CONSOLIDATED AFFILIATE

We have one non-consolidated affiliate, ThePort Network, Inc. (formerly ThePort.com, Inc.) (“ThePort”). ThePort’s flagship product is the ThePort Network solution which delivers web content and web services directly to the desktop outside of the browser and email. ThePort’s enabling technology allows an organization to create a controlled publishing, two way communications channel with its most important constituencies, including end-users, employees, suppliers, affinity groups, etc., utilizing existing servers and digital assets delivered through a persistent, branded icon on the desktop. As of September 30, 2002, we have an approximate 27% voting interest in ThePort and this investment is being accounted for under the equity method.

8. RELATED PARTY TRANSACTIONS

Sublease with A.D.A.M Board Member

On April 2, 2001, for a term beginning on January 1, 2001, we signed an 18-month sublease agreement with a company whose president is an A.D.A.M. board member. We received 8,333 shares of the tenant’s common stock monthly over the term of the agreement, which ended on June 30, 2002. Since June 30, 2002, we have continued to sublease space to this company on a month-to-month basis for the same monthly consideration. The shares are valued at the fair market value of the leased space and are recorded on our balance sheet as a long-term asset. As of September 30, 2002, the shares were valued at approximately $74,000. We evaluate the asset for impairment at the end of each reporting period. Additionally, we received warrants to purchase 25,000 common shares of the tenant that fully vested on January 1, 2002.

Promissory Note with A.D.A.M’s Chief Executive Officer

On May 30, 2001, we received a full-recourse Promissory Note from our Chief Executive Officer for approximately $341,000 for the exercise of 150,000 options at $1.94 per share and a $50,000 loan to pay the taxes related to the stock exercise. The note accrues interest at the rate of 6.25% per annum and is due in full on or before May 29, 2006. Part of the note, $291,000, is secured by 150,000 shares of our common stock and is reflected as shareholders’ equity. As of September 30, 2002, approximately $28,000 of interest has been accrued on this note.

Investment and Sublease with ThePort Network, Inc.

In 1999, we acquired a Series A preferred stock interest in ThePort for $250,000. During the year ended December 31, 2001, we acquired a Series B preferred stock interest in ThePort for $275,000 in cash, and in July, 2002, acquired an additional Series B preferred stock interest for an additional $250,000 in cash. This transaction was approved by our independent directors who did not have a financial interest in ThePort at the time of approval.

 During the nine months ended September 30, 2002, we accepted 154,484 shares of common stock valued at approximately $38,600 in ThePort pursuant to the sublease between the parties (see paragraph below). As of September 30, 2002, we currently have an approximate 27% voting interest in ThePort.

In connection with the preferred stock investment in 2001, we entered into a five-year agreement that provides us exclusive distribution rights to ThePort’s products within the healthcare industry. As of September 30, 2002, we had pre-paid $125,000 of the contract fee to be applied against future subscription fees. We have committed to generate $1,500,000 in subscription fees during the initial term of the agreement. The initial term of the agreement commenced on August 20, 2001 and continues for five years from that date.

Our Chief Operating Officer served on the Board of Directors of ThePort from December 2001 through August 2002. Our Chief Executive Officer, who currently serves as the Chairman of the Board of Directors of ThePort, has acquired an approximate 17% common stock voting interest in ThePort in 1999, and  holds a convertible note and loans from ThePort of approximately $610,000 as of September 30, 2002. Two additional A.D.A.M. directors own equity interests in ThePort.

On April 10, 2002, for a term beginning on November 1, 2001, we entered into an 8-month sublease agreement with ThePort. We received 14,044 shares of ThePort’s common stock monthly over the term of the agreement, which ended on June 30, 2002. The shares are valued at the fair market value of the leased space. Since June 30, 2002, we have continued to sublease this space to ThePort on a month-to-month basis for the same monthly consideration.

The results of operations of ThePort have been accounted for as an equity investment and accordingly, we record our share of the results of operations in our condensed consolidated financial statements for the three and nine month periods ended September 30, 2002 and 2001. We recorded our share of ThePort’s losses of approximately $111,000 for the three months ended September 30, 2002 and our share of ThePort’s losses of approximately $125,000 for the three months ended September 30, 2001. We recorded our share of ThePort’s losses of approximately $179,000 for the nine months ended September 30, 2002 and our share of ThePort’s losses of approximately $232,000 for the nine months ended September 30, 2001. At September 30, 2002, the carrying value of this investment was approximately $149,000.

ThePort is expected to continue reporting losses in the foreseeable future and will require additional investments to maintain operations. If ThePort is not successful in raising additional capital, then we may need to make additional investments or risk losing our investment and prepaid contract fees.

9. COMMITMENTS

As mentioned in Note 8, we entered into a five-year agreement which provides us exclusive distribution rights to ThePort’s products within the healthcare industry. In addition to this distribution agreement, we have entered into certain agreements to license content for our services from various unrelated third parties . We also have contractual obligations at September 30, 2002, relating to real estate, capital and operating lease arrangements.

Except for ThePort, we do not have any investments in joint ventures or special purpose entities. We do not guarantee the debt of any third parties. Our subsidiaries are 100% owned by us and are included in our condensed consolidated financial statements. Our headquarters are located in approximately 26,000 square feet of leased office space in Atlanta, Georgia. The lease ended on September 30, 2002 and we are currently leasing this space on a month-to-month basis. However, we are negotiating a new lease agreement for approximately 14,000 square feet in Atlanta, Georgia, that is expected to start January 1, 2003 and terminate April 30, 2008.

Total payments due under distribution agreements, license agreements and real estate, operating and capital leases for the remainder of 2002 and beyond are listed below:

Year	Distribution Agreements	License Agreements	Real Estate Leases		Operating Leases	Capital Leases	Total

2002	$—	$37,500	$192,661	(1)	$24,446	$8,640	$263,247
2003	—	150,000	301,343	(1)	48,909	8,309	508,561
2004	125,000	80,000	262,500	(1)	23,479	—	490,979
2005	500,000	—	262,500	(1)	555	—	763,055
2006	750,000	—	262,500	(1)	—	—	1,012,500
Thereafter	—	—	262,500	(1)	—	—	262,500

(1) Includes an estimate for the lease expense associated with the signing of a new Atlanta, Georgia facility lease.

10. CONCENTRATIONS

For the three months ended September 30, 2002, one customer accounted for approximately 25% of our revenues. For the three months ended September 30, 2001, two customers accounted for approximately 25% and 14% of our revenues, respectively. At this time, we do not expect the larger customer, whose license agreement expires during March 2003, to renew the agreement.

For the nine months ended September 30, 2002, one customer accounted for approximately 27% of our revenues. For the nine months ended September 30, 2001, two customers accounted for approximately 25% and 15% of our revenues, respectively. At this time, we do not expect the larger customer, whose license agreement expires during March 2003, to renew the agreement.

11. INCOME TAXES

No provision for income taxes has been reflected for the three and nine months ended September 30, 2002 as we have had net losses during each period. Additionally, we currently meet the requirements for the small corporation exemption for Alternative Minimum Tax purposes. For the nine months ended September 30, 2001, no provision was estimated for income taxes, as we had sufficient net operating loss carryforwards to offset taxable income. As of September 30, 2002, we continue to maintain a valuation allowance against our total net deferred tax asset balance.

12. LEGAL PROCEDINGS

On April 25, 1996, a class action lawsuit was filed against A.D.A.M. and certain of our then officers and directors in Fulton County Superior Court in Atlanta, Georgia. The complaint alleged violations of the Georgia Securities Act and sections 11, 12(2) and 15 of the Securities Act of 1933 arising out of alleged misrepresentations and omissions in connection with our initial public offering, which was completed on November 10, 1995. The complaint seeks damages in an unspecified amount.

We and our officers and directors have opposed the plaintiff’s written motion for class certification. A hearing on the motion is scheduled for January 30, 2003. The parties are currently exchanging information during the discovery period.

We have reached our retention amount with our directors’ and officers’ (“D&O”) liability insurance provider. Accordingly, we anticipate that the D&O insurance provider will begin advancing the costs of defending this action.

We believe that we have meritorious defenses and intend to defend the action vigorously.

We are subject to other legal proceedings and claims that have arisen in the ordinary course of our business; however, we believe, based upon the advice of counsel, that the ultimate resolution of these matters will not have a material adverse effect on our condensed consolidated financial statements taken as a whole.

13. SUPPLEMENTAL CASH FLOW

Cash and cash equivalents include cash on hand and on deposit and highly liquid investments with an original maturity of three months or less. Cash payments of interest for the three months ended September 30, 2002 and September 30, 2001 each include interest of approximately $1,000. Cash payments of interest for the nine months ended September 30, 2002 and September 30, 2001 were approximately $7,000 and $29,000, respectively.

For the three and nine months ended September 30, 2002, we incurred no non-cash interest expense charges. For the three and nine months ended September 30, 2001, we incurred non-cash interest expense charges totaling approximately $8,000 and $16,000, respectively, for the amortization related to the discount on a note payable issued on December 31, 1999.

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following information should be read in conjunction with our consolidated financial statements and the notes thereto and in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

A.D.A.M. serves healthcare organizations, medical professionals, health-interested consumers and students as a leading publisher of visually engaging health and medical information products. A.D.A.M.’s products are used for learning about health, wellness, disease, clinical treatments, alternative medicine, nutrition, anatomy and general medical reference in both the healthcare and education markets. A.D.A.M.’s products contain physician-reviewed text, in-house developed medical graphics and multimedia interactivity to create health information solutions that offer a unique “visual learning” experience. Today, A.D.A.M. employs a growing range of media, including Internet, software, CD-ROM, television and print, to deploy its proprietary content assets and products.

Our proprietary content library, more than 16 years in the making, includes:

•                  a physician-reviewed Illustrated Health Encyclopedia that covers approximately 3,800 diseases and medical conditions;

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

For the past several years, consumer demand for accurate, credible health information has been increasing at a rapid pace. As the Internet has emerged as a significant global communications medium, it has enhanced the consumer’s ability to better understand, manage and play a more active role in their personal health. According to a survey conducted in March 2002, the Pew Internet project found that 62% of Internet users, or 73 million people in the U.S., have gone online in search of health information. The same survey also determined that about 5% of all Internet users, about 6 million Americans, go online to look for health information.

Results from recent surveys conducted in 2001 showed that large portions of these “health seekers” believe that the ability to find credible health information on the Internet empowers them to make more informed personal health choices. In a Harris Interactive survey conducted in 2001, for example, 70% of the survey respondents took additional healthcare actions by making a personal treatment decision, urging a family member or friend to visit a doctor, or changing their lifestyle habits.

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

During the quarter ended June 30, 2002, we completed the implementation of an advanced content management system that will enable us to take full advantage of our diverse content assets. The new system will enable us to produce new content products with minimal development costs, access assets more effectively, and deliver products to customers in a more efficient manner. The new system will also streamline our ability to update and maintain our products by providing more real-time update tools to our internal and external content reviewers. In 2001, we signed a license agreement with Interwoven, a leading content infrastructure company, which provided us with key technology components for our new content management system.

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

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”), as amended by SAB 101A and 101B. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on our judgment regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Should changes in conditions cause us to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

We generate revenues mainly in two ways: Internet-based licensing and product sales. Internet revenues consist primarily of license fees that usually consist of an annual, up-front charge that is recognized ratably over the term of the license agreement beginning upon customer acceptance. Revenues from licensing arrangements are recognized after delivery has occurred, when we have determined that the fees from the agreement are fixed and determinable and there are no significant return or acceptance provisions. Fees billed in advance of the performance of services are recorded as deferred revenue and are recognized as the services are performed. Payments, or installment invoices for licensing arrangements, received in advance of shipments are recorded as deferred revenue and are recognized as revenue when the related software is shipped and all other revenue recognition criteria have been met. Product revenues represent the sales of software products and revenues earned under certain royalty agreements. Revenues from product sales are generally recognized at the time title passes to customers, distributors or resellers.  Revenues from royalty agreements are recognized as earned based upon performance or product shipment.

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

The adoption of the FIN 44 did not have a material impact on our financial position or results of operations for then nine months ended September 30, 2002. This interpretation requires variable accounting treatment for options that have been modified from their original terms. Accordingly, compensation cost shall be adjusted for increases or decreases in the intrinsic value of the modified awards in subsequent periods and until the awards have been exercised, forfeited, or expired. As of September 30, 2002, we had 221,200 outstanding options with an exercise price of $5.25 that are considered variable under this interpretation. Because the stock price since the effective date of July 1, 2000 has been below $5.25, we have not recorded any compensation cost related to the repriced options issued on January 14, 1999. Should our stock price climb above $5.25 our operating results will be affected until the stock options are either exercised or forfeited and could adversely affect any reporting period in which the variable accounting is required. Any charges that result from these variable options would be non-cash operating expenses and will be reported on a separate line item.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2002 with the Three Months Ended September 30, 2001

Revenues

	Three Months Ended September 30,				2002% of	2001% of
	2002	2001	$ Change	% Change	Total Rev	Total Rev

Healthcare	$818	$300	$518	172.7%	35.8%	12.8%
Internet	$929	$1,434	$(505)	-35.2%	40.7%	61.0%
Education	$533	$604	$(71)	-11.8%	23.3%	25.7%
Other	$3	$13	$(10)	-76.9%	0.1%	0.6%
Total Net Revenues	$2,283	$2,351	$(68)	-2.9%	100.0%	100.0%

Total revenues decreased $68,000, or 2.9%, to $2,283,000 for the three months ended September 30, 2002 compared to $2,351,000 for the three months ended September 30, 2001.

Revenues from the healthcare market increased $518,000, or 172.7%, to $818,000 for the three months ended September 30, 2002 compared to $300,000 for the three months ended September 30, 2001. The healthcare market includes the health provider market, the health insurance market, the managed care market, and the pharmaceutical/biotech/medical device market. Our decision to expand our presence in the healthcare market and the inclusion of revenues of $69,000 from sales of IMC and Nidus licensed products contributed to the increase in revenues for the three months ended September 30, 2002. As a percent of total revenues,  revenues from the healthcare market increased to 35.8% for the three months ended September 30, 2002 compared to 12.8% for the three months ended September 30, 2001.

Revenues from the Internet market decreased $505,000, or 35.2% to $929,000 for the three months ended September 30, 2002 compared to $1,434,000 for the three months ended September 30, 2001. The Internet market includes Internet portals and large media-related web sites that host a variety of consumer-oriented content and services. The decrease in our Internet revenues was primarily associated with the loss of customers such as Dr. Koop Lifecare Corp. This decrease was offset by the inclusion of $72,000 of revenues from sales of IMC and Nidus licensed products for the three months ended September 30, 2002. As a percent of total revenues, revenues from the Internet market decreased to 40.7% for the three months ended September 30, 2002 compared to 61.0% for the three months ended September 30, 2001. We anticipate that revenues from the Internet market will continue to decrease. One large customer, from whom we generated $576,000 of revenues during the quarter ending September 30, 2002, is not expected to renew its license agreement when the agreement expires in March 2003.

Revenues from the education market decreased $71,000, or 11.8% to $533,000 for the three months ended September 30, 2002 compared to $604,000 for the three months ended September 30, 2001. The decrease in revenues from the education market was primarily attributable to the sale of our 50% ownership interest in the intellectual property rights associated with the A.D.A.M./Benjamin Cummings Interactive Physiology series of educational products to Pearson PLC. As a percent of total revenues, revenues from the education market decreased to 23.3% for the three months ended September 30, 2002 compared to 25.7% for the three months ended September 30, 2001.

Operating Expenses

	Three Months Ended September 30,				2002 % of	2001 % of
	2002	2001	$ Change	% Change	Total Rev	Total Rev

Costs of Revenues	$360	$445	$(85)	-19.1%	15.8%	18.9%
General and Administration	$636	$431	$205	47.6%	27.9%	18.3%
Product and Content Development	$592	$632	$(40)	-6.3%	25.9%	26.9%
Sales and Marketing	$793	$386	$407	105.4%	34.7%	16.4%
Depreciation and Amortization	$220	$118	$102	86.4%	9.6%	5.0%
Total Operating Expenses	$2,601	$2,012	$589	29.3%	113.9%	85.6%

Cost of revenues decreased $85,000, or 19.1%, to $360,000 for the three months ended September 30, 2002 compared to $445,000 for the three months ended September 30, 2001. Cost of revenues includes shipped product components, packaging and shipping costs, newsletter printing costs, distribution license fees, royalties and amortization of capitalized software development costs. This decrease was primarily the result of the decrease in software amortization due to the write off of old products and decreased royalties due to the sale of our 50% ownership interest in the intellectual property rights associated with the A.D.A.M./Benjamin Cummings Interactive Physiology series of educational products to Pearson PLC. These decreases were partially offset by increased royalty expenses due to 2002 sales of our Spanish language products and 2002 costs associated with the operations of IMC and Nidus. As a percent of total revenues, cost of revenues decreased to 15.8% for the three months ended September 30, 2002 compared to 18.9% for the three months ended September 30, 2001.

General and administrative expenses increased $205,000, or 47.6%, to $636,000 for the three months ended September 30, 2002 from $431,000 for the three months ended September 30, 2001. This increase was attributable to a $117,000 increase in legal expenses pertaining to an outstanding lawsuit and the acquisition of IMC and Nidus, an increase in bad debt expense of $36,000, and an increase of $51,000 for general and administration costs associated with the operation of IMC and Nidus. As a percent of total revenues, general and administrative costs increased to 27.9% for the three months ended September 30, 2002 compared to 18.3% for the three months ended September 30, 2001.

Product and content development costs decreased $40,000, or 6.3%, to $592,000 for the three months ended September 30, 2002 from $632,000 for the three months ended September 30, 2001. This decrease was primarily attributable to a decrease of $93,000 in editorial expenses incurred to keep our content products updated and the capitalization of development costs on existing or new internally developed products. These decreases were partially offset by an increase of $161,000 due to our acquisitions of IMC and Nidus. As a percent of total revenues, product development costs decreased to 25.9% for the three months ended September 30, 2002 compared to 26.9% for the three months ended September 30, 2001.

Sales and marketing expenses increased $407,000, or 105.4%, to $793,000 for the three months ended September 30, 2002 from $386,000 for the three months ended September 30, 2001. This increase is partially attributable to our acquisition of IMC and Nidus, which increased sales and marketing expenses $239,000 during the three months ended September 30, 2002. Additionally, sales and marketing expenses increased $164,000 related primarily to increased staffing and  marketing efforts in the healthcare market during the three months ended September 30, 2002. As a percent of total revenues, sales and marketing expenses increased to 34.7% for the three months ended September 30, 2002 compared to 16.4% for the three months ended September 30, 2001.

Depreciation and amortization expenses increased $102,000, or 86.4%, to $220,000 for the three months ended September 30, 2002 from $118,000 for the three months ended September 30, 2001. This increase was primarily attributable to a $148,000 increase due to amortization of purchased intellectual content and purchased customer contracts in connection with the acquisitions of IMC and Nidus. This increase was offset by a decrease in depreciation of  other assets of $46,000.  As a percent of total revenues, depreciation and amortization expenses increased to 9.6% for the three months ended September 30, 2002 compared to 5.0% for the three months ended September 30, 2001.

As a result of the factors described above, operating profit decreased $657,000, to an operating loss of $318,000 for the three months ended September 30, 2002 compared to an operating profit of $339,000 for the three months ended September 30, 2001.

Interest Income

Interest income, net, decreased $30,000, or 75.0%, to $10,000 for the three months ended September 30, 2002, as compared to $40,000 for the three months ended September 30, 2001. This net decrease was primarily attributable to a $30,000 decrease in interest income associated with investments during the three months ended September 30, 2001.

Income Taxes

No provision for income taxes has been reflected for the three months ended September 30, 2002 as we have had net losses during the period. Additionally, we currently meet the requirements for the small corporation exemption for Alternative Minimum Tax purposes.  As of September 30, 2002, we continue to maintain a valuation allowance against our total net deferred tax asset balance.

Losses from Affiliate

We have an investment in a software development company, ThePort Network, Inc. (formerly ThePort.com, Inc.) (“ThePort”). The results of operations of ThePort have been accounted for as an equity investment and accordingly, we record our share of ThePort’s results of operations in our condensed consolidated financial statements for the three months ended September 30, 2002 and 2001. We recorded our share of ThePort’s losses of approximately $111,000 for the three months ended September 30, 2002 and our share of ThePort’s losses of approximately $125,000 for the three months ended September 30, 2001. At September 30, 2002, the carrying value of this investment was approximately $149,000.

ThePort is expected to continue to report losses in the foreseeable future and will require additional investments to maintain operations. If ThePort is not successful in raising additional capital, then we may need to make additional investments or risk losing our investment and prepaid contract fees.

As a result of the above, we had a net loss of $419,000 for the three months ended September 30, 2002 compared to net income of $281,000 for the three months ended September 30, 2001.

Comparison of the Nine Months Ended September 30, 2002 with the Nine Months Ended September 30, 2001

Revenues

	Nine Months Ended September 30,				2002% of	2001% of
	2002	2001	$ Change	% Change	Total Rev	Total Rev

Healthcare	$2,064	$793	$1,271	160.3%	31.5%	11.6%
Internet	$3,018	$4,598	$(1,580)	-34.4%	46.1%	67.4%
Education	$1,448	$1,388	$60	4.3%	22.1%	20.3%
Other	$13	$42	$(29)	-69.0%	0.2%	0.6%
Total Net Revenues	$6,543	$6,821	$(278)	-4.1%	100.0%	100.0%

Total revenues decreased $278,000, or 4.1%, to $6,543,000 for the nine months ended September 30, 2002 compared to $6,821,000 for the nine months ended September 30, 2001.

Revenues from the healthcare market increased $1,271,000, or 160.3%, to $2,064,000 for the nine months ended September 30, 2002 compared to $793,000 for the nine months ended September 30, 2001. The healthcare market includes the health provider market, the health insurance market, the managed care market, and the pharmaceutical/biotech/medical device market. Our decision to expand our presence in the healthcare market and the inclusion of $191,000 of revenues from sales of IMC and Nidus licensed products contributed to the increase in healthcare market revenues for the nine months ended September 30, 2002. As a percent of total revenues, revenues from the healthcare market increased to 31.5% for the nine months ended September 30, 2002 compared to 11.6% for the nine months ended September 30, 2001.

Revenues from the Internet market decreased $1,580,000, or 34.4% to $3,018,000 for the nine months ended September 30, 2002 compared to $4,598,000 for the nine months ended September 30, 2001. The Internet market includes Internet portals and large media-related web sites that host a variety of consumer-oriented content and services. The decrease in our Internet revenues was primarily associated with the loss of customers including Dr. Koop Lifecare Corp. This decrease was primarily offset by the inclusion of $398,000 of revenues from sales of IMC and Nidus licensed products for the nine months ended September 30, 2002. As a percent of total revenues, revenues from the Internet market decreased to 46.1% for the nine months ended September 30, 2002 compared to 67.4% for the nine months ended September 30, 2001. We anticipate that revenues from the Internet market will continue to decrease. One large customer, from whom we generated $1,727,000 of revenues during the nine months ending September 30, 2002, is not expected to renew its license agreement when the agreement expires in March 2003.

Revenues from the education market increased $60,000, or 4.3% to $1,448,000 for the nine months ended September 30, 2002 compared to $1,388,000 for the nine months ended September 30, 2001. The increase is primarily attributable to the inclusion of revenues in the education market of $292,000 from sales of IMC and Nidus licensed products for the nine months ended September 30, 2002.  This increase was partially offset by a decrease in revenues from the education market due to the sale of our 50% ownership interest in the intellectual property rights associated with the A.D.A.M./Benjamin Cummings Interactive Physiology series of educational products to Pearson PLC. As a percent of total revenues, revenues from the education market increased to 22.1% for the nine months ended September 30, 2002 compared to 20.3% for the nine months ended September 30, 2001.

Operating Expenses

	Nine Months Ended September 30,				2002% of	2001% of
	2002	2001	$ Change	% Change	Total Rev	Total Rev

Costs of Revenues	$1,021	$852	$169	19.8%	15.6%	12.5%
General and Administration	$1,727	$1,627	$100	6.1%	26.4%	23.9%
Product and Content Development	$1,906	$1,766	$140	7.9%	29.1%	25.9%
Sales and Marketing	$2,262	$1,451	$811	55.9%	34.6%	21.3%
Depreciation and Amortization	$714	$664	$50	7.5%	10.9%	9.7%
Total Operating Expenses	$7,630	$6,360	$1,270	20.0%	116.6%	93.2%

Cost of revenues increased $169,000, or 19.8%, to $1,021,000 for the nine months ended September 30, 2002 compared to $852,000 for the nine months ended September 30, 2001. Cost of revenues includes shipped product components, packaging and shipping costs, newsletter printing costs, distribution license fees, royalties and amortization of capitalized software development costs. This increase is primarily the result of  increased royalty fees from the sales of our Spanish language products and costs associated with the operations of IMC and Nidus. These increases were partially offset by decreased royalties due to the sale of our 50% ownership interest in the intellectual property rights associated with the A.D.A.M./Benjamin Cummings Interactive Physiology series of educational products to Pearson PLC. As a percent of total revenues, cost of revenues increased to 15.6% for the nine months ended September 30, 2002 compared to 12.5% for the nine months ended September 30, 2001.

General and administrative expenses increased $100,000, or 6.1%, to $1,727,000 for the nine months ended September 30, 2002 from $1,627,000 for the nine months ended September 30, 2001. This increase is primarily attributable to a $198,000 increase in legal and accounting expenses pertaining to an outstanding lawsuit and general and administration costs associated with the operation of IMC and Nidus, an increase in bad debt expense of $86,000, and increased general administration costs of $138,000 due to the acquisitions of IMC and Nidus.  These increases were partially offset by an $114,000 decrease in salary expenses in the 2002 period due to a decrease in headcount in the Atlanta office and a decrease in non-cash stock compensation charges of $143,000. Additionally, the nine month period ended September 30, 2001 included an  $89,000 loss associated with the closing of the San Francisco office. As a percent of total revenues, general and administrative costs increased to 26.4% for the nine months ended September 30, 2002 compared to 23.9% for the nine months ended September 30, 2001.

Product and content development costs increased $140,000, or 7.9%, to $1,906,000 for the nine months ended September 30, 2002 from $1,766,000 for the nine months ended September 30, 2001. This increase is primarily attributable to an increase of $434,000 due to additions of IMC and Nidus’ product and development costs. This increase was partially offset by greater capitalization of internally developed products in 2002, decreased editorial expenses, and decreased production expenses related to the discontinuance of operations of the DrGreene.com web site in the third quarter of 2001. As a percent of total revenues, product development costs increased to 29.1% for the nine months ended September 30, 2002 compared to 25.9% for the nine months ended September 30, 2001.

Sales and marketing expenses increased $811,000, or 55.9%, to $2,262,000 for the nine months ended September 30, 2002 from $1,451,000 for the nine months ended September 30, 2001. This increase is attributable to the acquisition of IMC and Nidus, which increased sales and marketing expenses $552,000 during the nine months ended September 30, 2002. Also, this increase is partially attributable to an increase of  $259,000 resulting from increased staffing and marketing efforts in the healthcare market during the nine months ended September 30, 2002. As a percent of total revenues, sales and marketing expenses increased to 34.6% for the nine months ended September 30, 2002 compared to 21.3% for the nine months ended September 30, 2001.

Depreciation and amortization expenses increased $50,000, or 7.5%, to $714,000 for the nine months ended September 30, 2002 from $664,000 for the nine months ended September 30, 2001. This increase is primarily attributable to a $420,000 increase due to the amortization of purchased intellectual content and purchased customer contracts in connection with the acquisitions of IMC and Nidus. This increase is offset by a  $370,000 decrease in the depreciation of fixed assets and a decrease in amortization expenses in the 2002 period due to the 2001 write-off of the Informational Medical Systems, Inc. (“IMS”)

asset, a collection of patient consent forms for surgical procedures purchased in 1999. As a percent of total revenues, depreciation and amortization expenses increased to 10.9% for the nine months ended September 30, 2002 compared to 9.7% for the nine months ended September 30, 2001.

As a result of the factors described above, operating profit decreased $1,548,000, to an operating loss of $1,087,000 for the nine months ended September 30, 2002 compared to an operating profit of $461,000 for the nine months ended September 30, 2001.

Interest Income

Interest income, net, decreased $13,000, or 19.7%, to $53,000 for the nine months ended September 30, 2002, as compared to $66,000 for the nine months ended September 30, 2001. This net decrease was primarily attributable to a $22,000 decrease in interest expense related to an outstanding note payable offset by a $35,000 decrease in interest income associated with investments during the nine months ended September 30, 2001.

Loss on Investment Securities

Realized losses on investment securities were $0 and $62,000 for the nine months ended September 30, 2002 and 2001. The 2001 losses were attributable to sales of Dr. Koop Lifecare Corp. common stock. We did not own any shares of this stock in 2002.

Gain on Sale of Assets

During the nine months ended September 30, 2001, we sold our 50% ownership interest in the intellectual property rights associated with the A.D.A.M./Benjamin Cummings Interactive Physiology Series to Pearson PLC for $1,950,000 in cash resulting in a net gain of $1,808,000 after expenses. There were no gains on the sale of assets during the nine months ended September 30, 2002.

Income Taxes

No provision for income taxes has been reflected for the nine months ended September 30, 2002 as we have had net losses during the period. Additionally, we currently meet the requirements for the small corporation exemption for Alternative Minimum Tax purposes. For the nine months ended September 30, 2001, no provision was estimated for income taxes, as we had sufficient net operating loss carryforwards to offset taxable income. As of September 30, 2002, we continue to maintain a valuation allowance against our total net deferred tax asset balance.

Losses from Affiliate

We also have an investment in a software development company, ThePort Network, Inc. (formerly ThePort.com, Inc.) (“ThePort”). The results of operations of ThePort have been accounted for as an equity investment and accordingly, we record our share of ThePort’s results of operations in our condensed consolidated financial statements for the nine months ended September 30, 2002 and 2001. We recorded our share of ThePort’s losses of approximately $179,000 for the nine months ended September 30, 2002 and our share of ThePort’s losses of approximately $232,000 for the nine months ended September 30, 2001. At September 30, 2002, the carrying value of this investment was approximately $149,000.

ThePort is expected to continue reporting losses in the foreseeable future and will require additional investment to maintain operations. If ThePort is not successful in raising additional capital, then we may need to make additional investments or risk losing our investment and prepaid contract fees.

As a result of the above, we had a net loss of $1,213,000 for the nine months ended September 30, 2002 compared to net income of $2,041,000 for the nine months ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2002, we had cash and cash equivalents of $1,855,000 and working capital of $1,237,000. We use working capital to finance ongoing operations, fund the development and introduction of evolving business strategies and acquire or fund development of capital assets and internally developed software.

Cash provided by operating activities was $331,000 during the nine months ended September 30, 2002 as compared $211,000 during the nine months ended September 30, 2001. This increase in cash provided by operating activities was due primarily to increases in accounts payable, accrued expenses and deferred revenues when comparing the nine months ended September 30, 2002 to the nine months ended September 30, 2001.

Cash used by investing activities was $647,000 during the nine months ended September 30, 2002 as compared to cash provided of $1,502,000 during the nine months ended September 30, 2001. This decrease was due primarily to the 2001 sale of certain intellectual property rights associated with the A.D.A.M./Benjamin Cummings Interactive Physiology Series to Pearson PLC for $1,950,000. This decrease was also due to cash used in our acquisition of Nidus, assets purchased from a company in bankruptcy, and $250,000 used to acquire an additional Series B preferred stock interest in ThePort during the nine months ended September 30, 2002. During the nine months ended September 20, 2001, cash was provided from the receipt of proceeds from sales of investment securities in Dr. Koop Lifecare Corp. with no comparable activity during the nine months ended September 30, 2002.

Cash used by financing activities was $707,000 during the nine months ended September 30, 2002 compared to cash provided of $566,000 during the nine months ended September 30, 2001. This decrease is primarily due to our receipt of approximately $576,000 of proceeds received from the sale of our common stock during the nine months ended September 30, 2001 under a Common Stock Purchase Agreement with Fusion Capital Fund II, which agreement expired as of December 31, 2001. This decrease was also due to the repurchase and retirement of 683,500 shares of common stock during the nine months ended September 30, 2002 for approximately $717,000.

On September 5, 2000,we entered into a Common Stock Purchase Agreement with Fusion Capital Fund II, LLC, an affiliate of Fusion Capital Fund I, LLC. Pursuant to the Common Stock Purchase Agreement, Fusion Capital agreed to purchase up to $12,000,000 of our common stock in two rounds of $6,000,000 each. The purchase price was based upon the future market price of our common stock. We determined the month of purchase based on our cash requirements. During the nine months ended September 30, 2001, we sold 330,000 shares for a total of $576,000 under this Common Stock Purchase Agreement. In the fourth quarter of 2001, the Common Stock Purchase Agreement with Fusion Capital Fund II expired.

On May 22, 2002, we entered into a new Common Stock Purchase Agreement with Fusion Capital Fund II, LLC. Pursuant to this Common Stock Purchase Agreement, Fusion Capital agreed to purchase up to an aggregate of $12,000,000 of our common stock. We only have the right to receive $15,000 per trading day under this Common Stock Purchase Agreement with Fusion Capital unless our stock price equals or exceeds $7.00, in which case the daily amount may be increased at our option. Fusion Capital shall not be obligated to purchase any shares of our common stock on any trading days that the market price of our common stock is less than $1.00. Since we registered 3,500,000 shares for sale to Fusion Capital pursuant to the agreement, the selling price of our common stock to Fusion Capital will have to average at least $3.43 per share for us to receive the maximum proceeds of $12,000,000 without registering additional shares of common stock, which we have the right but not the obligation to do. Assuming a purchase price of $1.00 per share and the purchase by Fusion Capital of the full 3,500,000 shares under the common stock purchase agreement, proceeds to us would be $3,500,000. If we decided to sell more than the 1,352,100 shares to Fusion Capital (19.99% of our outstanding shares as of May 22, 2002, the date of the Common Stock Purchase Agreement, exclusive of the 160,000 shares issued to Fusion Capital as a commitment fee), we would first be required to seek shareholder approval of the Common Stock Purchase Agreement in order to be in compliance with Nasdaq National Market rules. We may, but shall be under no obligation to, request our shareholders to approve the transaction contemplated by the Common Stock Purchase Agreement.

On July 23, 2002, we repurchased 683,500 shares of our common stock from one shareholder in a private transaction for $1.05 per share totaling $717,675.

On July 1, 2002, we invested an additional $250,000 in ThePort.  This transaction was approved by our independent directors who did not have a financial interest in ThePort at the time of approval.

On December 31, 1999, we issued two notes, in exchange for $500,000 each, from an officer-director of the Company and a commercial bank. These notes accrued interest at 10% per annum with principal and interest due initially on December 31, 2000. The terms of these notes allowed for an extension of nine months, to September 30, 2001 at the option of the holders. We issued warrants to purchase 85,000 shares of common stock to the lenders in conjunction with the issuance of the notes and the related extensions pursuant to the original terms of the notes. The warrants are exercisable at any time at the option of the holders through December 31, 2005 and entitle the holders to purchase an equal number of common shares at a weighted-average price of $7.63 per share. We paid the note and interest earned in full to the commercial bank on September 30, 2000. By the end of 2000, we had paid approximately $296,000 of the principal to our director and officer, but made no payments during the nine months ended September 30, 2001. As of September 30, 2002 this note had been paid in full.

During the year ended December 31, 2001, we acquired an additional preferred stock interest in ThePort for $275,000 in cash. During the nine months ended September 30, 2002, we accepted 154,484 shares of common stock valued at approximately $38,000 in ThePort pursuant to the sublease agreement they signed with us (see paragraph below). As of September 30, 2002, we have an approximate 27% voting interest in ThePort.

In connection with this preferred stock investment, we entered into a five-year agreement that provides us exclusive distribution rights to ThePort’s products within the healthcare industry. As of September 30, 2002, we had pre-paid $125,000 of the contract fee to be applied against future subscription fees. We have committed to generate $1,500,000 in subscription fees during the initial term of the agreement.

Our Chief Operating Officer served on the Board of Directors of ThePort from December 2001 through August 2002. Our Chief Executive Officer, who currently serves as the Chairman of the Board of Directors of ThePort, has acquired an approximate 17% voting interest in ThePort and during the year ended December 31, 2001, holds a convertible note and loans from ThePort for $610,000 as of September 30, 2002. Two additional A.D.A.M. directors also own equity securities in ThePort.

On April 10, 2002, for a term beginning on November 1, 2001, we signed an 8-month sublease agreement with ThePort. We received 14,044 shares of ThePort’s common stock monthly over the term of the agreement, which rate was determined based upon the fair market value of the leased space and ThePort common stock as of April 10, 2002.  Since the expiration of the sublease of June 30, 2002, we have continued to sublease this space to ThePort on a month-to-month basis for the same monthly consideration.

The results of operations of ThePort have been accounted for as an equity investment and accordingly, we record our share of the results of operations in the condensed consolidated financial statements. For the nine months ended September 30, 2002, we recorded our share of ThePort’s losses of approximately $179,000. At September 30, 2002, the carrying value of this investment was approximately $149,000.

ThePort is expected to continue reporting losses in the foreseeable future and will require additional investments to maintain operations. If ThePort is not successful in raising additional capital, then we may need to make additional investments or risk losing our investment and prepaid contract fees.

On May 30, 2001, we received a full-recourse Promissory Note from our Chief Executive Officer for approximately $341,000 for the exercise of 150,000 options at $1.94 per share. The note accrues interest at the rate of 6.25% per annum and is due in full on or before May 29, 2006. Part of the note, $291,000, is secured by 150,000 shares of our common stock and is reflected as shareholders’ equity. As of September 30, 2002, approximately $28,000 of interest has been accrued on this note.

As discussed above, we have entered into a five-year agreement that provides us exclusive distribution rights to ThePort’s products within the healthcare industry. In addition to this distribution agreement, we have entered into certain agreements to license content for our services from various unrelated third parties. We also have contractual obligations at September 30, 2002, relating to real estate, capital and operating lease arrangements.

Except for ThePort, we do not have any investments in joint ventures or special purpose entities, and do not guarantee the debt of any third parties. Our subsidiaries are 100% owned by us and are included in our condensed consolidated financial statements. Our headquarters are located in approximately 26,000 square feet of leased office space in Atlanta, Georgia. The lease ended on September 30, 2002. We are currently negotiating a new lease agreement for a term ending in April 2008.

Total payments due and estimated under distribution agreements, license payments and real estate, operating and capital leases for the rest of 2002 and beyond are listed below:

Year	Distribution Agreements	License Agreements	Real Estate Leases		Operating Leases	Capital Leases	Total

2002	$—	$37,500	$192,661	(1)	$24,446	$8,640	$263,247
2003	—	150,000	301,343	(1)	48,909	8,309	508,561
2004	125,000	80,000	262,500	(1)	23,479	—	490,979
2005	500,000	—	262,500	(1)	555	—	763,055
2006	750,000	—	262,500	(1)	—	—	1,012,500
Thereafter	—	—	262,500	(1)	—	—	262,500

(1) Includes an estimate for the lease expense associated with the lease of the Atlanta, Georgia facility.

Our condensed consolidated financial statements have been presented on the basis that we are a going concern, which contemplates the continuity of business, realization of assets and the satisfaction of liabilities in the ordinary course of business. At September 30, 2002, we had $1,855,000 of cash and cash equivalents, and $1,237,000 of working capital. We have incurred substantial losses and negative cash flows from operations in most fiscal years since inception. Although we reported net income in 2001, we have incurred substantial losses throughout our history and for the first nine months of 2002. In 2001 we recorded net income of $1,597,000. Net income for 2001 was largely provided through the sale of assets and not through operations. Prior to this we experienced losses of $7,854,000 for the twelve months ended December 31, 2000, $9,579,000 for the nine months ended December 31, 1999 and $2,180,000 for the twelve months ended March 31, 1999. We cannot guarantee that we will be able to achieve or sustain profitability. In addition, we have and may continue to invest to support continued operations of ThePort. For the nine months ended September 30, 2002, we incurred a net loss of $1,213,000 with positive cash flows from operations of $331,000.

Based on our forecasted cash flows and our cash and cash equivalents on hand, we expect to have sufficient cash to finance our operations at least through 2003. Our working capital needs beyond 2003 are dependent upon our ability to sustain break-even or positive cash flow, or raise additional funds through the sale of equity or debt securities. We may be required to raise additional funds in order to accelerate development of new and existing services and products, to respond to competitive pressures or to possibly acquire complementary products, businesses or technologies. There can be no assurance that any required additional financing will be available on terms favorable to us, or at all. If additional funds are raised by the issuance of equity securities, our shareholders may experience dilution of their ownership interest and these securities may have rights senior to those of the holders of the common stock. If additional funds are raised by the issuance of debt securities, we may be subject to certain limitations on our operations, including limitations on the payment of dividends. If adequate funds are not available or not available on acceptable terms, we may be unable to take advantage of acquisition opportunities, develop or enhance services or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements made in this report, and other written or oral statements made by or on behalf of us, may constitute “forward-looking statements” within the meaning of the federal securities laws. When used in this report, the words “believes,” “expects,” “estimates,” “intends” and similar expressions are intended to identify forward-looking statements. Statements regarding future events and developments and our future performance, as well as our expectations, beliefs, plans, intentions, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. Examples of such statements in this report include descriptions of our plans and strategies with respect to developing certain market opportunities, our overall business plan, our plans to develop additional strategic partnerships, our intention to develop certain platform technologies and our continuing growth. All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected. We believe that these forward-looking statements are reasonable; however, you should not place undue reliance on such statements. These statements are based on current expectations and speak only as of the date of such statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise.

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

•                  We cannot guarantee that any capital that we obtain to finance our operations will be on terms that are favorable to us.

•                  We may be unable to successfully identify, acquire, manage or integrate complementary businesses, which could limit our potential growth.

•                  We do not expect our largest customer, whose license agreement expires during March 2003, to renew the agreement.

•                  We may be unable to successfully identify, acquire and develop effective distribution channels into the healthcare market that could limit our potential growth.

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

•      ThePort is expected to continue reporting losses in the foreseeable future and will require additional investments to maintain operations.  If ThePort is not successful in raising additional capital, then we may need to make additional investments or risk losing our investment and prepaid contract fees.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2002, we had cash and cash equivalents of approximately $1,855,000 invested in liquid money market funds or bank accounts with average maturities of less than 90 days. The cash and cash equivalents are subject to interest rate risk and we may receive higher or lower interest income if market interest rates increase or decrease. A hypothetical increase or decrease in market interest rates by 5 percent from levels at September 30, 2002 would not have a material impact on our results of operations.

ITEM 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer and acting principal financial officer have evaluated A.D.A.M.’s disclosure controls and procedures as of a date within 90 days prior to the date of this filing and they concluded that these controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14)  are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation.

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

Planned Transfer of Common Stock to Nasdaq SmallCap Market

Effective June 29, 2001, the SEC approved a change to the Nasdaq Stock Market Marketplace Rules concerning quantitative listing standards for initial and continued inclusion on the Nasdaq National and SmallCap Markets. While the Company currently meets the maintenance standard for continued inclusion on the Nasdaq National Market as it relates to net tangible assets ($4,000,000 minimum), we are not in compliance with the new standard as it relates to net equity ($10,000,000 minimum). As of September 30, 2002, we had net equity of approximately $6,332,000. In addition, we have been notified by Nasdaq that we are subject to being delisted from the Nasdaq National Market because our common stock has failed, over a period of thirty consecutive trading days, to meet Nasdaq’s minimum closing bid price requirement of $1.00 per share. In response to these circumstances, we will be applying to transfer our listing from the Nasdaq National Market to the Nasdaq SmallCap Market, and we expect the change to be effective in early December 2002. We currently meet the SmallCap Market’s $2,500,000 minimum net equity requirement, and although the SmallCap Market also has a $1.00 minimum bid requirement, we will have until March 2003 to establish compliance with the requirement before being subject to delisting, and we may qualify for an additional six-month grace period to establish compliance. In addition, we could elect to appeal any delisting notification that we may receive from Nasdaq to a Nasdaq Listing Qualification Panel.

Repurchase of Shares of Common Stock

On July 23, 2002, we repurchased and retired 683,500 shares of our common stock from one shareholder in a private transaction for $1.05 per share totaling $717,675.

Headcount reduction completed through October 31, 2002

During the period of July 31, 2002 through October 31, 2002, we completed a 34% headcount reduction made possible by efficiency gains in our editorial processes and operating efficiencies gained from our investments in content management technology.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)          The following exhibit is filed with this report:

Exhibit Number	Description

99.1	Certification of Chief Executive Officer and Chief Operating Officer.

(b)         During the three months ended September 30, 2002, we filed one current report on Form 8-K. The Form 8-K was filed on August 6, 2002 and attached our second quarter earnings release.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A.D.A.M., Inc.
(Registrant)

By:	/s/ Robert S. Cramer, Jr.
Robert S. Cramer, Jr.
Chairman of the Board, Co-Founder and Chief Executive Officer

By:	/s/ Kevin S. Noland
Kevin S. Noland
Chief Operating Officer
(acting principal financial and accounting officer)

Date: November 14, 2002

CERTIFICATION

I, Robert S. Cramer, Jr., Chief Executive Officer of the registrant, certify that:

(1)           I have reviewed this quarterly report on Form 10-Q;

(2)                                  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this quarterly report;

(3)                                  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this three and nine month report;

(4)                                  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)                                  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the report was being prepared;

(b)                                 evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)                                  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)                                  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)                                  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s auditors any material weaknesses in internal controls; and

(b)           any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)                                  The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002

/s/ Robert S. Cramer, Jr.
Robert S. Cramer, Jr.
Chairman and Chief Executive Officer

CERTIFICATION

I, Kevin S. Noland, Chief Operating Officer (and acting principal financial and accounting officer) of the registrant, certify that:

(1)           I have reviewed this quarterly report on Form 10-Q;

(2)                                  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this quarterly report;

(3)                                  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this three month and nine month report;

(4)                                  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)                                  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the report was being prepared;

(b)                                 evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)                                  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)                                  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)                                  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability auditors any material weaknesses in internal controls; and

(b)                                 any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)                                  The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002

/s/ Kevin S. Noland
Kevin S. Noland
Chief Operating Officer
(acting principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Name

99.1	Certification of Chief Executive Officer and Chief Operating Officer.