Form 10-K
period 2002-12-31
ADAM INC
filed 2003-03-31
CIK 863650

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

Commission File Number 0-26962

A.D.A.M., INC.
(Exact name of registrant as specified in its charter)

Georgia (State of incorporation)	58-1878070 (IRS Employer Identification No.)
1600 RiverEdge Parkway, Suite 100 Atlanta, Georgia 30328 (Address of Principal Executive Offices, Zip Code)
Registrant's telephone number, including area code: (770) 980-0888
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Title of each class Common Stock, par value $.01

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

        The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and directors are "affiliates" of the Registrant) as of June 30, 2002 (based on the closing sale price of the Registrant's common stock, as reported on the Nasdaq National Market on such date) was $9,347,110. As of March 19, 2003, 7,041,384 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        None.

PART I.

Disclosure Regarding Forward Looking Statements

        Certain statements made in this report, and other written or oral statements made by or on behalf of A.D.A.M., may constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. When used in this report, the words "believes," "expects," "estimates," "intends," "will" and similar expressions are intended to identify forward-looking statements. Statements regarding future events and developments and our future performance, as well as our expectations, beliefs, plans, intentions, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. Examples of such statements in this report include descriptions of our plans and strategies with respect to developing certain market opportunities, our overall business plan, our plans to develop additional strategic partnerships, our intention to develop our products and platform technologies, our continuing growth and our ability to contain our operating expenses. All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected. We believe that these forward-looking statements are reasonable; however, you should not place undue reliance on such statements. These statements are based on current expectations and speak only as of the date of such statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise.

ITEM 1. BUSINESS

Overview

        A.D.A.M. serves healthcare organizations, medical professionals, health-interested consumers and students as a leading publisher of visually engaging health and medical information products. A.D.A.M. products are used for learning about health, wellness, disease, treatments, alternative medicine, nutrition, anatomy and general medical reference in both the healthcare and education markets. A.D.A.M. products contain physician-reviewed text, in-house developed medical graphics and multimedia to create health information that offers a unique "visual learning" experience. Today, A.D.A.M. employs a growing range of media, including Internet, software, CD ROM, television, and print to deploy its proprietary content assets and products.

        Our proprietary content and technology assets include:

  •
  an illustrated, physician reviewed Health Encyclopedia that covers approximately 3,600 diseases and medical conditions;

  •
  approximately 40,000 medical illustrations that have been drawn and compiled by A.D.A.M.;

  •
  an extensive library of 3D models developed from the Visible Human Project and other sources;

  •
  thousands of web-enabled animations depicting disease states and other medical conditions and topics, many of which are broadcast-quality;

  •
  interactive tools that complement and enhance the functionality of A.D.A.M.'s health content products;

  •
  unique technology for viewing the human body's anatomy; and

  •
  a proprietary content management system we use to manage and publish our digital assets.

        Collectively, we believe these assets represent the single largest database of proprietary health and medical related content anywhere in the world.

        We believe that pictures are worth a thousand words and that illustrated approaches to explaining complex medical conditions have a significant impact on the way people understand their bodies and medical conditions affecting them. We also believe that our products will have an impact on the way patient education is delivered and used in personal health management, prevention, disease management, and after care applications. We believe we have the potential to capture a significant share of the consumer-patient health education market with our high-quality, medically-accurate, visual and text based information—whether it is being distributed over the Internet, as a component of point-of-care applications within the health care system or as printed products that can be sold and disseminated in a variety of ways including subscriptions and "information prescriptions" given during patient-provider contacts.

        Consumer appetite for online health information continues to grow. In a national survey conducted in March of 2002, the Pew Internet Project found that 62% of Internet users, or approximately 73 million people, have conducted online searches for health information. On a typical day, about six million Americans look online for medical information, meaning more people look online for health advice on any given day than visit a healthcare professional, according to recent figures from the American Medical Association. With this consumer demand, and the proliferation of patients taking an active role with their healthcare provider in their personal care management, we believe that our products will continue to play an increasing role in the product offerings of healthcare providers (particularly hospitals), the pharmaceutical industry, the health insurance and managed care industries, and with large employers who are faced with rising health care costs and loss of productivity due to employee health-related issues. These organizations are actively looking for ways to improve efficiencies, increase patient encounters, and communicate better with patients, plan members and employees.

        In addition, we have recognized the important role our products can have with the growing U.S. Hispanic population. With the Hispanic population rapidly approaching the largest minority group in the U.S., we believe that there will be an increasing need to provide health information to this important demographic segment. New legislation requiring federally funded organizations, such as hospitals and other healthcare providers, to translate information into other languages for people with limited English proficiency, will fuel opportunities for Spanish versions of our health information products. We completed the Spanish translation of our Health Illustrated Encyclopedia, Pregnancy Health Center, and Surgeries and Procedures products in 2001. During 2002, we completed a bilingual version of our Health Illustrated Encyclopedia. Unlike a stand-alone translated product, the bilingual product is integrated and includes technology that offers the end user the ability to "toggle" between an English article and its equivalent, translated article in Spanish. We maintain a translation relationship with a third party vendor for editorial updates to our Spanish products.

        We currently provide our health content products directly and indirectly to a broad range of customers, including hospitals, pharmaceutical companies, health plans, medical device and disease management vendors, employee benefit providers, and Internet portals that feature health information as part of their content offerings. With the downturn of the dot-com economy and the increased sales and marketing activities we have undertaken over the past two years, we have seen a significant shift in our revenue mix from the Internet portal market to the healthcare market.

        We operate in one segment comprised of two markets, healthcare and education. You should also read our segment disclosures, which are included in Note 16 to our consolidated financial statements contained elsewhere in this report.

        A.D.A.M. was incorporated in 1990 as A.D.A.M. Software, Inc. We changed our name to adam.com, Inc. in 1999 and to A.D.A.M., Inc. in 2001. We are headquartered in Atlanta, Georgia.

Acquisitions

        In December 2001, we acquired Integrative Medicine Communications, Inc. ("IMC"), a leading developer and licensor of health content in the complementary and alternative medicine ("CAM")

field. The products, which include a comprehensive, web-enabled database of condition, herbal and supplemental monographs, are designed for use by both the professional clinician and the consumer.

        In February 2002, we acquired Nidus Information Services, Inc. ("Nidus"), a privately held provider of in-depth patient education reports on common health conditions and diseases called WELL-CONNECTED™. This library of over 100 reports was developed by an experienced team of medical writers and editors. These reports are reviewed on a regular basis for accuracy by a board of physicians who have faculty positions at Harvard Medical School and Massachusetts General Hospital. Each report is distinguished from other information sources by its detail of information, quality and currency, its evidence-based approach, and rigorous editorial review. The reports are available through print or web subscriptions and through licensing agreements. They are sold primarily to healthcare providers and Internet portals, health content resellers and medical libraries.

        We have included the results of these acquisitions in our consolidated financial statements from the date of acquisition.

Industry

        For the past several years, consumer demand for accurate, credible health information has been increasing at a rapid pace. As the Internet has emerged as a significant global communications medium, it has contributed to the consumer's ability to better understand, manage and play a more active role in his or her personal health.

        The rapid growth of the Internet as a tool for information research and the increasing appetite consumers have for health information has resulted in a proliferation of web sites offering health-related content. According to the American Medical Association, there are now over 100,000 health information-related websites. While this proliferation has had a positive effect for consumers, it has also raised concerns over the credibility and accuracy of the information being made available. The combined effect of consumers having access to large amounts of information that may or may not be credible is further taxing healthcare providers as they struggle to answer patients' questions or spend additional time redirecting them to other information sources.

        The trend for healthcare organizations today is to use health information in two ways:

  •
  to increase the number of encounters with their organization by providing content that connects a consumer or patient directly to a facility's services or products; and,

  •
  to improve the efficiency of the provider-patient relationship by providing relevant, credible information.

        We believe we are well positioned in the market as the demand for health information grows and as content becomes an increasingly important driver for business growth within the healthcare industry. We have put in place rigorous editorial review and quality assurance processes to ensure the accuracy of the products we publish. In 2002, our Health Illustrated Encyclopedia received accreditation from URAC; also, known as the American Accreditation HealthCare Commission. The accreditation indicates that our Health Illustrated Encyclopedia is in compliance with 53 rigorous standards of quality and accountability, verified by independent audit by the American Accreditation HealthCare Commission (www.urac.org). Our editorial policies are audited by URAC annually. We have also undertaken technological initiatives to enable our content products to be used in broader applications within the healthcare industry such as electronic medical records and other point-of-care applications.

Products and Services

        We offer a comprehensive suite of informative, web-enabled products that are designed to explain complex medical issues in a way that can be easily understood by the non-medical consumer or patient.

We also develop and sell a line of CD ROM products that are sold primarily to the K-12 and higher education markets. In the past several years, we have seen a growing interest from the educational market in web-enabled versions of these products, and we continue to consider migrating certain of our educational products to the web. Currently, we offer our popular anatomical dissection application on the web through an online subscription that is bundled with traditional anatomy textbooks. The bundled textbook product is sold through our network of educational resellers and publishers.

        The following chart summarizes our principal products and the typical users of those products:

PRODUCT	CUSTOMER OR USER	DESCRIPTION
A.D.A.M. Health Illustrated Encyclopedia	Hospitals, health systems, physicians, Internet portals, consumers, patients with pre-diagnostic or after-care information needs	A web-based product of approximately 3,600 articles relating to diseases and health conditions, medical tests, symptoms, injury, treatment options, surgical procedures and nutrition. The content is organized by topic or condition and is enhanced with numerous graphical illustrations. Also translated into Spanish.
WELL-CONNECTED™ In-Depth Disease/Condition Reports	Hospitals, health systems, physicians, consumers, patients with pre-diagnostic or after-care information needs, medical libraries	Available as a bundled content library sold generally by Internet subscription or sold to physicians by disease specialty. We also offer the product in a content suite. Online version translated into Spanish.
Integrative Medicine's ACCESS database of complementary and alternative medicine and subscription products	Hospitals, health systems, Internet portals, specialty web sites catering to alternative medicine, physicians and consumers	Web and print based information written for both the professional and consumer level providing medically reviewed information on the integration of alternative therapies with traditional medicine. Includes 170 health conditions, 120 herbs and supplements, 20 monographs on complementary treatments, and 1,600 drug monographs.

A.D.A.M. Care Guides	Hospitals, health systems, physicians, Internet portals, consumers, patients with pre-diagnostic or after-care information needs	Comprehensive patient care guides on the most common chronic conditions: Asthma, Allergies, Diabetes Type 1, High Blood Pressure and High Cholesterol. Designed for ease of use, each guide contains "key points", supplemental reading, and information to help patients make educated healthcare decisions.
A.D.A.M. Body Guide	Hospitals, pharmaceutical and managed care organizations	A web-based visual orientation map of the body's primary physiological systems. Users can point and click on various body systems and they are presented with relevant medical content either from our products or the hosting customer.
A.D.A.M. Pregnancy Health Center	Consumers, expectant mothers, parents	A web-based product that provides topical health information and interactive tools addressing pregnancy, from pre-conception to post-partum.
A.D.A.M. Child Safety Health Center	Parents	A web-based product that covers a variety of topics related to first aid, home and indoor safety, food and nutrition.
A.D.A.M. Outdoor Health Center	Consumers, hikers, outdoor and sports enthusiasts, campers	A web-based product that addresses over 400 topics relating to outdoor health and safety.
A.D.A.M. Surgeries and Procedures	Consumers, patients for pre- and after-care treatment and self education	A web-based product that explains various surgeries and medical procedures using step-by-step, easy-to-understand language supplemented by medical illustrations, diagrams and imagery.

A.D.A.M. Interactive Anatomy	Undergraduate anatomy and physiology students, physicians	A CD ROM product that simulates human anatomical dissection of both male and female bodies. More than 22,000 anatomical structures can be identified.
A.D.A.M. Online Anatomy	Undergraduate anatomy and physiology students, physicians, remote or eLearning students	A web-enabled version of A.D.A.M. Interactive Anatomy.
A.D.A.M. At Home Series School Editions	K-12 students and teachers	A series of CD ROM products including A.D.A.M. The Inside Story, Nine Month Miracle and Life's Greatest Mysteries coupled with curriculum guides for teachers.
A.D.A.M. Health Image Catalog	Students, teachers, healthcare professionals, media organizations, legal professionals	A web-based database of medical images depicting normal anatomy, trauma, medical procedures and pathologies.

        We also offer our customers various custom and professional services including medical illustration, multimedia and animation development and engineering. Our ability to provide customers with these types of professional services is an important component to our position as a full-service solution provider. We also believe that in order to provide full-service solutions to our customers, we must provide flexibility in the way our products are configured and delivered.

        During the quarter ended June 30, 2002, we completed the implementation of a proprietary content management system that will enable us to take full advantage of our diverse content assets. The new system enables us to maintain our digital assets in a central repository and streamline our ability to update and maintain our assets by providing more real-time update tools to our internal and external content reviewers.

Markets

        We operate in one segment comprised of two markets: healthcare and education. We publish healthcare and related information to healthcare institutions, healthcare professionals, consumer- oriented Internet web sites and students in a variety of mediums including the Internet, printed products such as newsletters, and on CD ROMs. We define our target markets in the following way:

  Healthcare

          The Health Provider Market.    The health provider market includes hospitals, hospital systems, integrated delivery networks, and large physician practice groups that are providing healthcare services to consumers. Hospitals are the first area in the health provider market we have actively targeted. Out of approximately 6,000 hospitals in the U.S., our primary revenue opportunities are with those approximately 2,000 facilities that exceed 200 beds. There are two underlying reasons why we believe this market is important:

    •
    providers are seeking to enhance their web sites with content, tools and services that will increase the number of "encounters" by consumers and patients in their service area; and

    •
    providers are evolving their web sites to offer more point-of-care services including the effective use of personalized health information as part of patient education and risk management.

          The Health Insurance and Managed Care Market.    This market includes a broad range of health insurance companies, managed care organizations, and large employers who are self-insured or who are moving from defined benefit programs to defined contribution programs. We believe that these organizations will want to help plan members and employees better understand healthcare issues of interest to them. We further believe that our health information products are well suited to assist these organizations in two important aspects:

    •
    the recognition and identification of disease for early health intervention; and

    •
    demand management of plan members and employees to seek health intervention when appropriate or as necessary.

          These organizations are also interested in building closer relationships with their constituents to improve member retention and employee health and productivity. We believe this market needs medically-sound health and wellness information that can serve to educate consumers about their health status and improve the appropriate utilization of healthcare resources.

          The Pharmaceutical/Biotech/Medical Device Market.    Another change to the healthcare industry has been the relaxation of pharmaceutical marketing regulations by the Food and Drug Administration in 1997. These changes have led to the proliferation of Direct to Consumer ("DTC") advertising by the pharmaceutical companies. According to a study conducted by the National Institute for Health Care Management Research and Educational Foundation, in 2000, the overall promotional expenditures by pharmaceutical companies were $15.7 billion of which $2.5 billion was spent on DTC marketing, up from $1.8 billion in 1999 and $791 million in 1996. This dramatic increase in spending, along with other types of promotional activities these organizations are engaging in, has created new market opportunities for customized health content that supports these marketing efforts. We currently have several leading pharmaceutical organizations that license our content products, and we believe that there is significant potential to expand these relationships as well as pursue additional content opportunities and to support the promotional activities of organizations in this industry.

          National Internet and Media Web Sites.    This market includes national Internet portals and large media-related web sites that host a variety of consumer-oriented content and services. Generally, these web sites use our health content either exclusively or as part of a larger health channel offering to serve as a driver for advertising revenue. This market also includes government-sponsored web sites. We still derive revenues from this market. However, the number of license agreements we have completed has diminished as the larger web sites continue to grow and the number of smaller, more specialized health sites have either shut down or have been acquired. We currently view this market as an important component in our revenue strategy and will continue to pursue opportunities as they become available. We are actively leveraging existing relationships to provide more content products and professional services.

  Education

          The Educational/eLearning Market.    The educational/eLearning market includes: higher education, K-12, and the allied health markets. Historically, we have serviced this market with our CD ROM-based products and we continue to experience a steady revenue stream from the sale of these CD products. We believe that the educational market is a complementary extension to our broader product strategy in healthcare and we continue to look for ways to expand our presence in the education market. For example, we are currently developing a new version of our flagship education product, A.D.A.M. Interactive Anatomy. The new product will feature both online and offline components and will be marketed to both educational institutions and students.

Customer Support and Client Services

        We believe that a high level of customer support is necessary to attract and retain customers, and therefore, we provide several levels of customer support for both our CD ROM end users and our license customers. We provide toll-free telephone technical support for our CD ROM customers; and through our client services team, we maintain direct and ongoing relationships with our license customers for technical support, integration issues, content updates, and maintenance.

Platform, Product and Content Development

        Our proprietary content platform handles the management and workflow associated with our electronic assets. The publishing components of our system allow us to deliver products to our customers more efficiently and with more accuracy. Our system also allows us to customize our product content offerings with minimal development costs. We have also implemented the use of the National Library of Medicine's Unified Medical Language System ("UMLS"). The use of the UMLS assists in the development of systems that help healthcare organizations integrate data across a wide variety of information systems such as computer-based patient records, information databases such as our Health Illustrated Encyclopedia and other decision support applications. We believe that providing our customers with data that conforms to the UMLS will allow them to easily integrate A.D.A.M.'s content into their own systems creating an "actionable" environment between information and related services.

        With our content management system, and through the development of additional content, products and technologies, we expect to expand our licensing network with new customers and derive additional revenues from our current license customers.

        We provide our products directly to our customers via CD ROM or through File Transfer Protocol (FTP). In addition, we can host content for customers through an Application Services Provider model. Our platform technology and servers are located in a secure data center with built-in redundancies at our corporate offices in Atlanta, Georgia.

        We believe that the combination of the size and breadth of our health information assets, a vast majority of which we consider to be "evergreen" in nature, and a tightly integrated content management system will allow us to achieve a competitive advantage in our targeted markets.

Editorial Excellence

        We believe that our health information products are developed and maintained to the highest degree of completeness, relevancy and medical accuracy. Our editorial process is divided into five areas:

  •
  Development.    Medical writers, health practitioners and medical illustrators develop our content. Previously published content is reviewed and internally evaluated for completeness and relevancy. Also, textual content is evaluated for enhancement with new and appropriate visuals.

  •
  Review.    Our Content Review Board ("CRB") evaluates the accuracy of the text and visual content. The CRB consists of physicians who are specialists in their field that provide input on the medical accuracy, relevancy and completeness of the information.

  •
  Editorial.    Our editorial staff reviews all content, both textual and visual, for grammar, style and consistency. A content quality assurance check is also performed. Acquired content, which has demonstrated adherence to the criteria of the CRB and to our editorial standards, may enter the editorial process at this stage.

  •
  Production.    The content is indexed, stored in a data management environment, coded and tagged for presentation. Another level of technical and content quality assurance checks are also performed during this step.

  •
  Publication.    This is the stage where we publish the content or product to our customers. Customers either purchase printed versions, CD ROMs or integrate the products with their web sites and provide feedback to the editorial process in the form of customer inquiries. Our health information is regularly updated and, in most cases, this update cycle is repeated quarterly. Upon receipt of editorially reviewed and updated information, customers are contractually obligated to implement the updated content on their web site.

        In December of 2001, A.D.A.M. announced that it was one of the first companies to receive the URAC seal of approval for health information. The URAC seal indicates that A.D.A.M.'s Health Illustrated Encyclopedia is in compliance with 53 rigorous standards of quality and accountability, verified by an independent audit of the American Accreditation HealthCare Commission. In 2002, we received notice that our WELL-CONNECTED™ In-Depth Disease/Condition Reports also met URAC approval and we expect other of our products to be approved in the second quarter of 2003.

        We are also a founding member of Hi-Ethics (Health Internet Ethics) which is a non-profit organization dedicated to providing consumers the highest standards for privacy, security, credibility, and reliability of health information via the Internet. In 2002, our chief medical officer, Dr. Alan Greene, was named President of Hi-Ethics and serves as Chair of the Hi-Ethics Quality WorkGroup, which is developing version 2.0 of the Hi-Ethics principles, which will be the new foundation of URAC standards.

Sales and Marketing

        Our sales force consists of an enterprise sales group that focuses on the development of health provider accounts, a business development group that develops account relationships with pharmaceutical organizations, managed care organizations, and non-healthcare related business, and an educational sales group focused on the development of our education markets. We market our products and services through direct sales contacts, our reseller network, consulting groups that provide professional services such as web strategy to our target markets, by participating in major industry trade shows and by leveraging our existing customer base.

        We have also established certain strategic relationships in order to expand our sales and distribution of products to the international markets. For example, we have partnered with an organization that has translated our Health Illustrated Encyclopedia and several other content products into Spanish. We believe that with the rising Hispanic population in the U.S and the federal legislation requiring federally funded organizations, such as hospitals and other healthcare providers, to translate information into other languages for people with limited English proficiency, our Spanish language products will be an important driver for future revenues.

Manufacturing

        The production of our software products includes CD ROM pressing, assembly of purchased product components, printing of product packaging and user manuals and shipping of finished goods, all of which is performed by third-party vendors in accordance with our specifications and forecasts. We believe that there are alternate sources for each of these services that could be implemented without material delay, if necessary.

Proprietary Rights and Licenses

        We regard our software publications and content assets as proprietary. We rely primarily on a combination of copyright, trademark and trade secret laws, employee and third-party nondisclosure agreements and other methods to protect our proprietary rights. We have obtained U.S. federal registrations of the trademarks and the logos for the "A.D.A.M." marks, as well as numerous other trademarks, which identify our products. We have also obtained registrations of the "A.D.A.M." trademark in Australia, Austria, Benelux, Canada, Chile, China, Czech Republic, Denmark, Finland, France, Germany, Hungary, Ireland, Italy, South Korea, New Zealand, Norway, Portugal, South Africa, Sweden, Switzerland and Taiwan and we have a pending application to register the mark in Malaysia. We have also acquired and are using a number of registered and unregistered trademarks to identify our products. We use the "A.D.A.M." mark in Japan under license with Kataken Seiko K.K. and Hihon Novell K.K. We are also the owner of a number of domain name registrations.

        We have applied for and/or obtained numerous U.S. Copyright Registrations for our software, publication and content products, including the Health Illustrated Encyclopedia, A.D.A.M. Interactive Anatomy, A.D.A.M. Online Anatomy and Pregnancy Health Center. We do not currently hold any patents or have any patent applications pending. There can be no assurance that these protections will be adequate to protect the intellectual property rights or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technologies. We further believe that due to the rapid pace of innovation within the multimedia and software industries, factors such as the technological and creative skills of our personnel and the quality of the content of our products are as important in establishing and maintaining a leadership position within the industry as the various legal protections for our technology.

        We believe that our products, trademarks and other proprietary rights do not infringe upon the proprietary rights of third parties and to date no third party has filed an infringement claim against us. However, as the number of products in our industry increases and the functionality of these products overlap, content providers may become increasingly subject to infringement claims. There can be no assurance that third parties will not assert infringement claims against us in the future with respect to current or future products, trademarks or other works of A.D.A.M. or that any assertion will not require us to enter into royalty arrangements or result in costly litigation.

Competition

        The market in which we operate is highly competitive and continually evolving. There are a number of health content service providers offering products in various pre-packaged and customized ways, including:

  •
  Online content providers and aggregators, portals or web sites targeting the healthcare industry or healthcare consumers, such as WebMD Corporation, and HealthGate Data Corporation.

  •
  Public sector and non-profit organizations that provide healthcare information without advertising or commercial sponsorships such as the American Medical Association, LaurusHealth.com and Healthwise, Inc.

  •
  Publishers and distributors of traditional offline media, including those targeting healthcare professionals, many of which have established or may establish web sites such as, Krames, and Health Ink & Vitality.

  •
  Healthcare consulting and Web development companies such as Greystone.net.

  •
  Healthcare Information System vendors such as McKesson Corporation, Cerner Corporation and GE Medical Systems.

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

        We believe our principal competitive advantages in our markets are:

  •
  Ownership of all our A.D.A.M.-labeled electronic assets;

  •
  The size and breadth of our content assets;

  •
  Rigorous editorial review processes;

  •
  Industry compliance for certain products with the American Accreditation HealthCare Commission (URAC) accreditation program;

  •
  Our proprietary content management system; and

  •
  Unique visual content assets that require specialized knowledge and training to create.

Employees

        As of December 31, 2002, we had 38 employees. Of these employees, 19 were engaged primarily in editorial management and product development, 11 in sales and marketing and 8 in finance and administration.

        Our employees are not covered by a collective bargaining agreement and we have experienced no work stoppages. We consider our employee relations to be good. We believe that our future growth and success will depend upon our ability to retain and continue to attract highly skilled and motivated personnel in all areas of our operations.

Factors Affecting Future Performance

        In addition to other factors addressed elsewhere in this report, the following are certain of the factors that could cause our actual results to differ materially from the expected results described in our forward-looking statements:

          We reported net losses in 2002 and we have incurred substantial losses throughout our history except during 2001. In 2002, we recorded net losses of $1,530,000. Prior to this, we experienced income of $1,597,000 in 2001 and losses of $7,854,000 in 2000. We cannot guarantee that we will be able to sustain profitability in the future.

          We may be unable to obtain sufficient capital to pursue our growth and market development strategies, which would hurt our financial results. Since inception we have funded operations with debt and equity capital. Our total operating costs and expenses increased to $10,096,000 in 2002 compared to $8,768,000 in 2001. Although cash provided by operating activities increased to $1,022,000 during 2002 as compared to cash used in operating activities of $874,000 during 2001 and we project that total operating costs and expenses will decrease in the twelve months ending December 31, 2003, we can offer no assurance that our revenues will be sufficient to cover our expenses or that capital will be available to us on satisfactory terms or at all, to fund any shortfall in these costs and revenues.

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

          We have relied and continue to rely on a limited number of customers for a significant portion of our revenues. Losing one or more of these customers may adversely affect our revenues and financial results. Although our largest customer during 2002 will not be renewing its license with us when the license expires in March of 2003, we expect to continue to generate a significant portion of our revenues from a limited number of customers for the foreseeable future.

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

          We may be unable to successfully identify, acquire, manage or integrate complementary businesses. Our long-term growth strategy may include acquiring businesses with complementary products, technologies or professional services. Moving forward, we may not be successful in acquiring other complementary businesses or assimilating their personnel and operations. These difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations. Future acquisitions may also cause us to incur expenses such as in-process research and development expenses, which may negatively affect our earnings. We cannot be certain that we will successfully overcome these risks with respect to any future acquisitions. In addition, we have historically paid a portion of the consideration for some our acquisitions by issuing common stock. The issuance of additional common stock or other securities convertible into common stock in connection with future acquisitions would dilute the ownership interests of our existing shareholders.

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

          A significant number of unissued shares are available for future sale and could adversely affect the market price of our common stock. If our shareholders, option holders, or warrant holders exercise their rights to sell substantial amounts of our common shares in the public market, the market price of our common stock could fall. Given the unpredictable transaction volumes for A.D.A.M. shares, the sale of a significant amount of these shares at any given time could cause the market price of our common stock to decline or otherwise be highly volatile. Such sales could also make it more difficult for us to sell equity or equity-related securities in the future at a time and price when we deem conditions to be more favorable.

          Our principal shareholders have substantial influence and their interest may differ from those of our remaining shareholders. As of December 31, 2002, our executive officers, directors and persons who beneficially own more than 5% of our outstanding common stock controlled approximately 28.2% of the combined outstanding voting power of our common stock. As a result, these holders exert substantial influence with respect to all matters submitted to a vote of holders of common stock, including election of our directors. If our remaining shareholders have interests that differ from these holders, their needs may not be met.

          Our Stock Purchase Agreement with Fusion Capital Fund II, LLC may result in significant dilution of our other shareholders. On May 22, 2002, we entered into a Common Stock Purchase Agreement with Fusion Capital Fund II, LLC. Pursuant to this agreement, Fusion Capital has agreed to purchase up to an aggregate of $12,000,000 of our common stock. We have the right to receive up to $15,000 per trading day under this agreement with Fusion Capital unless our stock price equals or exceeds $7.00, in which case the daily amount may be increased at our option. Fusion Capital is not be obligated to purchase any shares of our common stock on any trading days that the market price of our common stock is less than $1.00. Sales of our common stock under this agreement would dilute the ownership of shareholders other than Fusion Capital Fund II, LLC. As of March 15, 2003, we had not sold any shares of common stock under this agreement.

ITEM 2. PROPERTIES

        Our headquarters are located in approximately 12,000 square feet of leased office space in Atlanta, Georgia. This lease extends through September 2008. We sublease approximately 500 square feet of this space to a company whose Chairman is our Chief Executive Officer, and we sublease an additional 500 square feet of this space to a company whose Chief Executive Officer is a director of A.D.A.M. We are presently not collecting cash payments in connection with these subleases.

        We lease approximately 5,100 square feet of office space in Newton, Massachusetts, under a lease that will terminate in December 2003. We sublease this property to an unaffiliated third party under a sublease that will also expire in December 2003. We lease approximately 1,900 square feet of space in a secondary location in Newton, Massachusetts under a lease that will expire in December 2003.

        If additional facilities are required, we believe that suitable facilities will be available at market rates.

ITEM 3. LEGAL PROCEEDINGS

        On April 25, 1996, a shareholders' class action lawsuit was filed in Fulton County Superior Court in Atlanta, Georgia against us and certain of our then officers and directors. The complaint alleges violations of sections 11, 12(2) and 15 of the Securities Act of 1933 and violations of the Georgia Securities Act arising out of alleged disclosure deficiencies in connection with our initial public offering of common stock, which was completed on November 10, 1995. The complaint seeks compensatory damages in an unspecified amount.

        We and our officers and directors have opposed the plaintiff's written motion for class certification. A hearing on the motion was held on January 30, 2003, but the Court has not yet ruled. The parties are currently exchanging information during the discovery period. We have reached our retention amount with our directors' and officers' ("D & O") liability insurance provider. Accordingly, we anticipate that the D & O insurance provider will begin advancing the costs of defending this action. We believe that we have meritorious defenses and intend to defend the action vigorously.

        We are subject to other legal proceedings and claims that have arisen in the ordinary course of our business; however, we believe, based upon the advice of counsel, that the ultimate resolution of these matters and the shareholders' lawsuit will not have a material adverse effect on our consolidated financial statements taken as a whole.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the last quarter of 2002.

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our common stock is currently listed on the Nasdaq SmallCap Market. On September 12, 2002, we received notification from Nasdaq that we failed to comply with Nasdaq's minimum bid price requirement of $1.00 per share for continued listing on the Nasdaq National Market. On January 31, 2003 we transferred to the Nasdaq SmallCap Market from the Nasdaq National Market System. If the minimum bid price of our common stock is not at least $1.00 for at least 10 consecutive trading days on or prior to September 8, 2003, Nasdaq may seek to delist our common stock from the Nasdaq SmallCap Market. If we are unable to regain compliance with the minimum bid price requirement or fail to comply with other Nasdaq continued listing requirements, our common stock likely would trade in a less efficient market, such as the OTC Bulletin Board or in the "pink sheets" maintained by the National Quotation Bureau, Inc. The following table sets forth the high and low sales price of our common stock for each quarter during the last two years, as reported by the Nasdaq Stock Market:

	High	Low
Twelve Months Ended December 31, 2001
Quarter ended March 30, 2001	$2.38	$1.72
Quarter ended June 30, 2001	$3.15	$1.35
Quarter ended September 30, 2001	$2.80	$1.90
Quarter ended December 31, 2001	$3.15	$2.00
Twelve Months Ended December 31, 2002
Quarter ended March 30, 2002	$4.51	$2.92
Quarter ended June 30, 2002	$3.88	$1.21
Quarter ended September 30, 2002	$1.22	$0.65
Quarter ended December 31, 2002	$0.84	$0.33

        At March 19, 2003 there were 161 record holders of our common stock.

        We have never paid or declared any cash dividends on our common stock and we do not intend to pay dividends on our common stock in the near future. We presently expect to retain any future earnings to fund continuing development and growth of our business. Our payment of dividends in the future is subject to the discretion of our board of directors and will depend on our earnings, financial condition, capital requirements and other relevant factors.

ITEM 6. SELECTED FINANCIAL DATA

        In 1999, we changed our fiscal year end from March 31 to December 31. The selected historical balance sheet and statement of operations data presented below for the years ended December 31, 2002, 2001 and 2000, the nine months ended December 31, 1999, and the year ended March 31, 1999, have been derived from our audited consolidated financial statements.

        The following selected financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein.

	Twelve Months Ended December 31,				Twelve Months Ended March 31, 1999
				Nine Months Ended December 31, 1999
	2002	2001	2000
	(In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Net revenues	$8,924	$8,946	$8,621	$3,144	$5,242

Costs and expenses:
Costs of revenues	1,478	1,588	742	551	1,408
General and administrative	2,451	2,156	3,323	2,997	1,508
Product and content development	2,476	2,243	4,091	5,015	1,924
Sales and marketing	2,782	1,961	2,958	2,680	2,581
Depreciation and amortization	909	820	2,410	764	349
Restructuring	—	—	733	1,049	47

Total costs and expenses	10,096	8,768	14,257	13,056	7,817
Operating income (loss)	(1,172)	178	(5,636)	(9,912)	(2,575)
Interest income (expense), net	66	99	(987)	158	395
Realized loss and impairment of investment securities	(176)	(146)	(1,105)	—	—
Realized gain on sale of assets, net	—	1,808	—	—	—

Income (loss) before income taxes, minority interest and equity in net losses of affiliate	$(1,282)	$1,939	$(7,728)	$(9,754)	$(2,180)
Income taxes	—	—	—	—	—

Income (loss) before minority interest and equity in net losses of affiliate	$(1,282)	$1,939	$(7,728)	$(9,754)	$(2,180)

Minority interest in consolidated subsidiary	—	—	—	175	—
Equity in net losses of affiliate	(248)	(342)	(126)	—	—

Net income (loss)	$(1,530)	$1,597	$(7,854)	$(9,579)	$(2,180)

Basic net income (loss) per share	$(0.22)	$0.25	$(1.42)	$(2.04)	$(0.48)

Weighted average number of common shares and share equivalents outstanding, basic	7,107	6,453	5,536	4,707	4,528

Diluted net income (loss) per share	$(0.22)	$0.24	$(1.42)	$(2.04)	$(0.48)

Weighted average number of common shares and share equivalents outstanding, diluted	7,107	6,555	5,536	4,707	4,528

	December 31,
					March 31, 1999
	2002	2001	2000	1999
			(In thousands)
BALANCE SHEET DATA:
Cash and short term investments	$2,220	$2,878	$1,666	$1,477	$6,161
Accounts receivable-net	1,288	1,949	1,046	828	950
Total current assets	3,838	5,436	3,259	3,544	7,567
Goodwill	2,043	1,474	—	—	—
Total assets	8,691	9,861	6,817	7,736	8,970
Deferred revenue	1,916	1,621	2,479	731	105
Short-term debt	19	34	188	733	—
Total liabilities	2,679	2,688	4,162	4,359	1,174
Total shareholders' equity	6,012	7,173	2,655	3,377	7,796
Working capital (deficiency)	1,206	2,756	(903)	(815)	6,393

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the consolidated financial statements and notes thereto presented elsewhere in this Annual Report on Form 10-K.

Overview

        We serve healthcare organizations, medical professionals, health-interested consumers and students as a leading publisher of visually engaging health and medical information products. Our products are used for learning about health, wellness, disease, treatments, alternative medicine, nutrition, anatomy, and for general medical reference in both the healthcare and education markets. Our products employ physician-reviewed text, in-house developed medical graphics and multimedia to create health information that offer a unique "visual learning" experience. Today, we use a growing range of media, including Internet, software, CD ROM, television and print, to deploy our proprietary content assets and products.

        Our proprietary content library, more than 17 years in the making, includes a physician reviewed Health Encyclopedia that contains discussions of approximately 3,600 diseases and medical conditions; 40,000 medical illustrations that have been drawn and compiled by A.D.A.M.; an extensive library of 3D models developed from the Visible Human Project and other sources; thousands of web-enabled animations depicting disease states and other medical conditions and topics, many of which are broadcast-quality; interactive tools, unique technology for viewing the human body's anatomy; and an advanced content management system we have implemented. Collectively, we believe these assets represent the single largest database of proprietary health and medical related content in the world.

        We believe that pictures are worth a thousand words and that illustrated approaches to explaining complex medical conditions have a significant impact on the way people understand their bodies and medical situations that affect them. We also believe that our products will have an impact on the way patient education information is delivered and used in personal health management, prevention, disease management, and after care applications. We believe we have the potential to capture a significant share of the consumer-patient health education market with our high-quality visual and text based information—whether it is being distributed over the Internet, as a component of point-of-care applications within the health care system or as printed products that can be sold and disseminated in a variety of ways including subscriptions and "information prescriptions" given during patient-provider contacts.

        Consumer appetite for online health information continues to grow. In a national survey conducted in March of 2002, the Pew Internet Project found that 62% of Internet users, or approximately 73 million people, have looked online for health information. On a typical day, about six million Americans search online for medical information, meaning more people look online for health advice on any given day than actually visit a healthcare professional, according to recent figures from the American Medical Association. With this consumer demand, and the proliferation of patients taking an active role with their healthcare provider in their personal care management, we believe that our products will continue to play an increasing role in the product offerings of healthcare providers (particularly hospitals), the pharmaceutical industry, the health insurance and managed care industries and with large employers who are faced with rising health care costs and loss of productivity due to employee health-related issues. These organizations are actively looking for ways to improve efficiencies, increase patient encounters, and communicate better with patients, plan members and employees.

        In addition, we have recognized the important role our products can have with the growing U.S. Hispanic population. With the Hispanic population rapidly approaching the largest minority group in the U.S., we believe that there will be an increasing need to provide health information to this important demographic segment. New legislation requiring federally funded organizations, such as hospitals and other healthcare providers, to translate information into other languages for people with limited English proficiency, will fuel opportunities for Spanish versions of our health information products. We completed the Spanish translation of our Health Illustrated Encyclopedia, Pregnancy Health Center, and Surgeries and Procedures products in 2001. During 2002, we completed a bilingual version of our Health Illustrated Encyclopedia. Unlike a stand-alone translated product, the bilingual product is integrated and includes technology that offers the end user the ability to "toggle" between an English article and its equivalent, translated article in Spanish. We maintain a translation relationship with a third party vendor for editorial updates to our Spanish products.

        We currently provide our health content products directly and indirectly to a broad range of customers, including hospitals, pharmaceutical companies, health plans, medical device and disease management vendors, employee benefit providers, and Internet portals who feature health information as part of their content offerings. With the downturn of the dot-com economy and the increased sales and marketing activities we have undertaken over the past two years, we have seen a significant shift in our revenue mix from the Internet portal market to the healthcare market.

        A.D.A.M. was incorporated in 1990 as A.D.A.M. Software, Inc. We changed our name to adam.com, Inc. in 1999 and to A.D.A.M., Inc. in 2001. We are headquartered in Atlanta, Georgia.

Critical Accounting Policies and Estimates

        Discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the amounts reported in the consolidated financial statements and the accompanying notes. On an on-going basis, we evaluate our estimates, including those related to product returns, product and content development expenses, bad debts, inventories, intangible assets, income taxes, contingencies and litigation. We base our estimates on experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

  •
  Revenue Recognition

            We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), as amended by SAB 101A and 101B. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

            We generate revenues mainly in two ways—Internet-based licensing and shipped product sales. Internet revenues consist primarily of license fees that usually consist of an annual, up-front fee that is initially recorded as deferred revenue. This revenue is recognized ratably over the term of the license agreement beginning after deliver has occurred, upon customer acceptance, when we have determined that the fees from the agreement are fixed and determinable and there are no significant return or acceptance provisions. Product revenues represent the sales of software products and revenues earned under certain royalty agreements. Revenues from product sales are generally recognized at the time title passes to customers, distributors or resellers. Revenues from royalty agreements are recognized as earned based upon performance or product shipment.

  •
  Sales Returns Allowances and Allowance for Doubtful Accounts

            Significant management judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. Management must make estimates of potential future product returns related to current period product revenue. Allowances for estimated product returns are provided at the time of sale. We evaluate the adequacy of allowances for returns primarily based upon our evaluation of historical and expected sales experience and by channel of distribution. The judgments and estimates of management may have a material affect on the amount and timing of our revenue for any given period.

            Similarly, management must make estimates of the uncollectability of accounts receivable. Management specifically analyzes accounts receivable and historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

  •
  Capitalized Software Development Costs

            We capitalize internal software development costs in accordance with Financial and Accounting Standards Board ("FASB") Statement No. 86 ("FAS 86"), "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." This statement specifies that costs incurred internally in creating a computer software product shall be charged to expense when incurred as research and development until technological feasibility has been established for the product. Technological feasibility is established upon completion of all planning, designing, and testing activities that are necessary to establish that the product can be produced to meet its design specifications including functions, features, and technical performance requirements. We cease capitalization of internally developed software when the product is made available for general release to customers and thereafter, any maintenance and customer support is charged to expense when related revenue is recognized or when those costs are incurred. We amortize such capitalized costs as cost of sales on a product-by-product basis using the straight-line method over a period of two years. We continually evaluate the recoverability of capitalized costs and if the successes of new product releases are less than we anticipate then a write-down of capitalized costs may be made which could adversely affect our results in the reporting period in which the write-down occurs.

            We also capitalize internal software development costs in accordance with the American Institute of Certified Public Accountants Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This statement specifies that computer software development costs for computer software intended for internal use occurs in three stages: (1) the preliminary project stage, where costs are expensed as incurred, (2) the application development stage, where costs are capitalized, and (3) the post-implementation or operation stage, where again costs are expensed as incurred. We cease capitalization of developed software for internal use when the software is ready for its intended use and placed in service. We amortize such capitalized costs as cost of sales on a product-by-product basis using the straight-line method over a period of three years. We continually evaluate the usability of the products that make up our capitalized costs and if certain circumstances arise such as the introduction of new technology in the marketplace that management intends to use in place of the capitalized project, then a write-down of capitalized costs may be made which could adversely affect our results in the reporting period in which the write-down occurs.

  •
  Inventory

            We record reserves for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

  •
  Legal Contingencies

            We are subject to certain legal proceedings as discussed elsewhere in this report. Currently we do not believe that these matters will have a material impact on our financial results or financial position. This conclusion is based primarily on our insurance coverage for these matters. It is possible, however, that future results of operations for any particular quarter or annual period could be materially affected by changes in assumptions or other circumstances involving these legal matters.

  •
  Goodwill and Intangible Assets

            As described in Note 3 to the consolidated financial statements we have recorded goodwill in connection with our acquisition of IMC in 2001 and Nidus in 2002. In July 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets."

            SFAS 141 requires the purchase method of accounting for all business combinations and that certain acquired intangible assets in a business combination be recognized as assets separate from goodwill. We have applied SFAS 141 in our allocation of the purchase price to the IMC acquisition and to the Nidus acquisition.

            SFAS 142 requires that goodwill and other intangibles that have an indefinite life are no longer to be amortized but are to be tested for impairment at least annually. In assessing impairment we must make judgments and assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective net assets. Other factors that could cause impairment could result from a significant decline in our stock price for a sustained period and our market capitalization relative to net book value. If these estimates or their related assumptions change in the future, we may be required to record an impairment charge for the recorded goodwill. We conducted the impairment test for fiscal 2002 and concluded no impairment had occurred. Since we did not have any goodwill recorded prior to the IMC and Nidus acquisitions, the provision of SFAS 142 requiring companies to stop amortizing goodwill will have no impact on our ongoing operating results or the comparability of such results with prior periods.

  •
  Income Taxes

            As part of the process of preparing our consolidated financial statements we are required to estimate our taxes in each of the jurisdictions in which we operate. This process involves management estimating the actual tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and U.S. GAAP purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increases this allowance in a period, an expense is recorded within the tax provision in the consolidated statement of operations.

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

            The adoption of FIN 44 did not have a material impact on our financial position or results of operations for 2002. This interpretation requires variable accounting treatment for options that have been modified from their original terms. Accordingly, compensation cost shall be adjusted for increases or decreases in the intrinsic value of the modified awards in subsequent periods and until the awards have been exercised, forfeited, or expired. As of December 31, 2002, we have 231,400 outstanding options with an exercise price of $5.25 that are considered variable under this interpretation. Because the stock price since the effective date of July 1, 2000 has been below $5.25, we have not recorded any compensation cost related to the repriced options issued on January 14, 1999. Should our stock price climb above $5.25 our operating results will be affected until the stock options are either exercised or forfeited and could adversely affect any reporting period in which the variable accounting is required. Any charges that result from these variable options would be non-cash operating expenses and will be reported on a separate line item.

Recent Accounting Pronouncements

        In July 2001, the FASB issued SFAS 141 and SFAS 142. SFAS 141 is effective for any business combinations initiated after June 30, 2001, while SFAS 142 became effective for us commencing January 1, 2002.

  •
  SFAS 141 generally requires us to use the purchase method to account for any acquisitions initiated after June 30, 2001 and eliminates the pooling-of-interest methods. Our adoption of this standard did not have a material effect on our financial position or results of operations. We have applied SFAS 141 in our allocation of the purchase price to the IMC and Nidus acquisitions.

  •
  SFAS 142 affects how we account for goodwill and other intangible assets acquired in both previous and any future acquisitions. SFAS 142 eliminates the amortization of goodwill associated with acquisitions made after June 30, 2001. SFAS 142 also requires an impairment test on goodwill be performed at least annually beginning in 2002. We performed the impairment test during 2002. The test was based on cash flow and earnings projections, and did not result in an impairment charge. Since we did not have any goodwill recorded prior to the IMC and Nidus acquisitions, the provision of SFAS 142 requiring companies to stop amortizing goodwill did not have an impact on our ongoing operating results or the comparability of such results with prior periods.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 supercedes SFAS No. 121, "Accounting for the

Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", but retains its fundamental provisions for recognition and measurement of the impairment of long-lived assets to be held and used and those to be disposed of by sale. We adopted this standard as of January 1, 2002, the result of which did not have a material effect on our financial position, results of operations or cash flows.

        In January 2002, the Emerging Issues Tax Force ("EITF") issued EITF 01-14 "Income Statement Characterization of Reimbursements for Out of Pocket Expenses Incurred." EITF 01-14 requires companies to characterize reimbursements received for out-of-pocket expenses as revenues in the statement of operations. We adopted the provision of EITF 01-14 on January 1, 2002 and it did not have a material impact on our financial position, results of operations, or cash flows.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other things, this statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" (SFAS No. 4), which required all gains and losses from extinguishment of debt to be aggregated and if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30, "Reporting the Results of the Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," which requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations, will now be applied. We will adopt this new standard effective January 1, 2003.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses significant issues relating to the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities, and nullifies the guidance in EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." We will adopt this new standard effective January 1, 2003.

        In November 2002, the FASB issued SFAS Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34." FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of the interpretation are effective for financial statements of periods that end after December 15, 2002. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002.

        In December 2002, the FASB issued SFAS 148, "Accounting for Stock Based Compensation—Transition and Disclosure—an Amendment to SFAS 123." SFAS 148 provides two additional transition methods for entities that adopt the preferable method of accounting for stock based compensation. Further, the statement requires disclosure of comparable information for all companies regardless of whether, when, or how an entity adopts the preferable, fair value based method of accounting. These disclosures are not required for interim periods in addition to the traditional annual disclosure. The amendments to SFAS 123, which provides for additional methods, are effective for periods beginning after December 15, 2002, although earlier application is permitted. The amendments to the disclosure requirements are required for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002.

        In January 2003, the FASB issued SFAS Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 expands upon existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities, and activities of a variable interest entity. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. We do not expect the adoption of FIN 46 to have a significant effect on our financial position, results of operations or cash flows.

Quarterly Financial Information

        The following tables set forth summary earnings data for each quarter of the last two years:

	2002 Three Months Ended
	March 31	June 30	September 30	December 31,
	(In thousands, except per share data)
Operating revenues	$2,108	$2,153	$2,283	$2,380
Operating (loss) income	(199)	(570)	(318)	(85)
Net (loss) income	(230)	(563)	(419)	(318)
Earnings per share basic and diluted	$(0.03)	$(0.08)	$(0.06)	$(0.05)
	2001 Three Months Ended
	March 31	June 30	September 30	December 31,
	(In thousands, except per share data)
Operating revenues	$2,076	$2,394	$2,351	$2,125
Operating income (loss)	99	24	339	(284)
Net income (loss)	44	1,717	281	(445)
Earnings per share—basic	$0.01	$0.27	$0.04	$(0.07)
Earnings per share—diluted	$0.01	$0.26	$0.04	$(0.07)

Results of Operations

        The following table sets forth for the periods indicated the percentages of our net revenues represented by each line item.

	Twelve Months ended December 31, 2002	Twelve Months ended December 31, 2001	Twelve Months ended December 31, 2000
Net revenues	100%	100%	100%
Cost and expenses:
Cost of revenues	16.6	17.8	8.6
General and administrative	27.5	24.1	38.5
Product and content development	27.7	25.1	47.5
Sales and marketing	31.2	21.9	34.3
Depreciation and amortization	10.2	9.1	28.0
Restructuring	—	—	8.5

Total costs and expenses	113.2	98.0	165.4

Operating income (loss)	(13.2)%	2.0%	(65.4)%

Twelve months ended December 31, 2002 compared to twelve months ended December 31, 2001

        Total net revenues decreased $22,000, or 0.2%, to $8,924,000 for 2002 compared to $8,946,000 for 2001.

        Revenues from the healthcare market increased $1,797,000, or 160.9%, to $2,914,000 for 2002 compared to $1,117,000 for 2001. The healthcare market includes the healthcare provider market, the health insurance and managed care market, and the pharmaceutical/biotech/medical device market. Our decision to expand our presence in the healthcare market and the inclusion of $291,000 of revenues from sales of IMC and Nidus licensed products contributed to the increase in healthcare market revenues during 2002. As a percent of total revenues, revenues from the healthcare market increased to 32.7% for 2002 compared to 12.5% for 2001.

        Revenues from the Internet market decreased $1,851,000, or 31.9%, to $3,956,000 for 2002 compared to $5,807,000 for 2001. The Internet market includes Internet portals and large media-related web sites that host a variety of consumer-oriented content and services. The decrease in our Internet revenues was primarily associated with the loss of customers as a result of bankruptcy or loss of funds including Dr. Koop Lifecare Corp. This decrease was partially offset by the inclusion of $459,000 of revenues from sales of IMC and Nidus licensed products during 2002. As a percent of total revenues, revenues from the Internet market decreased to 44.3% during 2002 compared to 64.9% for 2001. We anticipate that revenues from the Internet market will continue to decrease. One large customer, from whom we generated $2,346,000 of revenues during 2002, will not renew its license agreement when the agreement expires in March 2003.

        Revenues from the education market increased $31,000, or 1.6%, to $2,010,000 for 2002 compared to $1,979,000 for 2001. The education market revenues consist primarily of CD ROM based product sales. The increase is primarily attributable to the inclusion of revenues in the education market of $351,000 from sales of IMC and Nidus licensed products during 2002. This increase was partially offset by a decrease in revenues from the education market due to the sale of our 50% ownership interest in the intellectual property rights associated with the A.D.A.M./Benjamin Cummings Interactive Physiology series of educational products to Pearson PLC during 2001. As a percent of total net revenues, net revenues from the education market increased to 22.5% for 2002 compared to 22.1% for 2001.

        Cost of revenues decreased $110,000, or 6.9%, to $1,478,000 for 2002 compared to $1,588,000 for 2001. Cost of revenues includes shipped product components, packaging and shipping costs, newsletter printing costs, distribution license fees, royalties, and amortization of capitalized software development costs. These decreases were primarily the result of the amortization and write-off during 2001 of older technology acquired in 2000 and the decreased royalties payable to third parties due to the sale of our 50% ownership interest in the intellectual property rights associated with the A.D.A.M./Benjamin Cummings Interactive Physiology series of educational products to Pearson PLC during 2001. These decreases were offset by an increase in our royalty fees from the sales of our Spanish language products and costs associated with the operations of IMC and Nidus during 2002. As a percent of total revenues, cost of revenues decreased to 16.6% for 2002 compared to 17.8% for 2001.

        General and administrative expenses increased $295,000, or 13.7%, to $2,451,000 for 2002 from $2,156,000 for 2001. This increase is primarily attributable to $250,000 of royalty expense and settlement charges related to an affiliate (see "Recent Developments" below), $203,000 increase in legal and accounting expenses pertaining to an outstanding lawsuit and the acquisitions of IMC and Nidus, an increase in bad debt expense of $115,000, and increased general administration costs of $95,000 due to the acquisitions of IMC and Nidus. These increases were partially offset by a $136,000 decrease in salary expenses in the 2002 period due to a decrease in headcount in the Atlanta office and a decrease in non-cash stock compensation charges of $141,000. Additionally, 2001 included an $86,000 loss associated with the closing of our San Francisco office. As a percent of total revenues, general and administrative costs increased to 27.5% for 2002 compared to 24.1% for 2001.

        Product and content development costs increased $233,000, or 10.4%, to $2,476,000 for 2002 from $2,243,000 for 2001. This increase is primarily attributable to an increase of $435,000 due to additions of the product and development costs of IMC and Nidus. This increase was partially offset by capitalization of internally developed products of $656,000 in 2002, decreased editorial expenses, and decreased production expenses related to the discontinuance of operations of the DrGreene.com web site in the third quarter of 2001. As a percent of total revenues, product development costs increased to 27.7% for 2002 compared to 25.1% for 2001.

        Sales and marketing expenses increased $821,000, or 41.9%, to $2,782,000 for 2002 from $1,961,000 for 2001. This increase is primarily attributable to the acquisition of IMC and Nidus, which increased sales and marketing expenses $596,000 during 2002. Also, this increase is partially attributable to an increase of $225,000 resulting from increased staffing and marketing efforts in the healthcare market during 2002. As a percent of total revenues, sales and marketing expenses increased to 31.2% for 2002 compared to 21.9% for 2001.

        Depreciation and amortization expenses increased $89,000, or 10.9%, to $909,000 for 2002 from $820,000 for 2001. This increase is primarily attributable to a $536,000 increase due to the amortization of purchased intellectual content and purchased customer contracts in connection with the acquisitions of IMC and Nidus. This increase is offset by a $447,000 decrease in the depreciation of fixed assets and a decrease in amortization expenses in 2002 due to the 2001 write-off of the Informational Medical Systems, Inc. ("IMS") assets, a collection of patient consent forms for surgical procedures purchased in 1999. As a percent of total revenues, depreciation and amortization expenses increased to 10.2% for 2002 compared to 9.1% for 2001.

        Interest income, net, decreased $33,000, or 33.3%, to $66,000 for 2002, as compared to interest income of $99,000 for 2001. This decrease was primarily attributable to a decrease in interest income of $19,500 due to the maturing of Certificates of Deposits and a decrease in interest earned of $8,500 from a notes payable during 2002 compared to 2001.

        During 2001, we sold our 50% ownership interest in the intellectual property rights associated with the A.D.A.M./Benjamin Cummings Interactive Physiology Series to Pearson Education, Inc. for $1,950,000 in cash resulting in a net gain of $1,808,000 after expenses. There were no gains on the sale of assets during 2002.

        No provision for income taxes has been reflected for 2002 as we have had net losses during the period. Additionally, we currently meet the requirements for the small corporation exemption for Alternative Minimum Tax purposes. For 2001, no provision was estimated for income taxes, as we had sufficient net operating loss carryforwards to offset taxable income. As of December 31, 2002, we continue to maintain a valuation allowance against our total net deferred tax asset balance.

        We recorded an impairment charge totaling $176,000 during 2002 for our equity investment in ThePort Network, Inc. ("ThePort") and our cost investment in BeBetter Networks, Inc. This impairment charge was recorded due to continuing losses and our decision to terminate our subscription fee agreement with ThePort. See "Recent Developments" below. During 2001, we recorded an investment loss of $146,000 due to the difference in the book value of investment securities held at the end of 2000 and the amount realized from their sale in 2001.

        The results of operations of ThePort have been accounted for as a equity investment and accordingly, we recorded our share of ThePort's results of operations in our consolidated financial statements for 2002 and 2001. We recorded our share of ThePort's losses of approximately $248,000 for the twelve months ended December 31, 2002 and our share of ThePort's losses of approximately

$342,000 for the twelve months ended December 31, 2001. At December 31, 2002, the carrying value of this investment was approximately $0.

        As a result of the above, we had net loss of $1,530,000 for 2002 compared to a net income of $1,597,000 for 2001.

Twelve months ended December 31, 2001 compared to twelve months ended December 31, 2000

        Total net revenues increased $325,000, or 3.8%, to $8,946,000 for 2001 compared to $8,621,000 for 2000. The increase is primarily attributable to a $709,000 increase in net revenues from the healthcare market as a result of our focus on this market in 2001, partially offset by a decrease in net revenues from the education market.

        Net revenues from the healthcare market increased $709,000, or 11.4% to $6,924,000 for 2001 compared to $6,215,000 for 2000. The increase is primarily attributable to increases in the health provider, pharmaceutical and managed care areas of the healthcare market. Revenues from national Internet and media web sites were essentially flat for calendar 2001. As a percent of total net revenues, net revenues from the healthcare market increased to 77.4% for 2001 compared to 72.1% for 2000.

        Net revenues from the education market decreased $171,000, or 8.0%, to $1,979,000 for 2001 compared to $2,150,000 for 2000. The education market revenues consist primarily of CD ROM product sales. This decrease is primarily attributable to increased sales and marketing focus on the healthcare market during calendar 2001. As a percent of total net revenues, net revenues from the education market decreased to 22.1% for 2001 compared to 24.9% for the 2000.

        Cost of revenues increased $846,000, or 114.0%, to $1,588,000 for 2001 compared to $742,000 for 2000. Cost of revenues includes the cost of support, shipped product component costs, packaging, documentation, royalties and amortization of capitalized software development costs. This increase is primarily the result of the amortization and write-off of older technology acquired in calendar 2000. As a percent of total net revenues, cost of revenues increased to 17.8% for 2001 compared to 8.6% for 2000.

        General and administrative expenses decreased $1,167,000, or 35.1%, to $2,156,000 for 2001 from $3,323,000 for 2000. This decrease is primarily attributable to cost control measures enacted in calendar 2000 and continued in calendar 2001. In particular, we realized significant savings in the areas of consulting, legal and accounting fees, and other professional service fees. Also, approximately $370,000 of the decrease is attributed to the costs saved by closing our San Francisco office in 2000. These decreases in general and administrative expenses were partially offset by a non-cash stock compensation charge of $141,000 in calendar 2001. As a percent of total net revenues, general and administrative costs decreased to 24.1% for 2001 compared to 38.5% for 2000.

        Product and content development costs decreased $1,848,000, or 45.2%, to $2,243,000 for 2001 from $4,091,000 for 2000. We capitalized product development expenditures of $896,000 in calendar 2001 and $1,631,000 during calendar 2000, which represented 28.5% of total product development expenditures for each respective period. This decrease is primarily attributable to cost control measures enacted in 2000 and continued in 2001. In particular, we incurred significantly lower costs for outside consultants and content acquisition. Also, product expenses related to the operation of the DrGreene.com web site, which was discontinued during the third quarter of calendar 2000, decreased $357,000 for calendar 2001 compared to calendar 2000. Additionally, we merged production of our LIDO.com web site with our general A.D.A.M. production efforts, and the resulting synergies decreased product and content development costs by $147,000 when comparing 2001 to 2000. These decreases were offset by an increase in editorial expenses of $611,000 incurred to keep our content products updated. As a percent of total net revenues, product development costs decreased to 25.1% for 2001 compared to 47.5% for 2000.

        Sales and marketing expenses decreased $997,000, or 33.7%, to $1,961,000 for 2001 from $2,958,000 for 2000. This decrease is attributable to aggressive cost control measures enacted in 2000 and continued in calendar 2001. In particular, we realized significant savings in the areas of advertising, trade shows, travel, and marketing co-op development funds. Also, this decrease is partially attributable to a decrease of $333,000 resulting from the combination of sales and marketing activities related to the LIDO.com web site with our general A.D.A.M. sales and marketing efforts. Additionally, we reduced our resources on the development of our web site, which served primarily as a marketing tool for us during 2001 resulting in a $216,000 decrease in expenses. As a percent of total net revenues, sales and marketing expenses decreased to 21.9% for 2001 compared to 34.3% for 2000.

        Depreciation and amortization expenses decreased $1,590,000, or 66.0%, to $820,000 for 2001 from $2,410,000 for 2000. This decrease is primarily the result of (1) a $415,000 amortization charge in 2000 related to expenses associated with the $6,000,000 debenture sold to Fusion Capital I, LLC and (2) a decrease of $1,336,000 in amortization expense and the write-down in 2000 of the DrGreene.com assets acquired during the nine months ended December 31, 1999. This decrease for calendar 2001 was partially offset by a $227,000 increase in amortization expense due to the write-off of the Informational Medical Systems, Inc. asset, a collection of patient consent forms for surgical procedures purchased in 1999. As a percent of total net revenues, depreciation and amortization expenses decreased to 9.2% for 2001 compared to 28.0% for 2000.

        During 2000, we recorded a restructuring charge of $733,000 reflecting costs associated with certain obsolete contracts, non-cash stock compensation paid to former employees and leasehold improvement costs and accrual of lease obligations related to the closure of our San Francisco office. During 2001, no restructuring charges were recorded.

        Interest expense, net, decreased $1,086,000, or 110.1%, to interest income of $99,000 for 2001, as compared to interest expense $987,000 for 2000. This decrease was primarily attributable to a $750,000 non-cash charge related to the beneficial conversion feature associated with the $6,000,000 debenture from Fusion Capital Fund I, LLC, $71,000 of interest payable to the holders of the notes payable and $337,000 representing amortization associated with the warrants issued in connection with the notes payable for 2000.

        During 2001, we sold our 50% ownership interest in the intellectual property rights associated with the A.D.A.M./Benjamin Cummings Interactive Physiology Series to Pearson PLC for $1,950,000 in cash resulting in a net gain of $1,808,000 after expenses. There were no gains on the sale of assets during 2000.

        For 2001 and 2000, no provision has been estimated for income taxes. We had sufficient net operating loss carry forwards to offset regular taxable income. Additionally, we anticipate meeting the requirements for the small corporation exemption for Alternative Minimum Tax purposes. As of December 31, 2001, we continue to maintain a valuation allowance against our total net deferred tax asset balance.

        We recorded an investment loss of $146,000 during 2001 due to the difference in the book value of investment securities held at the end of 2000 and the amount realized from their sale in 2001. During 2000, we recorded an investment loss of $1,105,000 as a result of a decline in the fair value of its investment securities. Management determined the decline to be "other than temporary." As of December 31, 2001, we hold no investment securities.

        During 2001, we invested $275,000 in ThePort. The results of operations of this entity have been accounted for as an equity investment during 2001 and accordingly we record our share of the results of operations in the consolidated financial statements of the Company. For 2001, we recorded our share of ThePort's losses of $342,000. At December 31, 2001, the carrying value of this investment was $40,000. During 2000, we also accounted for this investment using the equity method and recorded our share of ThePort's losses of $126,000. At December 31, 2000, the carrying value of this investment was $107,000.

        As a result of the above, we had net income of $1,597,000 for 2001 compared to a net loss of $7,854,000 for 2000.

Liquidity and Capital Resources

        As of December 31, 2002, we had cash and cash equivalents of $2,220,000 and working capital of $1,206,000.

        For 2002, we had losses as a result of increased operating expenses. Operating expense levels, excluding potential non-recurring, non-cash charges, have been increasing as reflected in the results of operations for the twelve months ended December 31, 2002, but we expect costs to decline in relation to the current levels of revenues for the foreseeable future due to our costs control measures which were implemented in the later half of 2002. We anticipate continued current levels of investment for content development, improvement of existing and development of new technologies, infrastructure development and product marketing and sales efforts. However, we will continue to evaluate opportunities that create efficiencies, consolidate operating costs and reduce overhead such that overall operating expense levels remain controlled.

        Cash provided by operating activities increased to $1,022,000 during 2002 as compared to cash used in operating activities of $874,000 during 2001. A decrease in accounts receivable, inventories, prepaid expenses and other assets, and accounts payable and accrued liabilities combined with an increase in deferred revenues offset the benefits of our costs control measures in the later half of 2002 as it relates to cash flows.

        Cash used in investing activities was $923,000 during 2002 as compared to cash provided by investing activities of $1,250,000 during 2001. Cash provided by investing activities in 2001 was due primarily to the sale of our 50% ownership interest in the A.D.A.M./Benjamin Cummings Interactive Physiology Series of products for $1,950,000. There was no comparable activity for 2002.

        Cash used in financing activities increased to $757,000 during 2002 as compared to cash provided by financing activities of $1,260,000 during 2001. In 2002, the primary financing activity impacting cash flows related to the repurchase of common stock from one shareholder in a private transaction that resulted in a use of $717,000 of cash. The primary financing activities impacting cash flows in 2001 related to additional common stock sales under the Common Stock Purchase Agreement entered into in 2000 with Fusion Capital Fund (described below), which resulted in $1,373,000 of cash.

        We also use working capital to finance ongoing operations, fund the development and introduction of new business strategies and internally developed software, acquire complementary businesses and acquire capital equipment. Deferred revenue increased $295,000 for the twelve months ended December 31, 2002, which was primarily due to an increase in the number of healthcare market license agreements we held, while net accounts payable and accrued expenses decreased by $328,000.

        On September 5, 2000, we entered into a Common Stock Purchase Agreement with Fusion Capital Fund II, LLC. Pursuant to the agreement, Fusion Capital agreed to purchase up to $12,000,000 of our common stock in two rounds of $6,000,000 each. The purchase price of our common stock was based upon the future market price of the common stock. We determined the month of purchase based on our cash requirements. As of December 31, 2001, we had sold 963,920 shares of common stock pursuant to the agreement and received cash totaling approximately $2,370,000, including 663,920 shares for $1,373,000 in 2001. In the fourth quarter of 2001, the agreement with Fusion Capital Fund II expired.

        On May 22, 2002, we entered into a second Common Stock Purchase Agreement with Fusion Capital Fund II, LLC. Pursuant to this agreement, Fusion Capital agreed to purchase up to an aggregate of $12,000,000 of our common stock. We have the right to receive up to $15,000 per trading day under this agreement unless our stock price equals or exceeds $7.00, in which case the daily amount may be increased at our option. Fusion Capital is not obligated to purchase any shares of our common stock on any trading days that the market price of our common stock is less than $1.00. Since we registered 3,500,000 shares for sale to Fusion Capital pursuant to the agreement, the selling price of our common stock to Fusion Capital will have to average at least $3.43 per share for us to receive the maximum proceeds of $12,000,000 without registering additional shares of common stock, which we have the right but not the obligation to do. Assuming a purchase price of $1.00 per share and the purchase by Fusion Capital of the full 3,500,000 shares under the agreement, proceeds to us would be $3,500,000. If we decided to sell more than the 1,352,100 shares to Fusion Capital (19.99% of our outstanding shares as of May 22, 2002, the date of the agreement, exclusive of the 160,000 shares issued to Fusion Capital as a commitment fee), we would first be required to seek shareholder approval of the agreement in order to be in compliance with Nasdaq rules. We may, but shall be under no obligation to, request our stockholders to approve the transaction contemplated by the agreement. We may terminate the agreement at any time, and Fusion Capital may terminate the agreement at any time after approximately 40 months following the date the purchase obligation under the agreement became effective.

        On July 23, 2002, we repurchased 683,500 shares of our common stock from one shareholder in a private transaction for $1.05 per share totaling $717,000.

        On December 31, 1999, we issued two notes, in exchange for $500,000 each, from one of our officer-directors and a commercial bank. These notes accrued interest at 10% per annum with principal and interest due initially on December 31, 2000. The terms of these notes allowed for an extension of nine months, to September 30, 2001 at the option of the holders. We issued warrants to purchase 85,000 shares of common stock to the lenders in conjunction with the issuance of the notes and the related extensions pursuant to the original terms of the notes. The warrants are exercisable at any time at the option of the holders through December 31, 2005 and entitled the holders to purchase an equal number of common shares at a weighted-average price of $7.63 per share. We paid the note and interest earned in full to the commercial bank on September 20, 2000. By the end of 2000, we had paid approximately $296,000 of the principal to our director and officer, but made no payments during the twelve months ended December 31, 2001. As of December 31, 2002, this note had been paid in full.

        During 2002 and 2001, we acquired additional preferred stock interests in ThePort, for $250,000 and $275,000 in cash, respectively. During 2002, we also accepted 196,616 shares of common stock of ThePort valued at approximately $49,000 pursuant to the sublease agreement ThePort signed with us (see paragraph below). As of December 31, 2002, we have an approximate 24% voting interest in ThePort.

        In connection with this preferred stock investment in 2001, we entered into a five-year agreement that provided us exclusive distribution rights to ThePort's products within the healthcare industry. As of December 31, 2001, we had pre-paid $125,000 of the contract fee to be applied against future subscription fees. We had committed to generate $1,500,000 in subscription fees during the initial term of the agreement. The initial term of the agreement commenced on August 20, 2001 and was to continue for five years from that date. On February 14, 2003, ThePort agreed to accept an additional payment of $125,000 from us which released us from the minimum guarantee in its entirety. ThePort is entitled to retain the $125,000 pre-payment previously made and we are granted non-exclusive rights to ThePort's products within the healthcare industry. See also Item 13 for information regarding relationships between our management and ThePort.

        On April 10, 2002, for a term beginning on November 1, 2001, we signed an 8-month sublease agreement with ThePort. We received 14,044 shares of ThePort's common stock monthly over the term of the agreement, which rate was determined based upon the fair market value of the leased space and ThePort common stock as of April 10, 2002. After the expiration of the sublease on June 30, 2002, we have continued to sublease this space to ThePort on a month-to-month basis for the same monthly consideration.

        On May 30, 2001, we received a full-course Promissory Note from our Chief Executive Officer for approximately $341,000 for the exercise of 150,000 options at $1.94 per share. The note accrues interest at the rate of 6.25% per annum and is due in full on or before May 29, 2006. Part of the note, $291,000, is secured by 150,000 shares of our common stock and is reflected as shareholders' equity. As of December 31, 2002, approximately $34,000 of interest has been earned and recorded on this note and $6,000 has been paid towards this interest, leaving a remaining interest balance of $28,000.

        We have also entered into certain agreements to license content for our services from various unrelated third parties. We also have contractual obligations at December 31, 2002, relating to real estate, capital and operating lease arrangements.

        Total payments due and estimated under license payments and real estate, operating and capital leases are listed below:

Year	License Agreements	Real Estate Leases	Operating Leases	Capital Leases	Total
2003	$210,000	$267,000	$47,000	$24,000	$538,000
2004	$210,000	225,000	29,000	15,000	469,000
2005	$100,000	229,000	3,000	15,000	447,000
2006		234,000	0	15,000	249,000
2007		239,000	0	11,000	250,000
Thereafter		182,000	0	0	182,000

        Management believes that cash on hand, together with anticipated cash flow from operations and the proceeds already realized from the Common Stock Purchase Agreement described above will be sufficient to meet our working capital needs through December 31, 2003. However, we may be required to raise additional funds in order to accelerate development of new and existing services and products, to respond to competitive pressures or to possibly acquire complementary products, businesses or technologies. There can be no assurance that any required additional financing will be available on terms favorable to us, or at all. If additional funds are raised by the issuance of equity securities, our shareholders may experience dilution of their ownership interest and these securities may have rights senior to those of the holders of the common stock. If additional funds are raised by the issuance of debt securities, we may be subject to certain limitations on our operations, including limitations on the payment of dividends. If adequate funds are not available or not available on acceptable terms, we may be unable to take advantage of acquisition opportunities, develop or enhance services or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

Recent Developments

        In connection with our purchase of preferred stock in ThePort, we entered into a five-year agreement during 2001 that provided us exclusive rights to ThePort's products within the healthcare industry. As of December 31, 2001, we had pre-paid $125,000 of the contract fee that was to be applied against future subscription fees. We had committed to generate $1,500,000 in subscription fees during the initial term of the agreement. The initial term of the agreement commenced on August 20, 2001 and was to continue for five years from that date. On February 14, 2003, ThePort agreed to accept an additional payment of $125,000 from us which released us from the minimum guarantee. ThePort is entitled to retain the $125,000 pre-payment previously made and we are granted non-exclusive rights to ThePort's products within the healthcare industry.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        As of December 31, 2002, we had cash and cash equivalents of $2,220,000 invested in liquid money market funds or bank accounts. The cash and cash equivalents are subject to interest rate risk and we may receive higher or lower interest income if market interest rates increase or decrease. A hypothetical increase or decrease in market interest rates by 10 percent from levels at December 31, 2002 would not have a material impact on our future earnings, fair values or cash flows.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        This information is set forth under Item 15(a)(1) and (2).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        None.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        As of March 21, 2003, our directors and executive officers are as follows:

Name	Age	Position
Robert S. Cramer, Jr.	42	Chairman of the Board, Chief Executive Officer and Director
Kevin S. Noland	40	Chief Operating Officer
Daniel S. Howe	42	Director
John W. McClaugherty	43	Director
Francis J. Tedesco, M.D.	59	Director
Mark Kishel, M.D.	57	Director

        Robert S. Cramer, Jr.    Mr. Cramer, a co-founder of the Company, has served as Chairman of the Board and a Director since the Company's inception in March 1990, and Chief Executive Officer since September 1996. Mr. Cramer currently serves as the Chairman of the Board of Directors of ThePort Network, Inc., an Internet technology company he co-founded in 1999. Mr. Cramer also serves on the Board of the Atlanta Task Force for the Homeless, a community-wide non-profit organization working with and on the behalf of homeless people.

        Kevin S. Noland.    Mr. Noland has served as the Company's Chief Operating Officer since September 2000. He served as Director of Marketing from 1996 to 1998 and was named Vice President of Marketing and Corporate Communications in 1999. Prior to joining the Company in 1994, Mr. Noland held positions in sales, marketing and product development with leading technology companies including General Electric, Borland Software Corp., Central Point Software (acquired by Symantec Corp.) and several startup and turnaround ventures.

        Daniel S. Howe.    Mr. Howe has been a Director of A.D.A.M. since December 1996. Mr. Howe is President of DSH Enterprises, Inc., a real estate and investment company, and has served in that capacity since January 1990. DSH Enterprises focuses on shopping centers, freestanding drug stores and other commercial development property in the Southeastern United States.

        John W. McClaugherty.    Mr. McClaugherty, a co-founder of A.D.A.M., has served as a Director since its inception in March 1990. Currently, Mr. McClaugherty serves as President of BeBetter Networks, Inc., a human resource productivity company. He has served as its President since its inception in September 1999. Prior thereto, Mr. McClaugherty served as President of J.S.K., Inc., a medical illustration company from 1994 to 1999. Mr. McClaugherty served as Chief Executive Officer of A.D.A.M. from its inception until March 1994.

        Francis J. Tedesco, M.D.    Dr. Tedesco has been a Director of A.D.A.M. since July 1996. In January 2001, Dr. Tedesco was appointed as President Emeritus of the Medical College of Georgia ("MCG") and Professor Emeritus of Medicine, Surgery, School of Graduate Studies of the MCG. Prior to this Dr. Tedesco served as Chief Executive Officer of Health Sciences University and as President of the MCG from 1988-2001, and was a Professor of Medicine at MCG from 1981-2001. He has been a consultant to Dwight David Eisenhower Medical Center-Fort Gordon, Georgia; Veterans Administration Medical Center-Augusta, Georgia and Walter Reed Army Medical Center-Washington, D.C. Prior to coming to MCG in 1978, Dr. Tedesco held academic appointments beginning in 1971 at the Hospital of the University of Pennsylvania; Washington University School of Medicine, St. Louis, Missouri; and University of Miami School of Medicine. Dr. Tedesco currently serves on the Board of Directors and is Vice President of the Georgia Division of the American Cancer Society, is chairman of BeBetter Networks Inc, is a member of the CDC Foundation Board of Visitors, serves on the Ty Cobb Foundation Scholarship Board and serves on VerifyMD.com, Inc. Board of Directors.

        Mark Kishel, M.D.    Dr. Kishel joined A.D.A.M.'s Board of Directors in November 2001. Prior to serving on the Board, Dr. Kishel was Executive Vice President and Chief Medical Officer for Blue Cross Blue Shield of Georgia from 1993 until its acquisition by Wellpoint in 2001. Dr. Kishel is a board certified pediatrician and a Fellow of the American Academy of Pediatrics. He has practiced pediatrics and family medicine, and over the years, has served in executive medical director roles for several national insurance carriers, including Travelers, HealthAmerica and Lincoln National. He has served on the Blue Cross Blue Shield Association's National Medical Council. Dr. Kishel also served as a director and founder of the Center for Healthcare Improvement, a collaborative research venture between the Medical College of Georgia and Blue Cross and Blue Shield of Georgia, and is currently a director of the Boys and Girls Club of Metro Atlanta. Dr. Kishel currently serves on the Board of Directors of Immucor, Inc. (Nasdaq NM: BLUD), an international in vitro diagnostic company and is a healthcare consultant through his company, E-Medicine Solutions. Inc.

ELECTION TO THE BOARD

        Under our Articles of Incorporation, directors are elected to the Board for three-year terms, and one-third of the Board members stand for election each year. The term of Dr. Tedesco is scheduled to expire at the annual meeting of shareholders in 2003, the term of Mr. Howe and Dr. Kishel is scheduled to expire at the annual meeting of shareholders in 2004, and the term of each of Mr. Cramer and Mr. McClaugherty is scheduled to expire at the annual meeting of shareholders in 2005.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Securities Exchange Act requires our executive officers and directors and persons who beneficially own more than ten percent of our common stock to file with the Securities and Exchange Commission certain reports, and to furnish copies thereof to us, with respect to each such person's beneficial ownership of our equity securities. Based solely upon a review of the copies of such reports furnished to us, and certain representations of such persons, we believe all such persons complied with the applicable reporting requirements during 2002.

ITEM 11. EXECUTIVE COMPENSATION

        The table below sets forth certain information relating to the compensation earned during 2002, 2001 and 2000, by our executive officers.

SUMMARY COMPENSATION TABLE

		Annual Compensation							Long Term Compensation
Name and Principal Position	Period	Salary		Bonus		Other Annual Compensation			Securities Underlying Options(#)		All Other Compensation(2)
Robert S. Cramer, Jr. Chief Executive Officer	2002 2001 2000	$ $ $	265,000 250,027 225,000	$ $	30,000 60,000 —	$	— 141,000 —	(1)	160,000 490,000 200,000	(3)	$ $ $	1,229 1,856 1,906
Kevin S. Noland Chief Operating Officer	2002 2001 2000	$ $ $	150,000 143,750 101,600	$ $	— 11,840 11,400		— — —		125,000 75,000 69,375			— — —

(1)
Represents gains from the sale of stock upon the exercise of in-the-money stock options.

(2)
Represents life insurance premiums paid on behalf of the executive officer.

(3)
During 2001, Mr. Cramer forfeited his rights to 145,000 of these options as well as 195,000 options issued in January 1999.

OPTION GRANTS IN LAST FISCAL YEAR

        The following table provides information regarding stock options granted to our executive officers during 2002.

	Individual Grants
	Number of Securities Underlying Options Granted(#)	% of Total Options Granted To Employees In Fiscal Year			Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(1)
Name			Exercise or Base Price ($/Share)(1)
				Expiration Date	5%($)	10%($)
Robert S. Cramer, Jr.	160,000	17.8%	3.06	01/13/2012	797,507	1,269,896
Kevin S. Noland	125,000	13.9%	3.06	01/13/2012	623,052	992,106

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

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUE TABLE

        The following table shows the number and value of exercisable and unexercisable options held by our executive officers as of December 31, 2002. No stock appreciation rights were outstanding during 2002.

Number of Securities Underlying Unexercised Options/SARs at Fiscal Year End(#)
Value of Unexercised In-The-Money Options/SARs at Fiscal Year End($)
Name	Exercisable/ Unexercisable
Exercisable/Unexercisable(2)
Robert S. Cramer, Jr.(1)	440,000/175,000	0/0
Kevin S. Noland	138,542/183,333	0/0

(1)
Does not include warrants to purchase 60,000 shares of common stock issued in connection with the loan by Mr. Cramer to A.D.A.M. of $500,000 on December 31, 1999.

(2)
The exercise price of all options held by our executive officers exceeded the closing price of our common stock on December 31, 2002.

        We have not awarded stock appreciation rights to any employee, we have no long-term incentive plans, as that term is defined in SEC regulations, and we have no defined benefit or actuarial plans covering any of our employees.

COMPENSATION OF DIRECTORS

        To date, our directors have not received cash compensation for their services as directors. On January 2, 2002, each non-employee director was awarded an option to purchase 35,000 shares of our common stock. The options have a term of ten years from the date of grant and vest one year from the date of grant. Each option has an exercise price of $3.06 per share.

EMPLOYMENT AGREEMENTS

        We entered into an amended and restated employment agreement with Robert S. Cramer, Jr. in October 2002. The initial term of the agreement will expire on December 31, 2006, following which the agreement will be automatically extended for successive one-year periods unless either party gives notice of non-renewal. The agreement provides that Mr. Cramer will serve as our Chairman and Chief Executive Officer and be entitled to receive a base annual salary of $250,000, which may be increased in the discretion of the board of directors. In addition, Mr. Cramer is entitled to receive a bonus of approximately $105,000 in May of each of 2003, 2004, 2005 and 2006, which will be payable by offsetting amounts owed by Mr. Cramer to us under the promissory note executed by Mr. Cramer in favor of us during 2001 (see Item 13). In the event Mr. Cramer's employment is terminated without cause or in connection with a change in control, he will be entitled the offset the full amount of any remaining bonuses under the agreement against the promissory note. In addition, if Mr. Cramer's employment agreement is terminated without cause or as a result of death or disability, we shall be obligated to pay his then-current base salary for a period of one year following the termination date. The agreement also contains two-year confidentiality, employee and customer nonsolicitation, and noncompetition provisions.

        We have entered into an employment agreement with Kevin S. Noland that shall continue indefinitely until terminated in accordance with its terms. The agreement provides that Mr. Noland will serve as our Chief Operating Officer and be entitled to receive a base annual salary of $150,000, which may be increased in the discretion of the board of directors. The agreement may be terminated by either party with or without cause. In the event the agreement is terminated by us without cause or by Mr. Noland with cause, we shall continue to pay Mr. Noland's then current base salary for a period of one year following the termination date. The agreement also contains two-year confidentiality and employee nonsolicitation provisions and one-year noncompetition and customer nonsolicitation provisions.

        We have executed Employee Confidentiality and Nondisclosure Agreements with all executive officers and senior management.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        During 2002, Dr. Tedesco and Mr. McClaugherty were members of the Compensation/Stock Option Committee. During 2001, we entered into a sublease agreement with BeBetter Networks, Inc., a company of which McClaugherty serves as president and Mr. Tedesco serves as a director. Through December 31, 2002, BeBetter paid A.D.A.M. approximately 8,333 common shares of BeBetter Network's stock per month with a fair value of $3,511 as rent. We are not presently collecting any lease payments from BeBetter. Mr. McClaugherty was formerly an officer of A.D.A.M. from its inception until March 1994.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS OF MANAGEMENT

        The following table sets forth information regarding the beneficial ownership of shares of common stock as of March 17, 2003 by our directors and executive officers, individually, and as a group, and each shareholder know to us to hold more than 5% of our common stock. Unless otherwise indicated in the footnotes, all of such interests are owned directly, and the indicated person or entity has sole voting and disposition power.

Name	Number of Shares Beneficially Owned	Percent of Class(1)
Robert S. Cramer(2)	1,290,053	18.3%
Kevin S. Noland(3)	327,375	4.65%
Dan Howe(4)	112,083	1.6%
Francis J. Tedesco, M.D.(5)	99,250	1.4%
John W. McClaugherty(6)	89,712	1.2%
Mark Kishel, M.D(7)	40,000	1.0%
All executive officers and director as a group (6 persons)(8)	1,958,473	28.2%

*
Less than 1%

(1)
Based on 7,041,384 shares outstanding. Except as indicated in the footnotes set forth below, the persons named in the table, to our knowledge, have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The number of shares shown as owned by, and the voting power of, individual shareholders include shares which are not currently outstanding but which such shareholders are entitled to acquire or will be entitled to acquire within 60 days. Such shares are deemed to be outstanding for the purpose of computing the percentage of outstanding common stock owned by the particular shareholder, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(2)
Includes 516,667 shares issuable upon exercise of outstanding options and 60,000 shares issuable upon exercise of outstanding warrants. Mr. Cramer's business address is c/o A.D.A.M., 1600 RiverEdge Parkway, Suite 100, Atlanta, Georgia 30328-4658.

(3)
Includes 205,208 shares issuable upon exercise of outstanding options.

(4)
Includes 94,083 shares issuable upon exercise of outstanding options.

(5)
Includes 89,583 shares issuable upon exercise of outstanding options.

(6)
Includes 89,500 shares issuable upon exercise of outstanding options.

(7)
Includes 35,000 shares issuable upon exercise of outstanding options.

(8)
Includes 1,030,041 shares issuable upon exercise of outstanding options and 60,000 shares issuable upon exercise of outstanding warrants.

        The following table provides information regarding our compensation plans under which we may issue shares of our common stock.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)	Weighted-average exercise price of outstanding options, warrants and rights(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))(c)
Equity compensation plans approved by security holders	2,651,854	$4.67	599,525
Equity compensation plans not approved by security holders	0	0	0

Total	2,651,854	$4.67	599,525

ITEM 13. CERTAIN TRANSACTIONS

        During 2002, we acquired an additional preferred stock interest in ThePort, for $250,000 in cash, resulting in approximately 24% voting interest as of December 31, 2002. In connection with a preferred stock investment of $275,000 during 2001, we had entered into a five-year agreement whereby we would have exclusive distribution rights to ThePort's products within the healthcare industry. As of December 31, 2001, we had pre-paid $125,000 of the contract fee to be applied against future subscription fees. We had committed to generate $1,500,000 in subscription fees during the initial term of the agreement. On February 14, 2003, ThePort agreed to accept a payment of $125,000 from us. This payment releases us from the minimum guarantee and provides us non-exclusive right to ThePort's products within the healthcare industry.

        Our Chief Executive Officer, who currently serves as the Chairman of the Board of Directors of ThePort, acquired an approximately 14% voting interest in ThePort and has accepted convertible notes from and made loans to ThePort for $425,000 in 2001 and $185,000 in 2002. The results of operations of this entity have been accounted for as an equity investment and accordingly, we record our share of its results of operations in our consolidated financial statements. For the year ended December 31, 2002, we recorded our share of ThePort's losses of $248,000. At December 31, 2002, the carrying value of this investment was $0.

        On May 30, 2001, we received a full-recourse promissory note from our Chief Executive Officer for approximately $341,000. The note earns interest of 6.25% per annum and is due in full on or before May 29, 2006. Part of the note, or $291,000, is secured by 150,000 shares of our common stock owned by this executive. As of December 31, 2002, approximately $34,000 of interest has been earned and recorded on this note. During 2002, approximately $6,000 had been received for payment of interest and the unpaid balance of principal and interest as of December 31, 2002 was approximately $369,000.

ITEM 14. CONTROLS AND PROCEDURES

        An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Operating Officer (and acting Chief Financial Officer), or COO, of the effectiveness of our disclosure controls and procedures within 90 days prior to the date of filing of this report. Based on that evaluation, our management, including the CEO and COO, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act, is recorded, processed, summarized and reported as specified in the SEC's rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

PART IV.

ITEM 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)
The following documents are included as part of this report:

Page
(1) Financial Statements:
Report of Independent Accountants	F-1
Consolidated Balance Sheets at December 31, 2002 and 2001	F-2
Consolidated Statements of Operations for the years ended December 31, 2002, 2001, and 2000	F-3
Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2002, 2001, and 2000	F-4
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000	F-5
Notes to Consolidated Financial Statements	F-6
(2) Consolidated Financial Statement Schedule:
For the twelve months ended December 31, 2002 and the twelve months ended December 31, 2001
Schedule II—Valuation and Qualifying Accounts

        All other schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

(b)
Exhibits. The following exhibits are filed as part of, or are incorporated by reference into, this report on Form 10-K:

        A.D.A.M. hereby agrees to furnish to the Commission upon request any additional instruments defining the rights of the holders of its long-term debt.

Exhibit No.		Description
3.1	(a)	Articles of Restatement of the Articles of Incorporation of A.D.A.M. Software, Inc.
3.2	(a)	Amendment to the Articles of Incorporation of A.D.A.M. Software, Inc. filed September 30, 1999
3.2	(b)	Amended and Restated By-Laws of the Company.
4.1		Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibits 3.1 and 3.2).
4.2		Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2).
4.3	(g)	Specimen Common Stock Certificate
4.4	(b)	Form of Option Certificate relating to the Company's 1992 Stock Option Plan
4.5	(b)	Form of Warrants to Purchase shares of Common Stock, dated April through November 1994
4.7	(e)	Form of Warrant issued to Union Street Partners, L.P and Robert S. Cramer, Jr.
10.1	(b)	Amended and Restated 1992 Stock Option Plan
10.2	(b)	401(k) Adoption Agreement and Trust.

10.3		Amended and Restated Employment Agreement between the Company and Robert S. Cramer, dated October 1, 2002.
10.4	(j)	Employment Agreement between the Company and Kevin S. Noland., dated December 21, 2001.
10.6	(c)	Securities Purchase Agreement dated as of November 15, 1999, between the Company and Fusion Capital Fund I, LLC
10.7	(d)	Bridge Note and Warrant Purchase Agreement between Union Street Partners, L.P and Robert S. Cramer, Jr. and the Company dated December 31, 1999
10.8	(d)	Registration Rights Agreement between Union Street Partners, L.P and Robert S. Cramer, Jr. and the Company dated December 31, 1999
10.9	(e)	Common Stock Purchase Agreement dated September 5, 2000 between the Company and Fusion Capital Fund II, LLC
10.10	(f)	Asset Purchase and Sale Agreement dated January 31, 2001 between the Company and Alan Greene, M.D. and Cheryl Lorraine Greene
10.11	(g)	Agreement and Plan of Merger dated December 3, 2001 between the Company and Integrative Medicine Communications
10.12	(h)	Agreement and Plan of Merger dated February 14, 2002 between the Company and Nidus Information Services, Inc.
21.1		Subsidiaries of the Company
23.1		Consent of PricewaterhouseCoopers LLP
99.1		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(e)
Incorporated by reference to the Company's Registration Statement of Form S-3, File No. 333-45294, dated September 7, 2000, as amended.

(f)
Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(g)
Incorporated by reference to the Company's Current Report on Form 8-K filed December 5, 2001.

(h)
Incorporated by reference to the Company's Current Report on Form 8-K filed February 21, 2002.

(i)
Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(c)
Reports on Form 8-K

        During the quarter ended December 31, 2002, we did not file any current reports on Form 8-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 21, 2003	A.D.A.M., Inc. (Registrant)
	By:	/s/ ROBERT S. CRAMER, JR. Robert S. Cramer, Jr. Chairman of the Board, Co-Founder, Chief Executive Officer, and Director

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on March 21, 2003.

Signature	Title
/s/ ROBERT S. CRAMER, JR. Robert S. Cramer, Jr.	Chairman of the Board, Co-Founder, Chief Executive Officer, and Director (Principal Executive Officer)
/s/ KEVIN S. NOLAND Kevin S. Noland	Chief Operating Officer, Corporate Secretary, (Acting Principal Financial and Accounting Officer)
/s/ DANIEL S. HOWE Daniel S. Howe	Director
/s/ JOHN W. MCCLAUGHERTY John W. McClaugherty	Director
/s/ FRANCIS J. TEDESCO, M.D. Francis J. Tedesco, M.D.	Director
/s/ MARK KISHEL, M.D. Mark Kishel, M.D.	Director

CERTIFICATIONS

I, Robert S. Cramer, certify that:

1.
I have reviewed the annual report on Form 10-K of A.D.A.M., Inc.;

2.
Based on my knowledge, the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the annual reports;

3.
Based on my knowledge, the financial statements, and other financial information included in the annual report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the annual report;

4.
The registrants' other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrants and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrants, including their consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the annual reports are being prepared;

b)
evaluated the effectiveness of the registrants' disclosure controls and procedures as of a date within 90 days prior to the filing date of the annual report (the "Evaluation Date"); and

c)
presented in the annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in the annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003	By:	/s/ ROBERT S. CRAMER, JR. Chairman and Chief Executive Officer

I, Kevin S. Noland, certify that:

1.
I have reviewed the annual report on Form 10-K of A.D.A.M., Inc.;

2.
Based on my knowledge, the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the annual reports;

3.
Based on my knowledge, the financial statements, and other financial information included in the annual report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the annual report;

4.
The registrants' other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrants and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrants, including their consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the annual reports are being prepared;

b)
evaluated the effectiveness of the registrants' disclosure controls and procedures as of a date within 90 days prior to the filing date of the annual report (the "Evaluation Date"); and

c)
presented in the annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in the annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003	By:	/s/ KEVIN S. NOLAND Chief Operating Officer (acting principal financial and accounting officer)

Report of Independent Accountants

To the Board of Directors and Shareholders of
A.D.A.M., Inc.:

        In our opinion, the consolidated financial statements listed in the index appearing under item 15(a)(1) on page 40 present fairly, in all material respects, the financial position of A.D.A.M., Inc. and its subsidiaries (the "Company") at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 15(a)(2) on page 40 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

By:	/s/ PRICEWATERHOUSECOOPERS LLP

Atlanta, Georgia
February 27, 2003

A.D.A.M., Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2002	2001
Assets
Current assets
Cash and cash equivalents	$2,220	$2,878
Restricted time deposits	—	61
Accounts receivable, net of allowances of $122 and $86	1,288	1,949
Inventories, net	84	147
Non-interest bearing note receivable, net of unamortized discount of $1 and $13	34	128
Prepaids and other assets	212	273

Total current assets	3,838	5,436
Property and equipment, net	226	459
Intangible assets, net	2,097	2,136
Goodwill	2,043	1,473
Restricted time deposits	257	187
Non-interest bearing note receivable, net of unamortized discount of $0 and $5	—	18
Note receivable from related party	78	62
Other non-current assets	152	90

Total assets	$8,691	$9,861

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable and accrued expenses	$697	$1,025
Deferred revenue	1,916	1,621
Current portion of capital lease obligations	19	34

Total current liabilities	2,632	2,680

Capital lease obligations, net of current portion	47	8

Total liabilities	2,679	2,688

Commitments and contingencies
Shareholders' equity
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding
Common stock, $.01 par value; 20,000,000 shares authorized; 7,041,384 and 7,295,602 shares issued and outstanding, respectively	70	73
Common stock warrants	353	353
Additional paid-in capital	47,363	46,991
Note receivable from shareholder	(291)	(291)
Accumulated deficit	(41,483)	(39,953)

Total shareholders' equity	6,012	7,173

Total liabilities and shareholders' equity	$8,691	$9,861

The accompanying notes are an integral part of these consolidated financial statements.

A.D.A.M., Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000
Total revenues	$8,924	$8,946	$8,621

Costs and expenses
Cost of revenues	1,478	1,588	742
General and administrative	2,451	2,156	3,323
Product and content development	2,476	2,243	4,091
Sales and marketing	2,782	1,961	2,958
Depreciation and amortization	909	820	2,410
Restructuring charges	—	—	733

Total operating costs and expenses	10,096	8,768	14,257

Operating (loss) income	(1,172)	178	(5,636)
Interest income (expense), net	66	99	(987)
Realized loss and impairment of investment securities	(176)	(146)	(1,105)
Realized gain on sale of assets	—	1,808	—

(Loss) income before equity in net losses of affiliate	(1,282)	1,939	(7,728)
Equity in losses of affiliate	(248)	(342)	(126)

Net (loss) income	$(1,530)	$1,597	$(7,854)

Basic net (loss) income per common share	$(.22)	$0.25	$(1.42)

Basic weighted average number of common shares outstanding	7,107	6,453	5,536

Diluted net (loss) income per common share	$(.22)	$0.24	$(1.42)

Diluted weighted average number of common shares outstanding	7,107	6,555	5,536

The accompanying notes are an integral part of these consolidated financial statements.

A.D.A.M., Inc.

Consolidated Statements of Changes in Shareholders' Equity

(In thousands, except share data)

	Common Stock					Accumulated Other Comprehensive Income		Note Receivable from Shareholder
			Additional Paid-in Capital	Common Stock Warrants	Accumulated Deficit		Treasury Stock
	Shares	Amount							Total
Balance at December 31, 1999	5,400,581	54	37,938	366	(33,696)	—	(1,285)	—	3,377
Net loss	—	—	—	—	(7,854)	—	—	—	(7,854)
Other comprehensive loss, net of tax
Net unrealized loss on investment	—	—	—	—	—	(13)	—	—	(13)

Total comprehensive loss	—	—	—	—	(7,854)	(13)	—	—	(7,867)
Sale of stock by equity affiliate	—	—	191	—	—	—	—	—	191
Exercise of common stock options and warrants	28,500	—	162	(7)	—	—	114	—	269
Donation of common stock	5,000	—	20	—	—	—	—	—	20
Issuance of common stock warrants in connection with note payable to related party	—	—	—	86	—	—	—	—	86
Forfeiture of common stock warrants	—	—	92	(92)	—	—	—	—	—
Senior secured convertible debentures
Beneficial conversion feature	—	—	750	—	—	—	—	—	750
Issuance of commitment shares	—	—	627	—	—	—	153	—	780
Conversions	193,046	2	3,499	—	—	—	1,018	—	4,519
Common stock issued and cash fees paid in connection with equity purchase agreement	154,286	2	(555)	—	—	—	—	—	(553)
Sale of common stock under equity purchase agreement	300,000	3	994	—	—	—	—	—	997
Stock compensation	—	—	86	—	—	—	—	—	86

Balance at December 31, 2000	6,081,413	61	43,804	353	(41,550)	(13)	—	—	2,655
Net loss	—	—	—	—	1,597	—	—	—	1,597
Other comprehensive income, net of tax
Net realized loss on investment	—	—	—	—	—	13	—	—	13

Total comprehensive income	—	—	—	—	1,597	13	—	—	1,610
Exercise of common stock options	80,269	1	151	—	—	—	141	(291)	2
Net capital contribution from shareholder	—	—	90	—	—	—	—	—	90
Stock issuance in connection with acquisition	470,000	4	1,439	—	—	—	—	—	1,443
Sale of common stock under equity purchase agreement	663,920	7	1,366	—	—	—	—	—	1,373
Treasury stock returned	—	—	—	—	—	—	(141)	—	(141)
Stock compensation	—	—	141	—	—	—	—	—	141

Balance at December 31, 2001	7,295,602	$73	$46,991	$353	$(39,953)	$—	$—	$(291)	$7,173
Net loss	—	—	—	—	(1,530)	—	—	—	(1,530)
Other comprehensive income, net of tax
Net realized loss on investment	—	—	—	—	—	—	—	—	—

Total comprehensive income	—	—	—	—	(1,530)	—	—	—	(1,530)
Exercise of common stock options	17,016	—	35	—	—	—	—	—	35
Stock issuance in connection with acquisition and asset purchase	295,000	3	1,207	—	—	—	—	—	1,210
Return of shares held in escrow	(42,734)	(1)	(116)	—	—	—	—	—	(117)
Issuance of commitment shares and related expenses in connection with stock purchase agreement	160,000	2	(44)	—	—	—	—	—	(42)
Repurchase of common stock	(683,500)	(7)	(710)	—	—	—	—	—	(717)

Balance at December 31, 2002	7,041,384	$70	$47,363	$353	$(41,483)	$—	$—	$(291)	$6,012

The accompanying notes are an integral part of these consolidated financial statements.

A.D.A.M., Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000
Cash flows from operating activities
Net (loss) income	$(1,530)	$1,597	$(7,854)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities
Depreciation and amortization	1,595	1,999	3,638
Gain on sale of intellectual property	—	(1,808)	—
Loss on sale of assets	(1)	94	244
Stock compensation charges	—	141	106
Stock received for rent	(85)	(42)	—
Loss on note receivable	—	—	191
Realized loss and impairment of investment activities	176	146	1,105
Equity in net loss of affiliate	248	342	126
Other, net	(17)	(8)	—
Changes in assets and liabilities
Accounts receivable	701	(640)	(214)
Inventories	62	16	175
Prepaids and other assets	40	(7)	816
Accounts payable and accrued liabilities	(328)	(1,339)	(1,362)
Deferred revenue	161	(1,365)	189

Net cash provided by (used in) operating activities	1,022	(874)	(2,840)

Cash flows from investing activities
Investment in equity affiliate	(250)	(275)	—
Proceeds from short-term investments	—	283	—
Purchases of property and equipment	(50)	(81)	(415)
Note receivable issued to related party	—	—	(325)
Repayments on notes receivable	136	153	106
Redemption of restricted time deposit	224	583	433
Purchase of restricted time deposit	(233)	(474)	(331)
Software development costs	(656)	(896)	(1,631)
Proceeds from sale of intellectual property	—	1,950	—
Acquisition, net of cash acquired	(94)	7	—
Other	—	—	(21)

Net cash (used in) provided by investing activities	(923)	1,250	(2,184)

Cash flows from financing activities
Proceeds received upon conversion of senior secured convertible debentures	—	—	5,202
Proceeds from sales of common stock	—	1,373	997
Debt and equity issuance costs	(42)	—	(872)
Proceeds from exercise of common stock options and warrants	35	2	259
Capital contribution from shareholder, net of expenses	—	90	—
Repurchase of common stock	(717)	—	—
Repayments on capital leases	(33)	—	—
Payments of notes payable	—	(205)	(797)

Net cash (used in) provided by financing activities	(757)	1,260	4,789

(Decrease) increase in cash and cash equivalents	(658)	1,636	(235)
Cash and cash equivalents, beginning of period	2,878	1,242	1,477

Cash and cash equivalents, end of period	$2,220	$2,878	$1,242

Interest paid	$66	$15	$88

Incurred capital lease obligations	$57	$—	$—
Assumed debt of acquired business	$—	$42	$—
Settlement of note receivable	$—	$134	$—
Sale of assets for note receivable	$—	$—	$425
Increase in deferred revenue for investment security received	$—	$—	$1,542

The accompanying notes are an integral part of these consolidated financial statements.

A.D.A.M., Inc.

Notes to Consolidated Financial Statements

1.    Description of Business and Summary of Significant Accounting Policies

        A.D.A.M. serves healthcare organizations, medical professionals, health-interested consumers and students, as a leading publisher of visually engaging health and medical information products. A.D.A.M. products are used for learning about health, wellness, disease, treatments, alternative medicine, nutrition, anatomy and general medical reference in both the healthcare and education markets. A.D.A.M. products contain physician-reviewed text, in-house developed medical graphics and multimedia to create health information solutions that offer a unique "visual learning" experience. Today, A.D.A.M. employs a growing range of media, including Internet software, CD ROM, television and print, to deploy its proprietary content assets and products.

Basis of presentation

Principles of consolidation

        The consolidated financial statements include the accounts of A.D.A.M. and its wholly owned subsidiaries. We have one investment in which we have less than a 20% ownership. This investment is included in the consolidated financial statements at the cost of our investments, as we do not have significant influence over the investee. All inter company transactions and balances have been eliminated.

Equity investment

        During the year ended December 31, 2000, due to additional third party investments into ThePort Network, Inc. ("ThePort"), we accounted for our interest under the equity method. As a result, ThePort was deconsolidated as of January 1, 2000. During the year ended December 31, 2000, we recorded our share of ThePort's losses of $126,000.

        During the year ended December 31, 2001, we acquired an additional preferred stock interest in ThePort for $275,000 in cash, resulting in approximately 25% voting interest as of December 31, 2001. The results of operations of ThePort have been accounted for as an equity investment and accordingly, for the year ended December 31, 2001, we recorded our share of ThePort's losses of $342,000. At December 31, 2001, the carrying value of this investment was $40,000.

        During the year ended December 31, 2002, we acquired an additional preferred stock interest in ThePort for $250,000 in cash, resulting in approximately 24% voting interest as of December 31, 2002. The results of operations of ThePort have been accounted for as an equity investment and accordingly, for the year ended December 31, 2002, we recorded our share of ThePort's losses of $248,000. At December 31, 2002, the carrying value of this investment was $0.

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

Revenue recognition

        We generate revenues mainly in two ways—Internet-based licensing and shipped product sales. Internet revenues consist primarily of license fees that usually consist of an annual, up-front fee that is initially recorded as deferred revenue. This revenue is recognized ratably over the term of the license agreement beginning after deliver has occurred, upon customer acceptance, when we have determined that the fees from the agreement are fixed and determinable, and there are no significant return or acceptance provisions. Product revenues represent the sales of software products and revenues earned under certain royalty agreements. Revenues from product sales are generally recognized at the time title passes to customers, distributors or resellers. Revenues from royalty agreements are recognized as earned based upon performance or product shipment. Revenue is recognized in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), as amended by SAB 101A and SAB 101B. Accordingly, revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred, fees are fixed or determinable, collectibility is probable and there are no significant return or acceptance provisions.

        Allowances for estimated product returns and bad debts are provided at the time of sale. We evaluate the adequacy of allowances for returns and doubtful accounts based upon our evaluation of historical and expected sales experience and by channel of distribution. As certain conditions change, such as sell-through experience, channels of distribution, and general economic conditions, the estimated reserves required for returns and allowances may also change.

Concentration of credit risk

        Financial instruments that potentially subject us to concentration of credit risk consist primarily of trade receivables. For the year ended December 31, 2002, one customer accounted for approximately 26% of total revenues. This customer, whose license agreement expires during March 2003, will not be renewing. For the year ended December 31, 2001, this same customer and one other customer accounted for approximately 26% and 12% of total revenues, respectively.

Fair value of financial instruments

        The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other liabilities, approximate fair value due to their short maturities.

Cash and cash equivalents

        Cash and cash equivalents include cash on hand and deposit and highly liquid investments with an original maturity of three months or less.

Inventories

        Inventories consist principally of computer software media, books and related shipping materials and are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. The valuation of inventory requires us to estimate net realizable value. We write-down our inventory for estimated obsolescence or to the lesser of cost or market value.

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

Investment securities

        We account for investment securities in accordance with the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This standard requires that certain debt and equity securities be adjusted to market value at the end of each accounting period. For securities classified as "available-for-sale", unrealized market value gains and losses are generally charged or credited to a separate component of shareholders' equity.

        During the year ended December 31, 2001, we sold all of our investment securities, which consisted of 1,927,079 shares of common stock of a single company. Our results of operations included a $146,000 realized loss on the sale of this stock.

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

        For the year ended December 31, 2002, purchased intellectual content and purchased customer contracts represents intangible assets acquired in 2002 from Nidus Information Services, Inc. ("Nidus") and in 2001 from IMC (Note 3).

        Capitalized software development costs for products to be sold, leased or otherwise marketed consist principally of salaries and certain other expenses directly related to the development and modifications of software products capitalized in accordance with the provisions of SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Amortization of capitalized software development costs is provided at the greater of the ratio of current product revenue to the total of current and anticipated product revenue or on a straight-line basis over the estimated economic life of the software, which we have determined to generally be twenty-four months.

        In accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", we expense costs incurred in the preliminary project planning stage, and thereafter, capitalize costs incurred in the developing or obtaining of internal use software. Costs, such as maintenance and training, are expensed as incurred. Capitalized costs are amortized over their estimated useful lives, which is three years.

Impairment of long-lived assets

        We evaluate impairment of long-lived assets, including intangible assets and goodwill, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss would be recognized. Measurement of an impairment loss for long-lived assets would be based on discounted cash flows and the fair value of the asset.

Product and content development expenditures

        Product and content development expenditures include costs incurred in the development, enhancement and maintenance of our content and technology. These costs have been charged to expense as incurred.

Restricted time deposits

        In connection with our noncancelable operating leases for our office space and telephone system, we are required to purchase time deposits to secure letters of credit with the bank guaranteeing payments under the leases. The time deposits bear interest at an average rate of approximately 2.96% and are carried at cost which approximates fair value. The classification of these investments is determined based on the expected term of the collateral requirement and not necessarily the maturity date of the underlying securities.

Income taxes

        We account for income taxes utilizing the liability method and deferred income taxes are determined based on the estimated future tax effects of differences between the financial reporting and income tax basis of assets and liabilities given the provisions of the enacted tax laws. A valuation allowance is provided against deferred tax assets for which it is more likely than not that the asset will not be realized.

Stock-based compensation

        We account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations, which provide the disclosures required by SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the quoted market price of our stock at the date of the grant over the amount an employee must pay to acquire the stock.

        We expensed stock compensation cost of $0, $141,000, and $106,000 in 2002, 2001, and 2000, respectively. Additionally, had we determined compensation costs using a fair value based methodology at the grant date for our stock options under SFAS 123, our pro forma consolidated net income (loss) would have been as follows (in thousands, except per share data):

	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000
Net (loss) income as reported	$(1,530)	$1,597	$(7,854)
Deduct total stock-based employee compensation expense determined under fair-value base method	(1,840)	(2,590)	(3,335)

Pro forma net (loss)	$(3,370)	$(993)	$(11,189)

Basic net (loss) income per share
As reported	$(0.22)	$0.25	$(1.42)
Pro forma	$(0.47)	$(0.15)	$(2.02)
Diluted net (loss) income per share
As reported	$(0.22)	$0.24	$(1.42)
Pro forma	$(0.47)	$(0.15)	$(2.02)

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

Comprehensive income (loss)

        SFAS No. 130, "Reporting Comprehensive Income", requires that all items which are to be recognized as components of comprehensive income (loss) be reported on a financial statement that is displayed with the same prominence as net income (loss). The component of comprehensive income (loss) other than net income (loss) includes unrealized losses on investment securities. Comprehensive income (loss) is presented as a component on our statements of shareholders' equity.

Reclassifications

        Certain comparative amounts have been reclassified to conform with current year presentation.

Recent accounting pronouncements

        In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 is effective for any business combinations initiated after June 30, 2001. SFAS 141 generally requires us to use the purchase method to account for any acquisitions initiated after June 30, 2001 and eliminates the pooling-of-interest method. Our adoption of this standard did not have a material effect on our financial position, results of operations or cash flows. SFAS 142 affects how we account for goodwill and other intangible assets acquired in both previous and any future acquisitions. SFAS 142 eliminates the amortization of goodwill associated with acquisitions made after June 30, 2001. SFAS 142 also requires an impairment test on goodwill be performed at least annually beginning in 2002. We adopted SFAS 142 on January 1, 2002 and based on cash flow and earnings projections we recorded no impairment to goodwill and other intangible assets. Since we did not have any goodwill recorded prior to the IMC acquisition, the provision of SFAS 142 requiring companies to stop amortizing goodwill had no impact on our ongoing operating results or the comparability of such results with prior periods.

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

        Following the transitional impairment test, our goodwill balances will be subject to impairment tests using the same process described above, at least once annually. If the carrying value of any reporting unit exceeds its fair value in future periods, we will determine the amount of any goodwill impairment, if any, through a detailed fair value analysis of each of the assigned assets (excluding goodwill). If any impairment was indicated as a result of the annual test, we would record an impairment charge as part of income (loss) from operations. We conducted the impairment test for fiscal 2002 and concluded no impairment had occurred.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", but retains its fundamental provisions for recognition and measurement of the impairment of long-lived assets to be held and used and those to be disposed of by sale. We adopted this standard as of January 1, 2002, the result of which did not have a material effect on our financial position, results of operations or cash flows.

        In January 2002, the Emerging Issues Tax Force ("EITF") issued EITF 01-14 "Income Statement Characterization of Reimbursements for Out of Pocket Expense Incurred." EITF 01-14 requires companies to characterize reimbursements received for out-of-pocket expenses as revenues in the statement of operations. We adopted the provision of EITF 01-14 on January 1, 2002 and it did not have a material impact on our financial position, results of operations or cash flows.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other things, this statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" (SFAS No. 4), which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30, "Reporting the Results of the Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," which requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations, will now be applied. We will adopt this new standard effective January 1, 2003.

        In June 2002, the FASB issued SFAS No. 146,"Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses significant issues relating to the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities, and nullifies the guidance in EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." We will adopt this new standard effective January 1, 2003.

        In November 2002, the FASB issued SFAS Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34." FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of the interpretation are effective for financial statements of periods that end after December 15, 2002. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002.

        In December 2002, the FASB issued SFAS 148, "Accounting for Stock Based Compensation—Transition and Disclosure—an Amendment to SFAS 123." SFAS 148 provides two additional transition methods for entities that adopt the preferable method of accounting for stock based compensation. Further, the statement requires disclosure of comparable information for all companies regardless of whether, when, or how an entity adopts the preferable, fair value based method of accounting. These disclosures are not required for interim periods in addition to the traditional annual disclosure. The amendments to SFAS 123, which provides for additional methods, are effective for periods beginning after December 15, 2002, although earlier application is permitted. The amendments to the disclosure requirements are required for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002.

        In January 2003, the FASB issued SFAS Interpretation No. 46 ("FIN46"), "consolidation of Variable Interest Entities." FIN 46 expands upon existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities, and activities of a variable interest entity. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. We do not expect the adoption of FIN 46 to have a significant effect on our financial position, results of operations or cash flows.

2.    Liquidity

        The financial statements have been prepared assuming we will continue as a going concern. We recorded net losses in each fiscal year from 1998 through 2002, except for 2001 and we could generate losses in 2003. In addition to working capital generated from operations, we have raised funds through the sale of debt and equity securities and may require additional financing before maintaining profitability. The additional financing would be required to expand the infrastructure needed to manage our growth, and to further expand existing services into new markets and to expand new product and service offerings into existing markets. Management believes that the cash on hand together with anticipated cash flows from operations will be sufficient to meet our working capital needs for the year ending December 31, 2003.

3.    Acquisition of Integrative Medicine Communications, Inc. and Nidus Information Services, Inc.

Integrative Medicine Communications, Inc.

        In December 2001, we acquired 100% of the outstanding common stock of IMC for 470,000 shares of our common stock. IMC was a privately held provider of science-based information on wellness and alternative medicine to healthcare professionals and consumers. Based upon the purchase agreement, we had an obligation to issue 470,000 shares of our common stock in exchange for all of the outstanding common stock of IMC, subject to adjustment. On April 2, 2002, the total number of shares we were obligated to issue was reduced by 42,734, and we recognized a corresponding decrease in goodwill of $117,000.

Nidus Information Services, Inc.

        In February 2002, we acquired 100% of the outstanding common stock of Nidus for 260,000 shares of our common stock. Nidus was a privately held provider of in-depth patient education reports on common health conditions and diseases.

        In accordance with SFAS 141, the total purchase price of both the IMC and Nidus acquisitions were allocated to the net tangible assets and intangible assets, including goodwill, acquired based on the estimated fair value at the date of acquisition. The results of Nidus' operations have been included in the consolidated financial statements since February 14, 2002.

        The following table summarizes the allocation of the fair values of the assets acquired and liabilities assumed at the date of acquisition and any subsequent adjustments to the allocation (in thousands):

	IMC Purchase Price Allocation December 31, 2001	Allocation Adjustment	IMC Adjusted Purchase Price Allocation December 31, 2002	Nidus Purchase Price Allocation March 31, 2002	Allocation Adjustment	Nidus Adjusted Purchase Price Allocation December 31, 2002
Current assets	$315		$315	$41		$41
Property and equipment	26		26	—		—
Intangible assets	1,053		1,053	560		560
Goodwill	1,473	(106)	1,367	658	18	676

Total assets acquired	2,867		2,761	1,259		1,277
Current liabilities	(776)	(11)	(787)	—		—
Deferred revenue	(511)		(511)	(118)	(18)	(136)
Long-term liabilities	(8)		(8)	—		—

Total liabilities assumed	(1,295)		(1,306)	(118)		(136)

Net assets acquired	$1,572		$1,455	$1,141		$1,141

        The following table shows the allocation of the purchase price to intangibles with a definite life and their amortization period (in thousands):

			Amortization
Assets	Purchase Price	Amortization Period
			2002	2003	2004	2005
IMC
Purchased intellectual content	$807	3 Years	$269	$269	$247	$—
Purchased customer contracts	$246	2 Years	$123	$113	$—	$—
NIDUS
Purchased intellectual content	$472	3 Years	$138	$157	$157	$20
Purchased customer contracts	$88	2 Years	$38	$44	$6	$—

			$568	$583	$410	$20

        The following unaudited pro forma financial information reflects the results of operations for the years ended December 31, 2002 and 2001, as if the acquisitions had occurred on January 1, 2001. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisitions actually taken place on January 1, 2001 and may not be indicative of future operating results. The unaudited pro forma results are summarized as follows (in thousands, except per share amounts):

	Year Ended December 31, 2002	Year Ended December 31, 2001
Revenues	$8,981	$11,577
Net income (loss)	$(1,565)	$60
Basic net income (loss) per share	$(0.22)	$0.01
Diluted net income (loss) per share	$(0.22)	$0.01

4.    Property and Equipment

        Property and equipment is summarized as follows (in thousands):

		December 31,
	Estimated Useful Life (Years)
		2002	2001
Computers	3	$1,789	$1,788
Equipment	5	481	431
Furniture and fixtures	5	539	533
Leasehold improvements	7	181	181

		2,990	2,933
Less—accumulated depreciation and amortization		(2,764)	(2,474)

		$226	$459

        Depreciation and amortization expense for the years end December 31, 2002, 2001, and 2000 was $342,000, $499,000, and $578,000, respectively.

5.    Product and Content Development Expenditures

        Product and content development expenditures are summarized as follows (in thousands):

	Year Ended December 31, 2002	Year Ended December 31, 2001
Total development expenditures	$3,132	$3,139
Less: additions to capitalized software development	(656)	(896)

Product development expense	$2,476	$2,243

6.    Intangible Assets

        Intangible assets are summarized as follows (in thousands):

		December 31,
	Estimated amortizable lives (years)
		2002	2001
Capitalized software products to be sold, leased or otherwise marketed	2	$2,499	$1,972
Software developed for internal use	3	430	300
Purchased intellectual content	3 - 5	1,279	807
Purchased customer contracts	2	333	246

Intangible assets, gross		4,541	3,325

Less accumulated amortization:
Capitalized software products to be sold, leased or otherwise marketed		(1,756)	(1,157)
Software developed for internal use		(88)	—
Purchased intellectual content		(429)	(22)
Purchased customer contracts		(171)	(10)

Accumulated amortization		(2,444)	(1,189)

Intangible assets, net		$2,097	$2,136

        Amortization expense, which includes the amortization of capitalized software reported in cost of revenues, for the years ended December 31, 2002, 2001, and 2000 was $1,253,000, $833,000, and $924,000, respectively.

        During the years ended December 31, 2001 and 2000, we recognized an impairment charge of approximately $255,000 and $717,000, respectively, to reduce certain purchased intellectual content to its net realizable value.

        During the year ended December 31, 2001, we recognized an impairment charge of approximately $362,000, respectively, to reduce certain internally developed software to its net realizable value.

7.    Accounts Payable and Accrued Expenses

        Accounts payable and accrued expenses consists of the following (in thousands):

	December 31,
	2002	2001
Accounts payable	$98	$116
Accrued professional fees	134	263
Accrued compensation and employee benefits	124	173
Deferred rent	—	25
Accrued severance costs	—	44
Other accrued expenses	341	404

	$697	$1,025

8.    Debt

        On December 31, 1999, we issued notes payable in exchange for $500,000 each from our Chief Executive Officer and a commercial bank. These notes accrued interest at 10% per annum with principal and interest due initially on December 31, 2000. The terms of these notes allowed for an extension of six months, to June 30, 2001, at the option of the holders. We issued warrants to purchase 85,000 shares of common stock to the lenders in conjunction with the issuance of the notes and the related extensions pursuant to the original terms of the notes. The warrants are exercisable at any time at the option of the holders through December 31, 2005 and entitle the holders to purchase 85,000 common shares at a weighted-average price of $7.63 per share. We paid the note and interest earned in full to the commercial bank by June 30, 2000 and paid the note and interest earned in full to our Chief Executive Officer by June 30, 2001.

Senior secured convertible debenture

        On January 28, 2000, we issued a 0% Senior Secured Convertible Debenture (the "Debenture") in the amount of $6,000,000. The Debenture was convertible into shares of our common stock at a price equal to the lessor of (1) 130% of the fair value at the time of issuance ($17.55 per share), (2) the closing bid price at the date of conversion, or (3) the average of the two lowest closing bid prices for our common stock during the 10 trading days prior to a conversion of the Debenture. In conjunction with this transaction, we issued 59,542 shares of common stock with a fair value of approximately $780,000 as a commitment fee. This amount includes shares with a fair value of $180,000 as consideration for the purchaser's commitment to purchase a second $6,000,000 debenture.

        Through July 28, 2000, the maturity date of the Debenture, we issued 587,339 shares of our common stock at an average conversion price of $8.86 to satisfy the conversion of $5,202,000 of the principal amount of the Debenture. Upon maturity, the remaining balance of the Debenture, which was held as restricted cash, was returned to the issuer. We elected not to exercise our option to require the issuance of the second $6,000,000 debenture.

9.    Income Taxes

        The provision for income taxes differs from the amount computed by applying the applicable U.S. statutory federal income tax rate of 34 percent to income (loss) from continuing operations before income taxes as a result of the following (in thousands):

	Year Ended December 31, 2002	Year Ended December 31, 2001
Federal tax provision (benefit) on income (loss) before income taxes at statutory federal income tax rate	$(436)	$659
Change in valuation allowance	482	(749)
State taxes, net of federal benefit	(51)	86
Other	5	4

	$—	$—

        The components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2002	2001
Deferred tax assets
Accrued expenses and other liabilities	$184	$172
Allowance for doubtful accounts	46	33
Intangible assets	516	592
Fixed assets	300	267
Research and development credits	739	739
Capitalized development	1,454	1,646
Net operating loss carryforwards	13,498	12,976

	16,737	16,425

Deferred tax liabilities
Software development costs	(686)	(548)

	(686)	(548)

Net deferred tax asset before valuation allowance	16,051	15,877
Valuation allowance	(16,051)	(15,877)

	$—	$—

        At December 31, 2002, we had net operating loss and general business credit carryforwards available for tax purposes of approximately $35,522,000 and $739,000, respectively, which will expire in years 2007 through 2023 and 2007 through 2022, respectively. Under the Tax Reform Act of 1986, the amounts of, and the benefit from net operating loss carryforwards may be impaired or limited in certain circumstances, including ownership changes (as defined by the Internal Revenue Service). At December 31, 2002 and 2001, we have recorded a valuation allowance equal to our net deferred tax assets as management believes it is more likely than not that the net deferred tax assets will not be realized.

10.  Equity Purchase Agreements

        On September 5, 2000, we entered into a Common Stock Purchase Agreement with Fusion Capital Fund II, LLC. Pursuant to the agreement, Fusion Capital agreed to purchase up to $12,000,000 of our common stock in two rounds of $6,000,000 each. The purchase price of our common stock was based upon the future market price of the common stock. We determined the month of purchase based on our cash requirements. As of December 31, 2001, we had sold 963,920 shares of common stock pursuant to the agreement and received cash totaling approximately $2,370,000, including 663,920 shares for $1,373,000 in 2001. In the fourth quarter of 2001,the agreement with Fusion Capital Fund II expired.

        On May 22, 2002, we entered into a second Common Stock Purchase Agreement with Fusion Capital Fund II, LLC. Pursuant to this agreement, Fusion Capital agreed to purchase up to an aggregate of $12,000,000 of our common stock. We have the right to receive up to $15,000 per trading day under this agreement unless our stock price equals or exceeds $7.00, in which case the daily amount may be increased at our option. Fusion Capital is not obligated to purchase any shares of our common stock on any trading days that the market price of our common stock is less than $1.00. Since we registered 3,500,000 shares for sale to Fusion Capital pursuant to the agreement, the selling price of our common stock to Fusion Capital will have to average at least $3.43 per share for us to receive the maximum proceeds of $12,000,000 without registering additional shares of common stock, which we have the right but not the obligation to do. Assuming a purchase price of $1.00 per share and the purchase by Fusion Capital of the full 3,500,000 shares under the agreement, proceeds to us would be $3,500,000. If we decided to sell more than the 1,352,100 shares to Fusion Capital (19.99% of our outstanding shares as of May 22, 2002, the date of the agreement, exclusive of the 160,000 shares issued to Fusion Capital as a commitment fee), we would first be required to seek shareholder approval of the agreement in order to be in compliance with Nasdaq rules. We may, but shall be under no obligation to, request our stockholders to approve the transaction contemplated by the agreement. We may terminate the agreement at any time, and Fusion Capital may terminate the agreement at any time after approximately 40 months following the date the purchase obligation under the agreement became effective.

11.  Treasury Stock

        During the year ended December 31, 2002, we repurchased and retired 683,500 shares of our common stock from one shareholder in a private transaction for $1.05 per share totaling $717,675. During 1999 and 2000, we have reissued all of the shares of treasury stock previously acquired to satisfy the exercise of common stock options, the conversion of the senior secured convertible debenture (Note 8) and shares issued under the equity purchase agreement (Note 10). During the year ended December 31, 2001, we received 70,464 shares of common stock from an employee as repayment for a note receivable entered into in March 2000. All of these shares were reissued during the year ended December 31, 2001 to employees that exercised stock options.

12.  Common Stock Options and Warrants

        In 2002, our Board of Directors adopted and our shareholders approved the 2002 Stock Incentive Plan, under which we have reserved 1,500,000 shares of common stock pursuant to the grant of incentive or non-qualified stock options to full-time employees and key persons. Options are granted at an exercise price as determined by our Board of Directors which may not be less than fair market value of our common stock and the options generally vest ratably over a three-year period. Options granted under the Plan expire ten years from the date of grant.

        As of December 31, 2002, we had options outstanding to purchase a total of 2,651,854 shares of our common stock under our 2002 Stock Incentive Plan and our 1992 Option Plan. Under the 1992

Option Plan, we had reserved 4,500,000 shares of common stock and no additional options may be granted under the Plan.

        We have adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Had compensation cost for our stock option grants been determined based on the fair value at the grant date for awards in the years ended December 31, 2002, 2001 and 2000 consistent with the provisions of SFAS 123, our net income (loss) and net income (loss) per share would have increased to the pro forma amounts indicated below (in thousands, except per share amounts):

	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000
Net income (loss)
As reported	$(1,530)	$1,597	$(7,854)
Pro forma	(3,370)	(993)	(11,189)
Basic net income (loss) per share
As reported	(0.22)	$0.25	$(1.42)
Pro forma	(0.47)	(0.15)	(2.02)
Diluted net income (loss) per share
As reported	(0.22)	$0.24	$(1.42)
Pro forma	(0.47)	(0.15)	(2.02)

        The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the years ended December 31, 2002, 2001, and 2000, respectively: Dividend yield of 0% for all periods; expected volatility of 120%, 114%, and 115%, respectively; average risk-free interest rates of 3.78%, 4.20%, and 6.47%, respectively; and an expected life of 3.5 for all periods with the exception of options granted during 2002, 2001, and 2000 with one-year vesting periods, which have an expected life of two years.

        The following table summarizes stock option activity for the years ended December 31, 2002, 2001 and 2000:

	Shares	Exercise Price Per Share	Weighted Average Exercise Price	Weighted Average Fair Value
Outstanding at December 31, 1999	1,381,322	2.00-21.00	$6.81	$—
Granted	1,016,556	3.50-15.00	8.97	5.70
Exercised	(67,252)	2.13-5.25	3.18	—
Canceled or expired	(470,924)	2.13-21.00	10.02	—

Outstanding at December 31, 2000	1,859,702	2.00-20.63	7.27	—
Granted	1,169,221	0.46-2.97	2.16	1.55
Exercised	(150,733)	1.94-2.63	1.94	—
Canceled or expired	(690,277)	1.94-20.00	6.49	—

Outstanding at December 31, 2001	2,187,913	0.46-20.63	5.77	—
Granted	900,475	1.21-4.51	3.13	3.07
Exercised	(17,016)	1.94-2.25	2.07	—
Canceled or expired	(419,518)	1.21-15.00	3.97	—

Outstanding at December 31, 2002	2,651,854	0.46-20.63	4.67	—

Options exercisable at December 31, 2002	1,700,533

        The following table summarizes additional information about stock options outstanding at December 31, 2002:

	Options Outstanding
				Options Exercisable
		Weighted Average Remaining Contractual Life
Range of Exercise Price	Number Outstanding at December 31, 2002		Weighted Average Exercise Price	Number Exercisable at December 31, 2002	Weighted Average Exercise Price
$0.46	30,000	8.92	$0.46	30,000	$0.46
$1.94 to 2.94	778,875	7.93	2.31	613,322	2.38
$3.06 to 4.75	970,943	8.47	3.34	200,565	3.85
$5.00 to 5.91	381,686	6.50	5.49	381,686	5.49
$7.00 to 12.75	305,211	6.03	8.78	295,933	8.75
$13.00 to 20.63	185,139	6.95	13.87	179,027	13.88

	2,651,854	7.55	$4.67	1,700,533	$5.53

        In January 1999, we provided employee holders of options with exercise prices from $3.50 and higher the opportunity to cancel such options in exchange for an equal number of options with a vesting period of one year at the then current market price of $5.25. As a result of this election, 423,400 options were canceled and reissued in January 1999. As of December 31, 2002, we had 231,400 outstanding options with an exercise price of $5.25 that are considered variable. The new option exercise price equals the market price on the date of the repricing and, correspondingly, compensation expense as not recognized. The vesting period of these options is one year. As a result of the issuance of FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25", these options are being treated as variable awards. Accordingly, compensation cost shall be adjusted for increases in the fair value of the awards past $5.25 until these options are either exercised or forfeited. As of December 31, 2002, no compensation cost has been recognized for these options, as the fair value of our common stock has not exceeded $5.25 per share.

13.  Employee Benefit Plan

        We sponsor a defined contribution plan that provides all our permanent employees an opportunity to accumulate funds for their retirement. In January 1999, we began to match the contributions of participating employees to the extent of 50% of the first 6% contributed by the participant. Our matching contributions to the plan were approximately $69,000 and $83,000 for the years ended December 31, 2001 and 2000, respectively. During calendar 2002, our matching contributions to the plan were approximately $52,000 and during the third quarter of 2002, we discontinued our matching of contributions to the plan.

14.  Related Party Transactions

        On April 2, 2001, for a term beginning on January 1, 2001, we signed an 18-month sublease agreement with a company whose Chief Executive Officer is an A.D.A.M. board member. We received 8,333 shares of the tenant's common stock monthly over the term of the agreement, which ended June 30, 2002. From June 30, 2002 through December 31, 2002, we continued to sublease space to this company on a month-to-month basis for the same monthly consideration. The shares are valued at the fair market value of the leased space and are recorded on our balance sheet as a long-term asset. As of December 31, 2002 and 2001, the shares were valued at $0 and $42,000, respectively. We evaluate the asset for impairment at the end of each reporting period to determine if the decline is "other than temporary." For the year ended December 31, 2002, we recorded an impairment charge of $84,000 to write-off our investment based upon management's assessment that the decline in the carrying value is

"other than temporary." Additionally, we received warrants to purchase 25,000 common shares of the tenant that became fully exercisable on January 1, 2002. We are not presently collecting lease payments from this tenant.

        On May 30, 2001, we received a full-recourse Promissory Note from our Chief Executive Officer for approximately $341,000 for the exercise of 150,000 options at $1.94 per share and a $50,000 loan to pay taxes related to the stock exercise. The note earns interest of 6.25% per annum and is due in full on or before May 29, 2006. Part of the note, $291,000, is secured by 150,000 shares of our common stock and is recorded in shareholders' equity. As of December 31, 2001, approximately $12,000 interest accrued on this note. As of December 31, 2002, approximately $34,000 of interest has been accrued on this note and of which, $6,000 has been paid, leaving a remaining interest balance of $28,000.

        On April 10, 2002, for a term beginning on November 1, 2001, we entered into an 8-month sublease agreement with ThePort. We received 14,044 shares of ThePort's common stock monthly over the term of the agreement, which ended on June 30, 2002. The shares are valued at the fair market value of the leased space. After the expiration of the sublease on June 30, 2002, we have continued to sublease this space to ThePort on a month-to-month basis for the same monthly consideration. During the year ended December 31, 2002, we accepted a total of 196,616 shares of common stock valued at approximately $49,000. For the year ended December 31, 2002, we recorded an impairment charge of $92,000 to write-off our investment in ThePort based upon management's assessment that the carrying value was permanently impaired.

        In connection with our preferred stock investment in ThePort, during the year ended December 31, 2001, we entered into a five-year agreement whereby we had exclusive distribution rights to ThePort's products within the healthcare industry. As of December 31, 2001, we had pre-paid $125,000 of the contract fee to be applied against future subscription fees. We had committed to generate $1,500,000 in subscription fees during the initial term of the original agreement. The initial term of the agreement commenced on August 20, 2001 and continued for five years from that date. On February 14, 2003, ThePort agreed to accept a payment of $125,000 from us to release us from the minimum guarantee in its entirety. ThePort retained the $125,000 pre-payment previously made and we were granted non-exclusive rights to ThePort's products within the healthcare industry.

        Our Chief Operating Officer served on the Board of Directors of ThePort from December 2001 through August 2002. Our Chief Executive Officer, who currently serves as the Chairman of the Board of Directors of ThePort, has acquired an approximate 14% voting interest in ThePort and holds a convertible note and loans from ThePort in the amount of approximately $610,000 at December 31, 2002. Two of our other directors also own equity interests in ThePort.

        During the years ended December 31, 2002, 2001, and 2000, we sold approximately $140,000, $137,000 and $98,000, respectively, of a product to a company (and one of its affiliates) which held an equity interest in us. We also earned royalty revenues of approximately $9,000, $367,000, and $372,000, respectively, from this company during the years ended December 31, 2002, 2001, and 2000. Additionally, we purchased approximately $0, $13,000, and $15,000, respectively, of product from this company during the years ended December 31, 2002, 2001, and 2000 and recorded royalty expenses of approximately of $0, $130,000, and $170,000, respectively.

        On June 22, 2001, we sold our 50% ownership interest in the intellectual property rights associated with the A.D.A.M./Benjamin Cummings Interactive Physiology Series to Pearson Education, Inc. for $1,950,000 in cash resulting in a net gain $1,808,000 after expenses. The purchase price was determined through arms' length negotiations. Pearson Education, Inc. jointly developed and co-owned the A.D.A.M./Benjamin Cummings Interactive Physiology Series with A.D.A.M.

15.  Commitments and Contingencies

        We lease office space and equipment under noncancelable lease agreements expiring on various dates through 2008. We also have capital lease commitments for certain equipment. Additionally, we have entered into certain agreements to license content for our services from various unrelated third parties. At December 31, 2002, future minimum rentals for noncancelable leases with terms in excess of one year and total payments due under license agreements were as follows (in thousands):

Year Ending December 31,	License Agreements	Real Estate Leases	Operating Lease	Capital Lease
2003	$210	$267	$47	$24
2004	210	225	29	15
2005	100	229	3	15
2006	—	234	—	15
2007	—	239	—	11
Thereafter	—	182	—	—

Total future minimum lease payments	$520	$1,376	$79	80

Less—amounts representing interest				(14)

Present value of future minimum lease payments				66
Less—current portion				19

				$47

        Rent expense for the years ended December 31, 2002, 2001 and 2000 was $488,000, $421,000 and $736,000, respectively. Our headquarters are located in approximately 12,000 square feet of leased office space in Atlanta, Georgia.

        On April 25, 1996, a shareholders' class action lawsuit was filed in Fulton County Superior Court in Atlanta, Georgia against us and certain of our then officers and directors. The complaint alleges violations of sections 11, 12(2) and 15 of the Securities Act of 1933 and violations of the Georgia Securities Act arising out of alleged disclosure deficiencies in connection with our initial public offering of common stock, which was completed on November 10, 1995. The complaint seeks compensatory damages in an unspecified amount.

        We and our officers and directors have opposed the plaintiff's written motion for class certification. A hearing on the motion was held on January 30, 2003, but the Court has not yet ruled. The parties are currently exchanging information during the discovery period. We have reached our retention amount with our directors' and officers' ("D & O") liability insurance provider. Accordingly, we anticipate that the D & O insurance provider will begin advancing the costs of defending this action. We believe that we have meritorious defenses and intend to defend the action vigorously.

        We are subject to other legal proceedings and claims that have arisen in the ordinary course of our business; however, we believe that the ultimate resolution of these matters and the shareholders' lawsuit will not have a material adverse effect on our consolidated financial statements taken as a whole.

        We are party to employment agreements with certain executives which provide for compensation and certain other benefits. The agreements also provide for severance payments under certain circumstances.

16.  Segment Information

        We operate in one segment comprised of two markets, healthcare and education.

        We sell our products through agreements which grant territorial rights to international and domestic distributors. During the years ended December 31, 2002, 2001 and 2000, we had net revenues from international sales of approximately $303,000, $324,000, and $418,000, respectively. A summary of revenues based on geographic location of customers is as follows (in thousands):

	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000
United States	$8,621	$8,622	$8,203
Europe	129	69	58
Pacific Rim and Asia	51	86	110
Other	123	169	250

	$8,924	$8,946	$8,621

        One customer contributed greater than 10% of total revenues for the year ended December 31, 2002 and two customers contributed greater than 10% of total revenues for the years ended December 31, 2001 and 2000. The breakdown of revenues from each of these customers is as follows:

	Revenue for the Year Ended December 31, 2002		Revenue for the Year Ended December 31, 2001		Revenue for the Year Ended December 31, 2000
Customer 1	$2,346	26%	$2,302	26%	$2,844	33%
Customer 2	N/A	N/A	1,048	12%	1,114	13%
All Other	6,578	74%	5,596	62%	4,663	54%
	$8,924	100%	$8,946	100%	$8,621	100%

17.  Restructuring Charges

        We began a restructuring plan during the last quarter of1999. This plan resulted in the separation of three key executives, termination of various production employees located at our San Francisco facility, the disposal of assets located at the San Francisco facility, and the disposal of obsolete consumer web-related service arrangements and content that no longer had a future benefit. This restructuring resulted in a pre-tax charge of approximately $1,049,000 for the nine months ended December 31, 1999, including approximately $690,000 of non-cash charges for modified employee stock options. For the year ended December 31, 2000, we incurred approximately $733,000 of charges resulting from the completion of this plan, including approximately $86,000 of non-cash compensation charges for stock option modifications.

SCHEDULE II

A.D.A.M., INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Twelve Months Ended December 31, 2002

Description	Balance at beginning of Period	Charged to Revenues, Costs and Expenses	Accounts Written Off	Acquisitions	Balance at end of Period
	(Thousands of Dollars)
Allowance for doubtful accounts and product returns	$86	$126	$(90)	$—	$122

Valuation allowance for deferred taxes	$15,877	$482	$—	$(308)	$16,051

For the Twelve Months Ended December 31, 2001

Description	Balance at beginning of Period	Charged to Revenues, Costs and Expenses	Accounts Written Off	Acquisitions	Balance at end of Period
		(Thousands of Dollars)
Allowance for doubtful accounts and product returns	$106	$65	$(99)	$14	$86

Valuation allowance for deferred taxes	$15,959	$(749)	$—	$667	$15,877

For the Twelve Months Ended December 31, 2000

Description	Balance at beginning of Period	Charged to Revenues, Costs and Expenses	Accounts Written Off	Acquisitions	Balance at end of Period
		(Thousands of Dollars)
Allowance for doubtful accounts and product returns	$103	$137	$(134)	$—	$106

Valuation allowance for deferred taxes	$13,270	$2,689	$—	$—	$15,959

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
PART III.
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS OF MANAGEMENT
  ITEM 13. CERTAIN TRANSACTIONS
  ITEM 14. CONTROLS AND PROCEDURES
PART IV.
  ITEM 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATIONS
Report of Independent Accountants
A.D.A.M., Inc. Consolidated Balance Sheets (In thousands, except share and per share data)
A.D.A.M., Inc. Consolidated Statements of Operations (In thousands, except per share data)
A.D.A.M., Inc. Consolidated Statements of Changes in Shareholders' Equity (In thousands, except share data)
A.D.A.M., Inc. Consolidated Statements of Cash Flows (In thousands)
A.D.A.M., Inc. Notes to Consolidated Financial Statements
  SCHEDULE II
A.D.A.M., INC. SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS