Form 10QSB
period 2003-03-31
ADAM INC
filed 2003-05-15
CIK 863650

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File Number 0-26962

A.D.A.M., INC.

(Exact Name of Registrant as Specified in its charter)

Georgia	58-1878070
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1600 RiverEdge Parkway, Suite 100 Atlanta, Georgia 30328-4658
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

As of May 14, 2003 there were 7,116,384 shares of the Registrant’s Common Stock, par value $.01 per share, outstanding (excluding shares held in treasury by the Registrant).

A.D.A.M., Inc.

Index

Form 10-QSB for the Quarter Ended March 31, 2003

PART I: FINANCIAL INFORMATION

ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.D.A.M., Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	March 31, 2003	December 31, 2002
	(unaudited)	(audited)
Assets

Current assets:
Cash and cash equivalents	$3,703	$2,220
Accounts receivable (net of allowances of $94 and $122, respectively)	1,030	1,288
Inventories, net	85	84
Non-interest bearing note receivable (net of unamortized discount of $0 and $1, respectively)	—	34
Prepaids and other assets	379	212
Total current assets	5,197	3,838

Property and equipment, net	235	226
Intangible assets, net	1,775	2,097
Goodwill	2,043	2,043
Restricted time deposits	255	257
Note receivable from related party	83	78
Other non-current assets	152	152
Total assets	$9,740	$8,691

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$703	$697
Deferred revenue	2,611	1,916
Current portion of capital lease obligations	13	19
Total current liabilities	3,327	2,632

Capital lease obligations (net of current portion)	44	47
Total liabilities	3,371	2,679

Shareholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized; no shares isued and outstanding
Common stock, $.01 par value; 20,000,000 authorized; 7,116,384 and 7,041,384 shares issued and outstanding, respectively	71	70
Common stock warrants	353	353
Additional paid-in capital	47,420	47,363
Note receivable from shareholder	(291)	(291)
Accumulated deficit	(41,184)	(41,483)
Total shareholders’ equity	6,369	6,012
Total liabilities and shareholders’ equity	$9,740	$8,691

The accompanying notes are an integral part of these condensed consolidated financial statements.

A.D.A.M., Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2003	2002

Total net revenues	$2,344	$2,108

Operating expenses:
Cost of revenues	464	285
General and administrative	372	438
Product and content development	505	655
Sales and marketing	524	687
Depreciation and amortization	191	242

Total operating expenses	2,056	2,307

Operating income (loss)	288	(199)

Interest income, net	11	24

Income (loss) before losses from affiliate	299	(175)

Losses from affiliate (see Note 6)	—	(55)

Net income (loss)	$299	$(230)

Basic net income (loss) per common share	$0.04	$(0.03)

Basic weighted average number of common shares outstanding	7,008	7,180

Diluted net income (loss) per common share	$0.04	$(0.03)

Diluted weighted average number of common shares outstanding	7,197	7,180

The accompanying notes are an integral part of these condensed consolidated financial statements.

A.D.A.M., Inc.

Condensed Consolidated Statement of Changes in Shareholders’ Equity

(In thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-in Capital	Common Stock Warrants	Accumulated Deficit	Note Receivable from Shareholder	Total
	Shares	Amount
Balance at December 31, 2002	7,041,384	$70	$47,363	$353	$(41,483)	$(291)	$6,012

Net income	—	—	—	—	299	—	299

Issuance of restricted shares in connection with stock purchase agreement	75,000	1	57	—	—	—	58

Balance at March 31, 2003	$7,116,384	$71	$47,420	$353	$(41,184)	$(291)	$6,369

The accompanying notes are an integral part of these condensed consolidated financial statements.

A.D.A.M., Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Three Months Ended March,
	2003	2002

Net cash provided by operating activities	$1,486	$935

Investing activities
Purchases of property and equipment	(53)	(38)
Redemption of restricted time deposit	2	—
Repayments on note receivable	34	23
Software development costs	(7)	(173)
Acquisition and asset purchase, net of cash acquired	—	(84)
Net cash used in investing activities	(24)	(272)

Financing activities
Repayments on capital leases	(9)	(10)
Proceeds from sales of common stock	30	—
Proceeds from exercise of common stock options and warrants	—	25
Net cash provided by financing activities	21	15

Increase in cash and cash equivalents	1,483	678
Cash and cash equivalents, beginning of period	2,220	2,878

Cash and cash equivalents, end of period	$3,703	$3,556

Interest paid	$2	$3

The accompanying notes are an integral part of these condensed consolidated financial statements.

A.D.AM., Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

March 31, 2003

1. BUSINESS AND BASIS OF PRESENTATION

Business

A.D.A.M. serves healthcare organizations, medical professionals, health-interested consumers and students as a leading publisher of visually engaging health and medical information products. A.D.A.M. products are used for learning about health, wellness, disease, treatments, alternative medicine, nutrition, anatomy and general medical reference in both the healthcare and education markets. A.D.A.M. products contain physician-reviewed text, in-house developed medical graphics and multimedia to create health information that offers a unique “visual learning” experience. Today, A.D.A.M. employs a growing range of media, including Internet, software, CD ROM, television, and print to deploy its proprietary content assets and products.

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles accepted in the United States of America (“GAAP”) for interim financial information, the general instructions to Form 10-QSB and Article 10 of Regulation S-X of the SEC. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. These interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

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

Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003 or any future period.

2.  STOCK BASED COMPENSATION

We account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations and we provide the disclosures as required by SFAS No. 123, “Accounting for Stock-Based Compensation.” Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the quoted market price of our stock at the date of the grant over the amount an employee must pay to acquire the stock.

We expensed stock compensation cost of $0 during the three months ended March 31, 2003 and 2002. Had we determined compensation costs using a fair value based methodology at the grant date for our stock options under SFAS 123, our pro forma consolidated net income (loss) would have been as follows (in thousands, except per share data):

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002
	(In thousands, except share data)

Net income (loss) as reported	$299	$(230)
Deduct total stock-based employee compensation expense determined under fair-value base method	$(862)	$(586)

Pro forma net (loss) income	$(563)	$(816)

Basic net income (loss) per share
As reported	$0.04	$(0.03)
Pro forma	$(0.08)	$(0.11)
Diluted net income (loss) per share
As reported	$0.04	$(0.03)
Pro forma	$(0.08)	$(0.11)

3. SALE OF RESTRICTED STOCK

On February 15, 2003, we entered into a Restricted Common Stock Purchase Agreement with James T. Atenhan and Victor P. Thompson (each a “Purchaser”) in connection with a consulting agreement with a financial services firm controlled by the Purchasers. Each Purchaser purchased 37,500 shares of our common stock at a purchase price of $.40 per share. The purchase price of our common stock was discounted from the market price on the date we entered into the agreement. The market price of our common stock on February 15, 2003 was $.78 per share. In connection with the sale, we recorded a non-cash deferred transaction charge of $28,500 during the three months ended March 31, 2003. This deferred transaction charge is being expensed over the six month service period. The issuance of the shares to the Purchasers was exempt from the registration requirements of the Securities Act of 1933 (the “Act”) pursuant to the safe harbor provided by Rule 504 of Regulation D under the Act.

4. COMPREHENSIVE INCOME (LOSS)

Our comprehensive income (loss) for the three months ended March 31, 2003 and 2002, as required to be reported by Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 130, was identical to the actual income (loss) reported for those periods.

5. ACQUISITION OF NIDUS INFORMATION SERVICES, INC.

In February 2002, we acquired 100% of the outstanding common stock of Nidus Information Services, Inc. (“Nidus”) for 260,000 shares of our common stock. Nidus was a privately held provider of in-depth patient education reports on common health conditions and diseases.

In accordance with SFAS 141, the total purchase price was allocated to the net tangible assets and intangible assets, including goodwill, acquired based on the estimated fair value at the date of acquisition. The results of Nidus’ operations have been included in the consolidated financial statements since February 14, 2002.

The following table summarizes the allocation of the fair values of the assets acquired and liabilities assumed at the date of acquisition and any subsequent adjustments to the allocation (in thousands):

	Nidus Purchase Price Allocation March 31, 2002	Allocation Adjustment	Nidus Adjusted Purchase Price Allocation March 31, 2003

Current assets	$41		$41
Property and equipment	—		—
Intangible assets	560		560
Goodwill	658	18	676
Total assets acquired	1,259		1,277

Current liabilities	—		—
Deferred revenue	(118)	(18)	(136)
Long-term liabilities	—		—
Total liabilities assumed	(118)		(136)
Net assets acquired	$1,141		$1,141

The following unaudited pro forma financial information reflects the results of operations for the three months ended March 31, 2003 and 2002, as if the Nidus acquisition had occurred on January 1, 2002. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the Nidus acquisition actually taken place on January 1, 2002 and may not be indicative of future operating results. The unaudited pro forma results are summarized as follows (in thousands, except per share amounts):

	Year Ended March 31,
	2003	2002

Revenues	$2,344	$2,178
Net income (loss)	$299	$(255)
Basic net income (loss) per share	$0.04	$(0.03)
Diluted net income (loss) per share	$0.04	$(0.03)

6. INTANGIBLE ASSETS

Intangible assets consist of purchased intellectual content, purchased customer contracts, capitalized software development costs for products to be sold, leased or otherwise marketed, and software development costs for internal use.

Purchased intellectual content and purchased customer contracts represent intangible assets acquired in December 2001 from Integrative Medicine Communications, Inc. and in February 2002 from Nidus (see Note 5). The following table shows the allocation of the purchase price to intangibles with a definite life and their amortization period (in thousands):

Assets	Purchase Price	Amortization Period	2003	2004	2005

IMC
Purchased intellectual content	$807	3 Years	$269	$247	$—
Purchased customer contracts	$246	2 Years	$113	$—	$—

NIDUS
Purchased intellectual content	$472	3 Years	$157	$157	$20
Purchased customer contracts	$88	2 Years	$44	$6	$—

			$583	$410	$20

Capitalized software development costs for products to be sold, leased or otherwise marketed consist principally of salaries and certain other expenses directly related to the development and modifications of software products capitalized in accordance with the provisions of SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Amortization of capitalized software development costs is provided at the greater of the ratio of current product revenue to the total of current and anticipated product revenue or on a straight-line basis over the estimated economic life of the software, which we have determined to generally be twenty-four months.

In accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 98-1,

“Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”, we expense costs incurred in the preliminary project planning stage, and thereafter, capitalizes costs incurred in the developing or obtaining of internal use software. Costs, such as maintenance and training, are expensed as incurred. Capitalized costs are amortized over their estimated useful lives, which is three years.

Intangible assets are summarized as follows (in thousands):

	Estimated amortizable lives (years)	March 31, 2003	December 31, 2002

Capitalized software products to be sold, leased or otherwise marketed	2	$2,500	$2,499
Software developed for internal use	3	436	430
Purchased intellectual content	3 - 5	1,279	1,279
Purchased customer contracts	2	333	333

Intangible assets, gross		4,548	4,541

Less accumulated amortization:
Capitalized software products to be sold, leased or otherwise marketed		(1,903)	(1,756)
Software developed for internal use		(121)	(88)
Purchased intellectual content		(536)	(429)
Purchased customer contracts		(213)	(171)

Accumulated amortization		(2,773)	(2,444)

Intangible assets, net		$1,775	$2,097

Amortization expense for the three months ended March 31, 2003 and 2002 was $329,000 and $252,000, respectively.

7. RECENT ACCOUNTING PRONOUCEMENTS

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Among other things, this statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt” (SFAS No. 4), which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30, “Reporting the Results of the Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” which requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations, will now be applied. We adopted this new standard effective January 1, 2003 and it did not have a significant effect on our financial position, results of operations or cash flows.

In June 2002, the FASB issued SFAS No. 146,”Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses significant issues relating to the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities, and nullifies the guidance in EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” We adopted this new standard effective January 1, 2003 and it did not have a significant effect on our financial position, results of operations or cash flows.

In November 2002, the FASB issued SFAS Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.” FIN 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of the interpretation are effective for financial statements of periods that end after December 15, 2002 and we have adopted the disclosures requirements. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002.

In December 2002, the FASB issued SFAS 148, “Accounting for Stock Based Compensation—Transition and Disclosure—an Amendment to SFAS 123.” SFAS 148 provides two additional transition methods for entities that adopt the preferable method of accounting for stock based compensation. Further, the statement requires disclosure of comparable information for all companies regardless of whether, when, or how an entity adopts the preferable, fair value based method of accounting. These disclosures are not required for interim periods in addition to the traditional annual disclosure. The amendments to SFAS 123, which provides for additional methods, are effective for periods beginning after December 15, 2002, although earlier application is permitted. The amendments to the disclosure requirements are required for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002 (see Note 2).

In January 2003, the FASB issued SFAS Interpretation No. 46 (“FIN46”), “Consolidation of Variable Interest Entities.” FIN 46 expands upon existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities, and activities of a variable interest entity. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. We do not expect the adoption of FIN 46 to have a significant effect on our financial position, results of operations or cash flows.

8. EQUITY PURCHASE AGREEMENT

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

9. EARNINGS (LOSS) PER COMMON SHARE

Net income (loss) per share is computed in accordance with SFAS No. 128, “Earnings Per Share.” We compute basic income (loss) per share by dividing net income by the weighted average number of issued common shares for each period. Diluted income (loss) per share is based upon the addition of the effect of common stock equivalents (stock options and warrants) to the denominator of the basic income (loss) per share calculation using the treasury stock method, if their effect is dilutive.  The computation of income (loss) per share for the three months ended March 31, 2003 and 2002 is as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2003	2002

Net income (loss)	$299	$(230)
Weighted average common shares outstanding	7,008	7,180
Weighted average common shares equivalents (stock options and warrants)	189	—
Weighted average diluted common shares outstanding	7,197	7,180
Net income (loss) per share:
Basic	$0.04	$(0.03)
Diluted	$0.04	$(0.03)

Anti-dilutive stock options and warrants outstanding	3,739	3,048

For the three months ended March 31, 2003 and March 31, 2002, diluted net loss per share does not differ from basic net loss per share since potential common shares from the exercise of stock options and warrants are all treated as anti-dilutive. We had 3,739,426 options and warrants outstanding which were anti-dilutive for the three months ended March 31, 2003 and 3,048,406 options and warrants outstanding which were anti-dilutive for the three months ended March 31, 2002.

10. NON-CONSOLIDATED AFFILIATE

We have one non-consolidated affiliate, ThePort Network, Inc. (formerly ThePort.com, Inc.) (“ThePort”).  As of March 31, 2003, we had an approximate 35% voting interest in ThePort and this investment was accounted for under the equity method. Our voting interest increased from December 31, 2002 due to our Series B preferred stock investment being converted into common stock at a one-to-five conversion rate.  As of March 31, 2003 and December 31, 2002, the carrying value of this investment was $0.  We have no future obligations to fund ThePort.

11. RELATED PARTY TRANSACTIONS

Sublease with A.D.A.M Board Member

On April 2, 2001, for a term beginning on January 1, 2001, we signed an 18-month sublease agreement with a company whose Chief Executive Officer is an A.D.A.M. board member. We received 8,333 shares of the tenant’s common stock monthly over the term of the agreement, which ended June 30, 2002. From June 30, 2002 through December 31, 2002, we continued to sublease space to this company on a month-to-month basis for the same monthly consideration. The shares are valued at the fair market value of the rent on the leased space and are recorded on our balance sheet as a long-term asset. As of March 31, 2003 and December 31, 2002, the shares were valued at $0. Additionally, we received warrants to purchase 25,000 common shares of the tenant that became fully exercisable on January 1, 2002. We are not presently collecting lease payments from this tenant.

Promissory Note with A.D.A.M’S Chief Executive Officer

On May 30, 2001, we received a full-recourse Promissory Note from our Chief Executive Officer for approximately $341,000 for the exercise of 150,000 options at $1.94 per share and a $50,000 loan to pay taxes related to the stock exercise. The note earns interest of 6.25% per annum and is due in full on or before May 29, 2006. Part of the note, $291,000, is secured by 150,000 shares of our common stock and is recorded in shareholders’ equity. As of March 31, 2003, approximately $39,000 of interest has been accrued on this note of which $6,000 has been paid, leaving a remaining interest balance of $33,000.

Investment and Sublease with ThePort Network, Inc.

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

In connection with our preferred stock investment in ThePort during the year ended December 31, 2001, we entered into a five-year agreement whereby we had exclusive distribution rights to ThePort’s products within the healthcare industry. As of December 31, 2001, we had pre-paid $125,000 of the contract fee to be applied against future subscription fees. We had committed to generate $1,500,000 in subscription fees during the initial term of the original agreement. The initial term of the agreement commenced on August 20, 2001 and continued for five years from that date. On February 14, 2003, ThePort agreed to accept a payment of $125,000 from us to release us from the minimum guarantee in its entirety. ThePort retained the $125,000 pre-payment previously made and we were granted non-exclusive rights to ThePort’s products within the healthcare industry.

Our Chief Operating Officer served on the Board of Directors of ThePort from December 2001 through August 2002. Our Chief Executive Officer, who currently serves as the Chairman of the Board of Directors of ThePort, has acquired an approximate 10% voting interest in ThePort and holds a convertible note and loans from ThePort in the amount of approximately $836,000 at March 31, 2003. This decrease in ownership from December 31, 2002 was due to the Series B preferred stock investment being converted into common stock at a one-to-five conversion rate. Two of our other directors also own equity interests in ThePort.

12. COMMITMENTS

We have entered into certain agreements to license content for services from various unrelated third parties. The Company also has contractual obligations at March 31, 2003 relating to real estate, capital and operating lease arrangements.

We do not have any investments in joint ventures or special purpose entities, and do not guarantee the debt of any third parties. Our subsidiaries are 100% owned by us and are included in our condensed consolidated financial statements. Our headquarters are located in approximately 12,000 square feet of leased office space in Atlanta, Georgia. The space is leased for a term ending in September 2008.

Total payments due and estimated under license agreements and real estate, operating and capital leases for the remainder of 2003 and beyond are listed below (in thousands):

Three Months Ended March 31, 2003	License Agreements	Real Estate Leases	Operating Lease	Capital Lease

2003	$158	$197	$26	$14
2004	210	225	29	15
2005	100	229	3	15
2006	—	234	—	15
2007	—	239	—	11
Thereafter	—	182	—	—

Total future minimum lease payments	$468	$1,306	$58	70

Less – amounts representing interest				(13)

Present value of future minimum lease payments				57

Less – current portion				13

				$44

We are party to employment agreements with certain executives which provide for compensation and certain other benefits. The agreements also provide for severance payments under certain circumstances.

13. CONCENTRATIONS

For the three months ended March 31, 2003, one customer accounted for approximately 25% of revenues. This customer, whose license agreement expired during March 2003, did not renew. For the three months ended March 31, 2002, this customer accounted for approximately 28% of revenues.

14. INCOME TAXES

No provision for income taxes has been reflected for the three months ended March 31, 2003 as we have sufficient net operating loss carry forwards to offset taxable income. As of March 31, 2003, we continue to maintain a valuation allowance against our total net deferred tax asset balance.

15. LEGAL PROCEDINGS

On April 25, 1996, a shareholders’ class action lawsuit was filed in Fulton County Superior Court in Atlanta, Georgia against us and certain of our then officers and directors. The complaint alleges violations of Sections 11, 12(2) and 15 of the Securities Act of 1933 and violations of the Georgia Securities Act arising out of alleged disclosure deficiencies in connection with our initial public offering of common stock, which was completed on November 10, 1995. The complaint seeks compensatory damages in an unspecified amount.

We and our officers and directors have opposed the plaintiff’s written motion for class certification. A hearing on the motion was held on January 30, 2003, but the Court has not yet ruled. The parties are currently exchanging information during the discovery period. We have reached our retention amount with our directors’ and officers’ (“D & O”) liability insurance provider. Accordingly, we anticipate that the D & O insurance provider will begin advancing the costs of defending this action. We believe that we have meritorious defenses and intend to defend the action vigorously.

We are subject to other legal proceedings and claims that have arisen in the ordinary course of our business; however, we believe that the ultimate resolution of these matters and the shareholders’ lawsuit will not have a material adverse effect on our consolidated financial statements taken as a whole.

16. SUPPLEMENTAL CASH FLOW

Cash and cash equivalents include cash on hand and on deposit and highly liquid investments with an original maturity of three months or less. Cash payments of interest for the three months ended March 31, 2003 and March 31, 2002 include interest of approximately $2,000 and $3,000, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following information should be read in conjunction with the consolidated financial statements and the notes thereto and in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

We serve healthcare organizations, medical professionals, health-interested consumers and students as a leading publisher of visually engaging health and medical information products. Our products are used for learning about health, wellness, disease, treatments, alternative medicine, nutrition, anatomy and general medical reference in both the healthcare and education markets. Our products contain physician-reviewed text, in-house developed medical graphics and multimedia to create health information that offers a unique “visual learning” experience. Today, we employ a growing range of media, including Internet, software, CD ROM, television, and print to deploy our proprietary content assets and products.

Our proprietary content and technology assets include:

•                  an illustrated, physician reviewed Health Encyclopedia that covers approximately 3,600 diseases and medical conditions;

•                  approximately 40,000 medical illustrations that we have drawn and compiled;

•                  an extensive library of 3D models developed from the Visible Human Project and other sources;

•                  thousands of web-enabled animations depicting disease states and other medical conditions and topics, many of which are broadcast-quality;

•                  interactive tools that complement and enhance the functionality of  our health content products;

•                  unique technology for viewing the human body’s anatomy; and

•                  a proprietary content management system we use to manage and publish our digital assets.

Collectively, we believe these assets represent the single largest database of proprietary health and medical related content anywhere in the world.

We believe that pictures are worth a thousand words and that illustrated approaches to explaining complex medical conditions have a significant impact on the way people understand their bodies and medical conditions affecting them. We also believe that our products will have an impact on the way patient education is delivered and used in personal health management, prevention, disease management, and after-care applications. We believe we have the potential to capture a significant share of the consumer-patient health education market with our high-quality, medically accurate, visual and text based information—whether it is being distributed over the Internet, as a component of point-of-care applications within the health care system or as printed products that can be sold and disseminated in a variety of ways including subscriptions and “information prescriptions” given during patient- provider contacts.

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

In addition, we have recognized the important role our products can have with the growing U.S. Hispanic population. With the Hispanic population rapidly approaching the largest minority group in the U.S., we believe that there will be an increasing need to provide health information to this important demographic segment. New legislation requiring federally funded organizations, such as hospitals and other healthcare providers, to translate information into other languages for people with limited English proficiency will fuel opportunities for Spanish versions of our health information products. We completed the Spanish translation of our Health Illustrated Encyclopedia, Pregnancy Health Center, and Surgeries and Procedures products in 2001. During 2002, we completed a bilingual version of our Health Illustrated Encyclopedia. Unlike a stand-alone translated product, the bilingual product is integrated and includes technology that offers the end user the ability to “toggle” between an English article and its equivalent, translated article in Spanish. We maintain a translation relationship with a third party vendor for editorial updates to our Spanish products.

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

We were incorporated in 1990 as A.D.A.M. Software, Inc. We changed our name to adam.com, Inc. in 1999 and to A.D.A.M., Inc. in 2001. We are headquartered in Atlanta, Georgia.

CRITICAL ACCOUNTING POLICIES

Discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the amounts reported in the consolidated financial statements and the accompanying notes. On an on going basis, we evaluate our estimates, including those related to product returns, product and content development expenses, bad debts, inventories, intangible assets, income taxes, contingencies and litigation. We base our estimates on experience and on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Capitalized Software Development Costs

We capitalize internal software development costs in accordance with Financial and Accounting Standards Board (“FASB”) Statement No. 86 (“FAS 86”), “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” This statement specifies that costs incurred internally in creating a computer software product shall be charged to expense when incurred as research and development until technological feasibility has been established for the product. Technological feasibility is established upon completion of all planning, designing, and testing activities that are necessary to establish that the product can be produced to meet its design specifications including functions, features, and technical performance requirements. We cease capitalization of internally developed software when the product is made available for general release to customers and thereafter, any maintenance and customer support is charged to expense when related revenue is recognized or when those costs are incurred. We amortize such capitalized costs as cost of sales on a product-by-product basis using the straight-line method over a period of two years. We continually evaluate the recoverability of capitalized costs and if the successes of new product releases are less than we anticipate then a write-down of capitalized costs may be made which could adversely affect our results in the reporting period in which the write-down occurs.

We also capitalize internal software development costs in accordance with the American Institute of Certified Public Accountants Statement of Position 98-1 (“SOP 98-1”), “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” This statement specifies that computer software development costs for computer software intended for internal use occurs in three stages: (1) the preliminary project stage, where costs are expensed as incurred, (2) the application development stage, where costs are capitalized, and (3) the post-implementation or operation stage, where again costs are expensed as incurred. We cease capitalization of developed software for internal use when the software is ready for its intended use and placed in service. We amortize such capitalized costs as cost of sales on a product-by-product basis using the straight-line method over a period of three years. We continually evaluate the usability of the products that make up our capitalized costs and if certain circumstances arise such as the introduction of new technology in the marketplace that management intends to use in place of the capitalized project, then a write-down of capitalized costs may be made which could adversely affect our results in the reporting period in which the write-down occurs.

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

Goodwill and Intangible Assets

As described in Note 4 to the consolidated financial statements, we have recorded goodwill in connection with our acquisition of IMC in 2001 and Nidus in 2002. In July 2001, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.”

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

The adoption of FIN 44 did not have a material impact on our financial position or results of operations for 2002. This interpretation requires variable accounting treatment for options that have been modified from their original terms. Accordingly, compensation cost shall be adjusted for increases or decreases in the intrinsic value of the modified awards in subsequent periods and until the awards have been exercised, forfeited, or expired. As of March 31, 2003, we have 231,438 outstanding options with an exercise price of $5.25 that are considered variable under this interpretation. Because the stock price since the effective date of July 1, 2000 has been below $5.25, we have not recorded any compensation cost related to the repriced options issued on January 14, 1999. Should our stock price climb above $5.25 our operating results will be affected until the stock options are either exercised or forfeited and could adversely affect any reporting period in which the variable accounting is required. Any charges that result from these variable options would be non-cash operating expenses and will be reported on a separate line item.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2003 with the Three Months Ended March 31, 2002

Revenues

	Three Months Ended March 31,				2003 % of	2002 % of
	2003	2002	$ Change	% Change	Total Rev	Total Rev

Healthcare	$1,091	$642	$449	69.9%	46.5%	30.5%
Internet	$1,002	$1,087	$(85)	-7.8%	42.7%	51.6%
Education	$249	$360	$(111)	-30.8%	10.6%	17.1%
Other	$2	$19	$(17)	-89.5%	0.1%	0.9%
Total Net Revenues	$2,344	$2,108	$236	11.2%	100.0%	100.0%

Total revenues increased $236,000, or 11.2%, to $2,344,000 for the three months ended March 31, 2003 compared to $2,108,000 for the three months ended March 31, 2002.

Revenues from the healthcare market increased $449,000, or 69.9%, to $1,091,000 for the three months ended March 31, 2003 compared to $642,000 for the three months ended March 31, 2002. The healthcare market includes the healthcare provider market, the health insurance and managed care market, and the pharmaceutical/biotech/medical device market. Our continuing efforts to expand our presence in the healthcare market contributed to the increase in healthcare market revenues during the three months ended March 31, 2003. As a percent of total revenues, revenues from the healthcare market increased to 46.5% for the three months ended March 31, 2003 compared to 30.5% for the three months ended March 31, 2002.

Revenues from the Internet market decreased $85,000, or 7.8%, to $1,002,000 for the three months ended March 31, 2003 compared to $1,087,000 for the three months ended March 31, 2002. The Internet market includes Internet portals and large media-related web sites that host a variety of consumer-oriented content and services. The decrease in our Internet revenues was primarily associated with the loss of customers as a result of bankruptcy. As a percent of total revenues, revenues from the Internet market decreased to 42.7% for the three months ended March 31, 2003 compared to 51.6% for the three months ended March 31, 2002.

Our largest customer, which accounted for 25% of revenues during the twelve months ended March 31, 2003, did not renew its license agreement when the agreement expired during March 2003 and we expect this to significantly impact our revenues for future quarters during 2003. We have taken steps to reduce expenses, such as headcount reductions and reductions in our office lease expenses to compensate for this lost of revenue.

Revenues from the education market decreased $111,000, or 30.8%, to $249,000 for the three months ended March 31, 2003 compared to $360,000 for the three months ended March 31, 2002. The education market revenues consist primarily of CD ROM based product sales. The decrease in our education market revenues was primarily associated with the timing of the placement of a significantly large order from our largest customer during the last quarter of 2002. This customer has in the past placed this significant order during the first quarter of each year. As a percent of total revenues, revenues from the education market decreased to 10.6% for the three months ended March 31, 2003 compared to 17.1% for the three months ended March 31, 2002.

Operating Expenses

	Three Months Ended March 31,				2003 % of	2002 % of
	2003	2002	$ Change	% Change	Total Rev	Total Rev

Costs of Goods Sold	$464	$285	$179	62.8%	19.8%	13.5%
General and Administration	$372	$438	$(66)	-15.1%	15.9%	20.8%
Production	$505	$655	$(150)	-22.9%	21.5%	31.1%
Sales and Marketing	$524	$687	$(163)	-23.7%	22.4%	32.6%
Depreciation and Amortization	$191	$242	$(51)	-21.1%	8.1%	11.5%
Total Operating Expenses	$2,056	$2,307	$(251)	-10.9%	87.7%	109.4%

Cost of revenues increased $179,000, or 62.8%, to $464,000 for the three months ended March 31, 2003 compared to $285,000 for the three months ended March 31, 2002. Cost of revenues includes shipped product components, packaging and shipping costs, newsletter printing costs, distribution license fees, royalties and amortization of capitalized software development costs. This increase was primarily the result of a $55,000 increase in software amortization due to the creation of new products, a $134,000 increase in distribution license fees from the sales of our Spanish language products and our drug database products, and a $18,000 increase in fees for updates and printing expenses relating to our Well-Connected content. This increase was offset by a $28,000 decrease in our CD ROM cost of goods sold, due to the decrease of product sales. As a percent of total revenues, cost of revenues increased to 19.8% for the three months ended March 31, 2003 compared to 13.5% for the three months ended March 31, 2002.

General and administrative expenses decreased $66,000, or 15.1%, to $372,000 for the three months ended March 31, 2003 from $438,000 for the three months ended March 31, 2002. This decrease was primarily attributable to a $42,000 decrease in administration costs due to the closing of the IMC office located in Boston during 2003, a $32,000 decrease in our rent expense due to the new lease for the Atlanta office, a $16,000 decrease in bad debt expense, a $16,000 decrease in legal and accounting fees, and a $10,000 decrease in overall general and administration costs due to management’s continuing cost reduction measures. This decrease was offset by $21,000 increase in general insurance rates and $29,000 increase in dues and fees due to Nasdaq. As a percent of total revenues, general and administrative costs decreased to 15.9% for the three months ended March 31, 2003 compared to 20.8% for the three months ended March 31, 2002.

Product and content development costs decreased $150,000, or 22.9%, to $505,000 for the three months ended March 31, 2003 from $655,000 for the three months ended March 31, 2002. This decrease was primarily attributable to a $160,000 decrease in salary expense due to reductions in headcount during 2002, a $125,000 decrease in editorial expenses, and a $17,000 decrease in third party software licenses expenses. This decrease was offset by a $166,000 decrease in capitalized expenses of internally developed products. As a percent of total revenues, product development costs decreased to 21.5% for the three months ended March 31, 2003 compared to 31.1% for the three months ended March 31, 2002.

Sales and marketing expenses decreased $163,000, or 23.7%, to $524,000 for the three months ended March 31, 2003 from $687,000 for the three months ended March 31, 2002. This decrease was primarily attributable to a $124,000 decrease in salary expense due to headcount reductions during 2002 and a $42,000 decrease in trade show expenses. As a percent of total revenues, sales and marketing expenses decreased to 22.4% for the three months ended March 31, 2003 compared to 32.6% for the three months ended March 31, 2002.

Depreciation and amortization expenses decreased $51,000, or 21.1%, to $191,000 for the three months ended March 31, 2003 from $242,000 for the three months ended March 31, 2002. This decrease was primarily attributable to a $76,000 decrease in depreciation of assets offset by a $25,000 increase in the amortization of purchased intellectual content and purchased customer contracts in connection with the acquisitions of IMC and Nidus. As a percent of total revenues, depreciation and amortization expenses decreased to 8.1% for the three months ended March 31, 2003 compared to 11.5% for the three months ended March 31, 2002.

As a result of the factors described above, operating profit increased $487,000  to an operating profit of $288,000 for the three months ended March 31, 2003 compared to an operating loss of $199,000 for the three months ended March 31, 2002.

Other Expenses and Income

Interest income, net, decreased $13,000, or 54.2%, to $11,000 for the three months ended March 31, 2003, as compared to $24,000 for the three months ended March 31, 2002. This net decrease was primarily attributable to a $13,000 decrease in interest income related to a note receivable outstanding during the three months ended March 31, 2002.

For the three months ended March 31, 2003 and 2002, respectively, no provision has been estimated for income taxes.  We had sufficient net operating loss carry forwards to offset regular taxable income. As of March 31, 2003, we continue to maintain a valuation allowance against our total net deferred tax asset balance.

The results of operations of ThePort Network, Inc. (“ThePort”) have been accounted for as an equity investment and accordingly, we recorded our share of ThePort’s results of operations in our consolidated financial statements. We recorded our share of ThePort’s losses of approximately $0 and $55,000 for the three months ended March 31, 2003 and March 31, 2002, respectively. At March 31, 2003, the carrying value of this investment was approximately $0.

As a result of the above, we had a net income of $299,000 for the three months ended March 31, 2003 compared to net loss of $230,000 for the three months ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2003, we had cash and cash equivalents of $3,703,000 and working capital of $1,870,000.

Cash provided by operating activities was $1,486,000 during the three months ended March 31, 2003 as compared to cash provided of $935,000 during the three months ended March 31, 2002. This increase in cash provided was due primarily to decreases in accounts receivable and depreciation expense and increases in prepaid expenses and deferred revenue.

Cash used by investing activities was $24,000 during the three months ended March 31, 2003 as compared to cash used of $272,000 during the three months ended March 31, 2002. This decrease in cash used was due primarily to a decrease in software development costs during 2003 and for acquisition activity which occurred in the three months ended March 31, 2002.

Cash provided by financing activities increased to $21,000 during the three months ended March 31, 2003 compared to $15,000 during the three months ended March 31, 2002. Cash provided by financing activities consisted of proceeds from the sale of common stock and the exercise of common stock options and from repayments on capital leases.

We also use working capital to finance ongoing operations, fund the development and introduction of new business strategies and internally developed software, acquire complementary businesses and acquire capital equipment. Deferred revenue increased $695,000 for the three months ended March 31, 2003, which was primarily due to an increase in the number of healthcare market license agreements we held, while net accounts receivable decreased by $258,000.

On February 15, 2003, we entered into a Restricted Common Stock Purchase Agreement with James T. Atenhan and Victor P. Thompson (each a “Purchaser”) in connection with a consulting agreement with a financial services firm controlled by the Purchasers. Each Purchaser purchased 37,500 shares of our common stock at a purchase price of $.40 per share. The purchase price of our common stock was discounted from the market price on the date we entered into the agreement. The market price of our common stock on February 15, 2003 was $.78 per share. In connection with the sale, we recorded a non-cash transaction of $28,500 during the three months ended March 31, 2003. This transaction will be expensed over the service period. The issuance of the shares to the Purchasers was exempt from the registration requirements of the Securities Act of 1933 (the “Act”) pursuant to the safe harbor provided by Rule 504 of Regulation D under the Act. We provided to each of the Purchasers the information required pursuant to Rule 502 of Regulation D, effected the sales without any general solicitation or advertising, and complied with the requirements of Regulation D relating to the restrictions on the transferability of the shares issued.

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

During 2002 and 2001, we acquired additional preferred stock interests in ThePort, for $250,000 and $275,000 in cash, respectively. During 2002, we also accepted 196,616 shares of common stock of ThePort valued at approximately $49,000 pursuant to the sublease agreement ThePort signed with us (see paragraph below). As of March 31, 2003, we have an approximate 35% voting interest in ThePort. Our voting interest increased from December 31, 2002 due to our Series B preferred stock investment being converted into common stock at a one-to-five conversion rate. As of March 31, 2003 and December 31, 2002, the carrying value of this investment was $0. We have no future obligations to fund ThePort.

In connection with this preferred stock investment in 2001, we entered into a five-year agreement that provided us exclusive distribution rights to ThePort’s products within the healthcare industry. As of December 31, 2001, we had pre-paid $125,000 of the contract fee to be applied against future subscription fees. We had committed to generate $1,500,000 in subscription fees during the initial term of the agreement. The initial term of the agreement commenced on August 20, 2001 and was to continue for five years from that date. On February 14, 2003, ThePort agreed to accept an additional payment of $125,000 from us which released us from the minimum guarantee in its entirety. ThePort is entitled to retain the $125,000 pre-payment previously made and we are granted non-exclusive rights to ThePort’s products within the healthcare industry.

On April 10, 2002, for a term beginning on November 1, 2001, we signed an 8-month sublease agreement with ThePort. We received 14,044 shares of ThePort’s common stock monthly over the term of the agreement, which rate was determined based upon the fair market value of the leased space and ThePort common stock as of April 10, 2002. After the expiration of the sublease on June 30, 2002, we have continued to sublease this space to ThePort on a month-to-month basis for the same monthly consideration, which we don’t record as revenue since we have determined that any investment of ThePort is impaired.

On May 30, 2001, we received a full-course Promissory Note from our Chief Executive Officer for approximately $341,000 for the exercise of 150,000 options at $1.94 per share. The note accrues interest at the rate of 6.25% per annum and is due in full on or before May 29, 2006. Part of the note, $291,000, is secured by 150,000 shares of our common stock and is reflected as shareholders’ equity. As of December 31, 2002, approximately $34,000 of interest has been earned and recorded on this note and $6,000 of interest has been paid, leaving a remaining interest balance of $28,000.

We have also entered into certain agreements to license content for our services from various unrelated third parties. We also have contractual obligations at March 31, 2003 relating to real estate, capital and operating lease arrangements.

Total payments due and estimated under license agreements and real estate, operating and capital leases for the remainder of 2003 and beyond are listed below:

Year	License Agreements	Real Estate Leases	Operating Leases	Capital Leases	Total

2003	$158,000	$197,000	$26,000	$14,000	$395,000
2004	210,000	225,000	29,000	15,000	$479,000
2005	100,000	229,000	3,000	15,000	$347,000
2006	—	234,000	—	15,000	$249,000
2007		239,000	—	11,000	$250,000
Thereafter	—	182,000	—	—	$182,000
	$468,000	$1,306,000	$58,000	$70,000	$1,902,000

Management believes that cash on hand, together with anticipated cash flows from operations, will be sufficient to meet our working capital needs through December 31, 2003. However, we may be required to raise additional funds in order to accelerate development of new and existing services and products, to respond to competitive pressures or to possibly acquire complementary products, businesses or technologies. There can be no assurance that any required additional financing will be available on terms favorable to us, or at all. If additional funds are raised by the issuance of equity securities, our shareholders may experience dilution of their ownership interest and these securities may have rights senior to those of the holders of the common stock. If additional funds are raised by the issuance of debt securities, we may be subject to certain limitations on our operations, including limitations on the payment of dividends. If adequate funds are not available or not available on acceptable terms, we may be unable to take advantage of acquisition opportunities, develop or enhance services or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

.

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

In addition to other factors addressed elsewhere in this report, the following are certain of the factors that could cause our actual results to differ materially from the expected results described in our forward-looking statements:

•                  Although we reported net income for the three months ended March 31, 2003, we have incurred substantial losses in the past.  We experienced losses of $1,530,000 in 2002, income of $1,597,000 in 2001 and losses of $7,854,000 in 2000. We cannot offer any assurance that we will be able to sustain profitability in the future.

•                  We may be unable to obtain sufficient capital to pursue our growth and market development strategies, which would hurt our financial results. Since inception, we have funded operations with debt and equity capital. Our total operating costs and expenses increased to $10,096,000 in 2002 compared to $8,768,000 in 2001. Although cash provided by operating activities increased to $1,022,000 during 2002 as compared to cash used in operating activities of $874,000 during 2001 and we project that total operating costs and expenses will decrease in the twelve months ending December 31, 2003, we can offer no assurance that our revenues will be sufficient to cover our expenses or that capital will be available to us on satisfactory terms or at all, to fund any shortfall in these costs and revenues.

•                  We may be unable to compete effectively with other online providers of healthcare information, which could cause our growth and market development strategies to be unsuccessful. The market for providing healthcare information is intensely competitive, and competition could increase in the future. As this market develops, we expect our sensitivity to competitive pressures to be especially strong as we continue to attract and retain customers. We may not be able to compete effectively against these companies, and if we fail to compete effectively we may suffer reduced gross margins and loss of market share. The healthcare information market is rapidly evolving and subject to rapid technological change. Certain companies could enter this market that could be larger and more established than we are. These competitors could have advantages over us because of their longer operating histories, greater name recognition, or greater financial, technical and marketing resources. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. They could also devote greater resources to the promotion and sale of their products or services. Furthermore, mergers and acquisitions among other companies could intensify our existing competition or create new competitors.

•                  We rely on a limited number of customers for a significant portion of our revenues, and our largest customer in 2002 did not renew its license agreement when it recently expired.  Our largest customer during 2002 did not renew its license with us when the license expired in March of 2003, and this loss will materially impact our future revenues.  Although we have taken steps to counter the loss of revenue from that customer, we can offer no assurance that the loss of that customer, or the possible loss of other significant customers, will not materially adversely affect our business.

•                  We face technological challenges in our ability to deliver customized information in the rapidly changing healthcare industry, which may limit our ability to maintain existing customers or attract new customers. We believe that health information will become more customized to an individual’s personal health management needs. As a result, we will need to have adequate technology infrastructure that will allow us to deliver in a cost effective manner portions of our content assets based on each customer’s requirements. We will be required to utilize, without significant prior experience, technologies related to content management and content distribution. A failure to develop or obtain this technology could adversely affect our ability to maintain market share or acquire new customers.

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

•                  We may be unable to attract new personnel, which would adversely affect implementation of our overall business strategy. In order to promote the development of our target markets, we will need to identify, attract and retain software engineers, web designers, sales and marketing professionals and other key personnel. We will compete with other companies both within and outside our markets for such employees and we may be unable to attract these employees. If we do not succeed in attracting these types of new employees, we may be unable to fully implement our growth and market development strategies and our business will suffer.

•                  Our stock price is extremely volatile and could decline significantly. Since our initial public offering in 1995, there has been significant volatility in the price of our common stock. This volatility has often been unrelated to our operating performance. There can be no assurance that the market price of our common stock will be maintained or that the volume of trading in our shares will not decrease. Furthermore, following periods of volatility in the market price of a company’s securities, securities class action claims frequently are brought against the subject company. To the extent that the market price of our shares falls dramatically in any period of time, shareholders may bring claims, with or without merit, against us. Such litigation would be expensive to defend and would divert management attention and resources regardless of outcome.

•                  We have adopted certain anti-takeover provisions that may deter a takeover. Our articles of incorporation and bylaws contain the following provisions that may deter a takeover, including a takeover on terms that many of our shareholders might consider favorable, such as: the authority of our board of directors to issue common stock and preferred stock and to determine the price, rights (including voting rights), preferences, privileges and restrictions of each series of preferred stock, without any vote or action by our shareholders; the existence of large amounts of authorized but unissued common stock and preferred stock; staggered, three-year terms for our board of directors; and advance notice requirements for board of directors nominations and for shareholder proposals. The rights and preferences of any series of preferred stock could include a preference over the common stock on the distribution of our assets upon a liquidation or sale of our company, preferential dividends, redemption rights, the right to elect one or more directors and other voting rights. The rights of the holders of any series of preferred stock that may be issued in the future may adversely affect the rights of the holders of the common stock. We have no current plans to issue preferred stock. In addition, certain provisions of Georgia law and our stock option plan may also discourage, delay or prevent a change in control of our company or unsolicited acquisition proposals.

•                  A significant number of unissued shares are available for future sale and could adversely affect the market price of our common stock. If our shareholders, option holders, or warrant holders exercise their rights to sell substantial amounts of our common shares in the public market, the market price of our common stock could fall. Given the unpredictable transaction volumes for A.D.A.M. shares, the sale of a significant amount of these shares at any given time could cause the market price of our common stock to decline or otherwise be highly volatile. Such sales could also make it more difficult for us to sell equity or equity-related securities in the future at a time and price when we deem conditions to be more favorable.

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

•                  Our Stock Purchase Agreement with Fusion Capital Fund II, LLC may result in significant dilution of our other shareholders. On May 22, 2002, we entered into a Common Stock Purchase Agreement with Fusion Capital Fund II, LLC. Pursuant to this agreement, Fusion Capital has agreed to purchase up to an aggregate of $12,000,000 of our common stock. We have the right to receive up to $15,000 per trading day under this agreement with Fusion Capital unless our stock price equals or exceeds $7.00, in which case the daily amount may be increased at our option. Fusion Capital is not be obligated to purchase any shares of our common stock on any trading days that the market price of our common stock is less than $1.00. Sales of our common stock under this agreement would dilute the ownership of shareholders other than Fusion Capital Fund II, LLC. As of March 31, 2003, we had not sold any shares of common stock under this agreement

ITEM 3.  CONTROLS AND PROCEDURES

Our Chief Executive Officer and acting principal financial officer have evaluated our disclosure controls and procedures as of a date within 90 days prior to the date of this filing, and they concluded that these controls and procedures are effective.  There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information we are required to disclose in the reports we file under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file under the Exchange Act is accumulated and communicated to management, including the principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On February 15, 2003, we entered into a Restricted Common Stock Purchase Agreement with James T. Atenhan and Victor P. Thompson (each a “Purchaser” and collectively, the “Purchasers”). Each Purchaser purchased 37,500 shares of our common stock at a purchase price of $.40 per share. The purchase price of our common stock was discounted from the market price on the date we entered into the agreement. The market price of our common stock on February 15, 2003 was $.78 per share. In connection with the sale, we recorded a non-cash transaction of $28,500 during the three months ended March 31, 2003. This transaction will be expensed over the service period. The issuance of the shares to the Purchasers was exempt from the registration requirements of the Securities Act of 1933 (the “Act”) pursuant to each of the Purchasers the information required pursuant to Rule 502 of Regulation D, effected the sales without any general solicitation or advertising, and complied with the requirements of Regulation D relating to the restrictions on the transferability of the shares issued.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

The certification pursuant to Section 906 of the Sarbanes-Oxley Act is filed as Exhibit 99.1 hereto.

During the three months ended March 31, 2003, we did not file any current reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A.D.A.M., Inc.
(Registrant)

By:	/s/ ROBERT S. CRAMER, JR.

Robert S. Cramer, Jr.
Chairman of the Board and
Chief Executive Officer

By:	/s/ KEVIN S. NOLAND

Kevin S. Noland
Chief Operating Officer and Corporate Secretary (acting principal financial and accounting officer)

Date: May 14, 2003

CERTIFICATION

I, Robert S. Cramer, Jr., Chief Executive Officer of the registrant, certify that:

(1)	I have reviewed this quarterly report on Form 10-QSB;

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

May 14, 2003

/s/Robert S. Cramer, Jr.
Robert S. Cramer, Jr.
Chairman and Chief Executive Officer

CERTIFICATION

I, Kevin S. Noland, Chief Operating Officer (and acting principal financial and accounting officer) of the registrant, certify that:

(1)	I have reviewed this quarterly report on Form 10-QSB;

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

May 14, 2003

/s/Kevin S. Noland
Kevin S. Noland
Chief Operating Officer
(acting principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Name

99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act.