Form 10QSB
period 2003-06-30
ADAM INC
filed 2003-08-14
CIK 863650

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

As of August 14, 2003 there were 7,411,737 shares of the Registrant’s Common Stock, par value $.01 per share, outstanding (excluding shares held in treasury by the Registrant).

Transitional Small Business Disclosure Format. YES  ☐  NO  ☒

A.D.A.M., Inc.
Index
Form 10-QSB for the Quarter Ended June 30, 2003

Part I—Financial Information

PART I:  FINANCIAL INFORMATION

ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.D.A.M., Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	June 30, 2003	December 31, 2002
	(unaudited)	(audited)
Assets

Current assets:
Cash and cash equivalents	$3,834	$2,220
Accounts receivable (net of allowances of $120 and $122, respectively)	1,162	1,288
Inventories, net	71	84
Non-interest bearing note receivable (net of unamortized discount of $0 and $1, respectively)	—	34
Prepaids and other assets	344	212
Total current assets	5,411	3,838

Property and equipment, net	206	226
Intangible assets, net	1,566	2,097
Goodwill	2,043	2,043
Restricted time deposits	256	257
Note receivable from related party	68	78
Other non-current assets	152	152
Total assets	$9,702	$8,691

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$499	$697
Deferred revenue	2,317	1,916
Current portion of capital lease obligations	11	19
Total current liabilities	2,827	2,632

Capital lease obligations (net of current portion)	41	47
Total liabilities	2,868	2,679

Shareholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized; no shares isued and outstanding
Common stock, $.01 par value; 20,000,000 authorized; 7,116,384 and 7,041,384 shares issued and outstanding, respectively	74	70
Common stock warrants	353	353
Additional paid-in capital	47,756	47,363
Note receivable from shareholder	(291)	(291)
Accumulated deficit	(41,058)	(41,483)
Total shareholders’ equity	6,834	6,012
Total liabilities and shareholders’ equity	$9,702	$8,691

The accompanying notes are an integral part of these condensed consolidated financial statements.

A.D.A.M., Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Total revenues	$1,934	$2,153	$4,278	$4,261

Operating expenses:
Cost of revenues	411	376	876	661
General and administrative	454	652	825	1,090
Product and content development	339	660	843	1,315
Sales and marketing	437	783	960	1,470
Depreciation and amortization	180	252	372	494

Total operating expenses	1,821	2,723	3,876	5,030

Operating income (loss)	113	(570)	402	(769)

Interest income (expense), net	13	20	23	44

Income (loss) before losses from affiliate	126	(550)	425	(725)

Losses from affiliate	—	(13)	—	(68)

Net income (loss)	$126	$(563)	$425	$(793)

Basic net income (loss) per common share	$0.02	$(0.08)	$0.06	$(0.11)

Basic weighted average number of common shares outstanding	7,129	7,438	7,050	7,310

Diluted net income (loss) per common share	$0.02	$(0.08)	$0.05	$(0.11)

Diluted weighted average number of common shares outstanding	7,943	7,438	7,785	7,310

The accompanying notes are an integral part of these condensed consolidated financial statement.

A.D.A.M., Inc.

Condensed Consolidated Statement of Changes in Equity

(In thousands)

(unaudited)

	Common Stock		Additional Paid-in Capital	Common Stock Warrants	Accumulated Deficit	Note Receivable from Shareholder	Total
	Shares	Amount

Balance at December 31, 2002	7,041,384	$70	$47,363	$353	$(41,483)	$(291)	$6,012

Net income	—	—	—	—	425	—	425

Issuance of restricted shares in connection with stock purchase agreement	75,000	1	57	—	—	—	58

Exercise of common stock options	30,000	1	13	—	—	—	14

Sale of common stock under equity purchase agreement	265,353	2	323	—	—	—	325

Balance at June 30, 2003	$7,411,737	$74	$47,756	$353	$(41,058)	$(291)	$6,834

The accompanying notes are an integral part of these condensed consolidated financial statements.

A.D.A.M., Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2003	2002

Net cash provided by operating activities	$1,375	$572

Investing activities
Purchases of property and equipment	(55)	(42)
Proceeds from sale of property and equipment	6	—
Redemption of restricted time deposit	1	61
Repayments on notes receivable	57	59
Software development costs	(126)	(408)
Acquisition and asset purchase, net of cash acquired	—	(98)
Net cash used in investing activities	(117)	(428)

Financing activities
Repayments on capital leases	(13)	(18)
Proceeds from sales of common stock	355	—
Proceeds from exercise of common stock options	14	35
Net cash provided by financing activities	356	17

Increase in cash and cash equivalents	1,614	161
Cash and cash equivalents, beginning of period	2,220	2,878

Cash and cash equivalents, end of period	$3,834	$3,039

Interest paid	$6	$6

The accompanying notes are an integral part of these condensed consolidated financial statements.

A.D.AM., Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

June 30, 2003

1. BUSINESS AND BASIS OF PRESENTATION

Business

A.D.A.M. serves healthcare organizations, medical professionals, health-interested consumers and students as a leading developer of visually engaging health and medical information products. A.D.A.M. products are used for learning about health, wellness, disease, treatments, alternative medicine, nutrition, anatomy and general medical reference in both the healthcare and education markets. A.D.A.M. products contain physician-reviewed text, in-house developed medical graphics and multimedia to create health information that offers a unique “visual learning” experience. Today, A.D.A.M. employs a growing range of media, including Internet, software, CD ROM, television and print to deploy its proprietary content assets and products.

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

Certain amounts in the prior years’ financial statements have been reclassified to conform with the current year presentation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

Operating results for the three and six-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003 or any future period.

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

We expensed stock compensation cost of $0 during the three and six months ended June 30, 2003 and 2002. Had we determined compensation costs using a fair value based methodology at the grant date for our stock options under SFAS 123, our pro forma consolidated net income (loss) would have been as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Net income (loss) as reported	$126	$(563)	$425	$(793)
Deduct total stock-based employee compensation expense determined under fair-value base method	$(234)	$(542)	$(478)	$(1,128)

Pro forma net (loss) income	$(108)	$(1,105)	$(53)	$(1,921)

Basic net income (loss) per share
As reported.	$0.02	$(0.08)	$0.06	$(0.11)
Pro forma	$(0.02)	$(0.15)	$(0.01)	$(0.26)
Diluted net income (loss) per share
As reported	$0.02	$(0.08)	$0.05	$(0.11)
Pro forma	$(0.01)	$(0.15)	$(0.01)	$(0.26)

3. SALE OF RESTRICTED STOCK

On February 15, 2003, we entered into a Restricted Common Stock Purchase Agreement with James T. Atenhan and Victor P. Thompson (each a “Purchaser”) in connection with a consulting agreement with a financial services firm controlled by the Purchasers. Each Purchaser purchased 37,500 shares of our common stock at a purchase price of $.40 per share. The purchase price of our common stock was discounted from the $.78 market price on the date we entered into the agreement. In connection with the sale, we recorded a non-cash deferred transaction charge of $28,500. This non-cash deferred transaction charge is being expensed over the six month service period.

4. COMPREHENSIVE INCOME (LOSS)

Our comprehensive income (loss) for the three and six months ended June 30, 2003 and 2002, as required to be reported by Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 130, was identical to the actual income (loss) reported for those periods.

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

The following table summarizes the allocation of the fair values of the assets acquired and liabilities assumed at the date of acquisition and any subsequent adjustments to the allocation (in thousands):

	Nidus Purchase Price Allocation March 31, 2002	Allocation Adjustment	Nidus Adjusted Purchase Price Allocation June 30, 2003
Current assets	$41		$41
Property and equipment	—		—
Intangible assets	560		560
Goodwill	658	18	676
Total assets acquired	1,259		1,277

Current liabilities	—		—
Deferred revenue	(118)	(18)	(136)
Long-term liabilities	—		—
Total liabilities assumed	(118)		(136)
Net assets acquired	$1,141		$1,141

The following unaudited pro forma financial information reflects the results of operations for the three and six months ended June 30, 2002, as if the Nidus acquisition had occurred on January 1, 2002. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the Nidus acquisition actually taken place on January 1, 2002 and may not be indicative of future operating results. The unaudited pro forma results are summarized as follows (in thousands, except per share amounts):

	Three Months Ended June 30, 2002	Six Months Ended June 30, 2002
Revenues	$2,153	$4,335
Net income (loss)	$(563)	$(828)
Basic net income (loss) per share	$(0.08)	$(0.11)
Diluted net income (loss) per share	$(0.08)	$(0.11)

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

Intangible assets are summarized as follows (in thousands):

	Estimated amortizable lives (years)	June 30, 2003	December 31, 2002

Capitalized software products to be sold, leased or otherwise marketed	2	$2,617	$2,499
Software developed for internal use	3	437	430
Purchased intellectual content	3 - 5	1,279	1,279
Purchased customer contracts	2	333	333

Intangible assets, gross		4,666	4,541

Less accumulated amortization:
Capitalized software products to be sold, leased or otherwise marketed		(2,049)	(1,756)
Software developed for internal use		(154)	(88)
Purchased intellectual content		(642)	(429)
Purchased customer contracts		(255)	(171)

Accumulated amortization		(3,100)	(2,444)

Intangible assets, net		$1,566	$2,097

Amortization expense, which includes the amortization of capitalized software reported in cost of revenues, for the three months ended June 30, 2003 and 2002 was $327,000 and $323,000, respectively. Amortization expense for the six months ended June 30, 2003 and 2002 was $657,000 and $574,000, respectively.

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

In January 2003, the FASB issued SFAS Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 expands upon existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities, and activities of a variable interest entity. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. The adoption of FIN 46 did not have a significant effect on our financial position, results of operations or cash flows.

8. EQUITY PURCHASE AGREEMENT

On May 22, 2002, we entered into a Common Stock Purchase Agreement with Fusion Capital Fund II, LLC. Pursuant to this agreement, Fusion Capital agreed to purchase up to an aggregate of $12,000,000 of our common stock. We have the right to sell up to $15,000 of our common stock per trading day under this agreement unless our stock price equals or exceeds $7.00, in which case the daily amount may be increased at our option. Fusion Capital is not obligated to purchase any shares of our common stock on any trading days that the market price of our common stock is less than $1.00. Since we registered 3,500,000 shares for sale to Fusion Capital pursuant to the agreement, the selling price of our common stock to Fusion Capital will have to average at least $3.43 per share for us to receive the maximum proceeds of $12,000,000 without registering additional shares of common stock, which we have the right but not the obligation to do. Assuming a purchase price of $1.00 per share and the purchase by Fusion Capital of the full 3,500,000 shares under the agreement, proceeds to us would be $3,500,000. If we decided to sell more than the 1,352,100 shares to Fusion Capital (19.99% of our outstanding shares as of May 22, 2002, the date of the agreement, exclusive of the 160,000 shares issued to Fusion Capital as a commitment fee), we would first be required to seek shareholder approval of the agreement in order to be in compliance with Nasdaq rules. We may, but shall be under no obligation to, request our shareholders to approve the transaction contemplated by the agreement. We may terminate the agreement at any time, and Fusion Capital may terminate the agreement at any time after approximately 40 months following the date the purchase obligation under the agreement became effective. During the three and six months ended June 30, 2003, we sold 265,353 shares for $325,000, under this agreement.

9. EARNINGS (LOSS) PER COMMON SHARE

Net income (loss) per share is computed in accordance with SFAS No. 128, “Earnings Per Share.” We compute basic income (loss) per share by dividing net income by the weighted average number of issued common shares for each period. Diluted income (loss) per share is based upon the addition of the effect of common stock equivalents (stock options and warrants) to the denominator of the basic income (loss) per share calculation using the treasury stock method, if their effect is dilutive. The computation of income (loss) per share for the three and six months ended June 30, 2003 and 2002 is as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net income (loss)	$126	$(563)	$425	$(793)
Weighted average common shares outstanding	7,129	7,438	7,050	7,310
Weighted average common shares equivalents (stock options and warrants)	814	—	735	—
Weighted average diluted common shares outstanding	7,943	7,438	7,785	7,310
Net income (loss) per share:
Basic	$0.02	$(0.08)	$0.06	$(0.11)
Diluted	$0.02	$(0.08)	$0.05	$(0.11)

Anti-dilutive stock options and warrants outstanding	2,625	3,004	2,625	3,004

For the three and six months ended June 30, 2002, diluted net loss per share does not differ from basic net loss per share since potential common shares from the exercise of stock options and warrants are all treated as anti-dilutive. We had 2,625,000 options and warrants outstanding which were anti-dilutive for the three and six months ended June 30, 2003 and 3,004,000 options and warrants outstanding which were anti-dilutive for the three and six months ended June 30, 2002.

10. NON-CONSOLIDATED AFFILIATE

We have one non-consolidated affiliate, ThePort Network, Inc. (formerly ThePort.com, Inc.) (“ThePort”). As of June 30, 2003, we had an approximate 35% voting interest in ThePort and this investment was accounted for under the equity method. Our voting interest increased from December 31, 2002 due to our Series B preferred stock investment being converted into common stock at a one-to-five conversion rate. As of June 30, 2003 and December 31, 2002, the carrying value of this investment was $0. We have no future obligations to fund ThePort.

11. RELATED PARTY TRANSACTIONS

Sublease with A.D.A.M Board Member

On April 2, 2001, for a term beginning on January 1, 2001, we signed an 18-month sublease agreement with a company whose Chief Executive Officer is an A.D.A.M. board member. We received 8,333 shares of the tenant’s common stock monthly over the term of the agreement, which ended June 30, 2002. From June 30, 2002 through December 31, 2002, we continued to sublease space to this company on a month-to-month basis for the same monthly consideration. The shares were valued at the fair market value of the rent on the leased space and were recorded on our balance sheet as a long-term asset. As of June 30, 2003 and December 31, 2002, the shares were valued at $0. Additionally, we received warrants to purchase 25,000 common shares of the tenant that became fully exercisable on January 1, 2002. Since December 31, 2002, we have allowed the tenant to occupy this space and have not collected any lease payments. Under the terms of an amendment to the lease agreement, we have the right to require the tenant to vacate the space upon 30 days notice.

Promissory Note with A.D.A.M’S Chief Executive Officer

On May 30, 2001, we received a full-recourse Promissory Note from our Chief Executive Officer for approximately $341,000 for the exercise of 150,000 options at $1.94 per share, which included a $50,000 loan to pay taxes related to the stock exercise. The note earns interest of 6.25% per annum and is due in full on or before May 29, 2006. Part of the note, $291,000, is secured by 150,000 shares of our common stock and is recorded in shareholders’ equity. As of June 30, 2003, approximately $44,000 of interest has been accrued on this note of which $25,000 has been paid, leaving a remaining interest balance of $19,000.

Investment and Sublease with ThePort Network, Inc.

On April 10, 2002, for a term beginning on November 1, 2001, we entered into an 8-month sublease agreement with ThePort Network, Inc. (“ThePort”). We received 14,044 shares of ThePort’s common stock monthly over the term of the agreement, which ended on June 30, 2002. The shares are valued at the fair market value of the rent of the leased space. After the expiration of the sublease on June 30, 2002, we have continued to sublease this space to ThePort on a month-to-month basis for the same monthly consideration.

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

Our Chief Operating Officer served on the Board of Directors of ThePort from December 2001 through August 2002. Our Chief Executive Officer, who currently serves as the Chairman of the Board of Directors of ThePort, has acquired an approximate 10% voting interest in ThePort and holds a convertible note and loans from ThePort in the amount of approximately $861,000 at June 30, 2003. This represents a decrease in ownership from the percentage voting interest held at December 31, 2002, which is due to Series B preferred stock being converted into common stock at a one-to-five conversion rate. Two of our other directors also own equity interests in ThePort.

12. COMMITMENTS

We have entered into certain agreements to license content for services from various unrelated third parties. We also have contractual obligations at June 30, 2003 relating to real estate, capital and operating lease arrangements.

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

Total payments due and estimated under license agreements and real estate, operating and capital leases for the remainder of 2003 and beyond are listed below (in thousands):

	License Agreements	Real Estate Leases	Operating Lease	Capital Lease

2003	$105	$130	$18	$8
2004	210	225	29	15
2005	100	229	3	15
2006	—	234	—	15
2007	—	239	—	11
Thereafter	—	182	—	—

Total future minimum lease payments	$415	$1,239	$50	64

Less - amounts representing interest				(12)

Present value of future minimum lease payments				52

Less - current portion				(11)

				$41

We are party to employment agreements with certain executives which provide for compensation and certain other benefits. The agreements also provide for severance payments under certain circumstances.

13. CONCENTRATIONS

For the three months ended June 30, 2003 and June 30, 2002, one customer accounted for approximately 0% and 28% of revenues, respectively. For the six months ended June 30, 2003 and June 30, 2002, the same customer accounted for approximately 15% and 28% of revenues, respectively. This customer, whose license agreement expired during March 2003, did not renew.

14. INCOME TAXES

No provision for income taxes has been reflected for the three and six months ended June 30, 2003 as we have sufficient net operating loss carry forwards to offset taxable income. As of June 30, 2003, we continue to maintain a valuation allowance against our total net deferred tax asset balance.

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

We and our officers and directors have opposed the plaintiff’s written motion for class certification. A hearing on the motion was held on January 30, 2003, but the Court has not yet ruled. The parties are currently exchanging information during the discovery period. We have reached our retention amount with our directors’ and officers’ (“D & O”) liability insurance provider. Accordingly, the D & O insurance provider has begun advancing the costs of defending this action. We believe that we have meritorious defenses and intend to defend the action vigorously.

We are subject to other legal proceedings and claims that have arisen in the ordinary course of our business; however, we believe that the ultimate resolution of these matters and the shareholders’ lawsuit will not have a material adverse effect on our consolidated financial statements taken as a whole.

16. SUPPLEMENTAL CASH FLOW

Cash and cash equivalents include cash on hand and on deposit and highly liquid investments with an original maturity of three months or less. Cash payments of interest for the three months ended June 30, 2003 and June 30, 2002 include interest of approximately $4,000 and $3,000, respectively. Cash payments of interest for the six months ended June 30, 2003 and June 30, 2002 each include interest of approximately $6,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following information should be read in conjunction with the consolidated financial statements and the notes thereto and in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

We serve healthcare organizations, medical professionals, health-interested consumers and students as a leading developer of visually engaging health and medical information products. Our products are used for learning about health, wellness, disease, treatments, alternative medicine, nutrition, anatomy and general medical reference in both the healthcare and education markets. Our products contain physician-reviewed text, in-house developed medical graphics and multimedia to create health information that offers a unique “visual learning” experience. Today, we employ a growing range of media, including Internet, software, CD ROM, television and print to deploy our proprietary content assets and products.

Our proprietary content and technology assets include:

•                  an illustrated, physician reviewed Health Encyclopedia that covers approximately 3,600 diseases, medical conditions, symptoms, surgeries, nutrition and tests;

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

We believe that pictures are worth a thousand words and that illustrated approaches to explaining complex medical conditions have a significant impact on the way people understand their bodies and medical conditions affecting them. We also believe that our products have an impact on the way patient education is delivered and used in personal health management, prevention, disease management, and after-care applications. We believe we have the potential to capture a significant share of the consumer-patient health education market with our high-quality, medically accurate, visual and text based information—whether it is being distributed over the Internet, as a component of point-of-care applications within the health care system or as printed products that can be sold and disseminated in a variety of ways including subscriptions and “information prescriptions” given during patient-provider contacts.

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

CRITICAL ACCOUNTING POLICIES

Discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the amounts reported in the consolidated financial statements and the accompanying notes. On an ongoing basis, we evaluate our estimates, including those related to product returns, product and content development expenses, bad debts, inventories, intangible assets, income taxes, contingencies and litigation. We base our estimates on experience and on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

We generate revenues mainly in two ways—Internet-based licensing and shipped product sales. Internet revenues consist primarily of license fees that usually consist of an annual, up-front fee that is initially recorded as deferred revenue. This revenue is recognized ratably over the term of the license agreement beginning after delivery has occurred, upon customer acceptance, when we have determined that the fees from the agreement are fixed and determinable and there are no significant returns or acceptance provisions. Product revenues represent the sales of software products and revenues earned under certain royalty agreements. Revenues from product sales are generally recognized at the time title passes to customers, distributors or resellers. Revenues from royalty agreements are recognized as earned based upon performance or product shipment.

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

Goodwill and Intangible Assets

We have recorded goodwill in connection with our acquisition of Integrative Medicine Communications, Inc. (“IMC”) in 2001 and Nidus Information Services, Inc. (“Nidus”) in 2002. In July 2001, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.”

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

The adoption of FIN 44 did not have a material impact on our financial position or results of operations. This interpretation requires variable accounting treatment for options that have been modified from their original terms. Accordingly, compensation cost shall be adjusted for increases or decreases in the intrinsic value of the modified awards in subsequent periods and until the awards have been exercised, forfeited, or expired. As of June 30, 2003, we have 231,438 outstanding options with an exercise price of $5.25 that are considered variable under this interpretation. Because the stock price since the effective date of July 1, 2000 has been below $5.25, we have not recorded any compensation cost related to the repriced options issued on January 14, 1999. Should our stock price climb above $5.25 our operating results will be affected until the stock options are either exercised or forfeited and could adversely affect any reporting period in which the variable accounting is required. Any charges that result from these variable options would be non-cash operating expenses and will be reported on a separate line item.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2003 with the Three Months Ended June 30, 2002

Revenues

	Three Months Ended June 30,		$ Change	% Change	2003 % of Total Rev	2002 % of Total Rev
	2003	2002

Healthcare	$1,129	$787	$342	43.5%	58.4%	36.6%
Internet	$450	$1,005	$(555)	-55.2%	23.3%	46.7%
Education	$351	$358	$(7)	-2.0%	18.1%	16.6%
Other	$4	$3	$1	33.3%	0.2%	0.1%
Total Net Revenues	$1,934	$2,153	$(219)	-10.2%	100.0%	100.0%

Total revenues decreased $219,000, or 10.2%, to $1,934,000 for the three months ended June 30, 2003 compared to $2,153,000 for the three months ended June 30, 2002.

Revenues from the healthcare market increased $342,000, or 43.5%, to $1,129,000 for the three months ended June 30, 2003 compared to $787,000 for the three months ended June 30, 2002. The healthcare market includes the healthcare provider market, the health insurance and managed care market, and the pharmaceutical/biotech/medical device market. We are well positioned in the market as the demand for health information grows and as content becomes an increasingly important driver for business growth within the healthcare industry. We have also undertaken technological initiatives to enable our content products to be used in broader applications within the healthcare industry such as electronic medical records and other point-of-care applications. These two factors and our continuing efforts to expand our presence in the healthcare market contributed to the increase in healthcare market revenues during the three months ended June 30, 2003. As a percent of total revenues, revenues from the healthcare market increased to 58.4% for the three months ended June 30, 2003 compared to 36.6% for the three months ended June 30, 2002.

Revenues from the Internet market decreased $555,000, or 55.2%, to $450,000 for the three months ended June 30, 2003 compared to $1,005,000 for the three months ended June 30, 2002. The Internet market includes Internet portals and large media-related web sites that host a variety of consumer-oriented content and services. The decrease in our Internet revenues was primarily due to the expiration of our largest customer’s license agreement during the first quarter of 2003 which accounted for approximately 28% of revenues during the three months ended June 30, 2002. The termination of this agreement will impact our revenues for future quarters during 2003; however, we have taken steps to reduce expenses, such as headcount reductions and reductions in our office lease expenses to compensate for this loss of revenue. This decrease was offset by the recognition of $74,000 of revenue from the IMC Consult Newsletter for the three months ended June 30, 2003. During the fourth quarter of 2002, we transferred to a company that publishes another newsletter all of our rights under subscription agreements relating to the IMC newsletter commencing with the January 2003 issue. According to the terms of the agreement, we agreed to be responsible for all refunds requested by IMC customers during the six months ended June 30, 2003. As of June 30, 2003, we have $62,000 of deferred IMC Consult revenue to offset any refunds or liabilities that may arise after the six months ended June 30, 2003. As a percent of total revenues, revenues from the Internet market decreased to 23.3% for the three months ended June 30, 2003 compared to 46.7% for the three months ended June 30, 2002.

Revenues from the education market decreased $7,000, or 2.0%, to $351,000 for the three months ended June 30, 2003 compared to $358,000 for the three months ended June 30, 2002. The education market revenues consist primarily of CD ROM product sales. The decrease in our education market revenues was primarily associated with a $87,000 decrease in sales of our online subscription products. This decrease was offset by a $76,000 increase in sales of CD ROM based product sales. As a percent of total revenues, revenues from the education market increased to 18.1% for the three months ended June 30, 2003 compared to 16.6% for the three months ended June 30, 2002.

Operating Expenses

	Three Months Ended June 30,		$ Change	% Change	2003 % of Total Rev	2002 % of Total Rev
	2003	2002

Costs of Goods Sold	$411	$376	$35	9.3%	21.3%	17.5%
General and Administration	$454	$652	$(198)	-30.4%	23.5%	30.3%
Production	$339	$660	$(321)	-48.6%	17.5%	30.7%
Sales and Marketing	$437	$783	$(346)	-44.2%	22.6%	36.4%
Depreciation and Amortization	$180	$252	$(72)	-28.6%	9.3%	11.7%
Total Operating Expenses	$1,821	$2,723	$(902)	-33.1%	94.2%	126.5%

Cost of revenues increased $35,000, or 9.3%, to $411,000 for the three months ended June 30, 2003 compared to $376,000 for the three months ended June 30, 2002. Cost of revenues includes shipped product components, packaging and shipping costs, newsletter printing costs, distribution license fees, royalties and amortization of capitalized software development costs. This increase was primarily the result of a $4,000 increase in software amortization due to the creation of new products and a $76,000 increase in distribution license fees from the sales of our Spanish language products and the sales of our third party licensing agreement products. This increase was offset by a $15,000 decrease in our IMC cost of goods sold due to the transfer of subscription rights of the IMC newsletter to another publisher and a $30,000 decrease in fees for updates and printing expenses relating to our Nidus content. As a percent of total revenues, cost of revenues increased to 21.3% for the three months ended June

30, 2003 compared to 17.5% for the three months ended June 30, 2002.

General and administrative expenses decreased $198,000, or 30.4%, to $454,000 for the three months ended June 30, 2003 from $652,000 for the three months ended June 30, 2002. This decrease was primarily attributable to a $82,000 decrease in legal fees pertaining to our outstanding lawsuit, a $39,000 decrease in our rent expense due to the new lease for the Atlanta office, a $25,000 decrease in administration costs due to the closing of the IMC office located in Boston during 2003, a $25,000 decrease in taxes and licenses expense, and a $65,000 decrease in salaries and overall general and administration expenses due to headcount reductions during 2002 and management’s continuing cost reduction measures. This decrease was offset by a $32,000 increase in fees associated with our SEC filings and a $6,000 increase in general insurance rates. As a percent of total revenues, general and administrative expenses decreased to 23.5% for the three months ended June 30, 2003 compared to 30.3% for the three months ended June 30, 2002.

Product and content development expenses decreased $321,000, or 48.6%, to $339,000 for the three months ended June 30, 2003 from $660,000 for the three months ended June 30, 2002. This decrease was primarily attributable to a $203,000 decrease in salary expense due to reductions in headcount during 2002, a $118,000 decrease in consulting expenses, and a $115,000 decrease in editorial expenses and overall product and content development expense.  This decrease was offset by a $115,000 decrease in capitalized expenses of internally developed products. As a percent of total revenues, product development expenses decreased to 17.5% for the three months ended June 30, 2003 compared to 30.7% for the three months ended June 30, 2002.

Sales and marketing expenses decreased $346,000, or 44.2%, to $437,000 for the three months ended June 30, 2003 from $783,000 for the three months ended June 30, 2002. This decrease was primarily attributable to a $181,000 decrease in salary expense due to headcount reductions during 2002, a $118,000 decrease in overall sales and marketing expenses, a $38,000 decrease in travel expenses, and a $33,000 decrease in trade show expenses. This decrease was offset by a $24,000 increase in commissions and bonuses. As a percent of total revenues, sales and marketing expenses decreased to 22.6% for the three months ended June 30, 2003 compared to 36.4% for the three months ended June 30, 2002.

Depreciation and amortization expenses decreased $72,000, or 28.6%, to $180,000 for the three months ended June 30, 2003 from $252,000 for the three months ended June 30, 2002. This decrease was primarily attributable to a $74,000 decrease in depreciation of assets. As a percent of total revenues, depreciation and amortization expenses decreased to 9.3% for the three months ended June 30, 2003 compared to 11.7% for the three months ended June 30, 2002.

As a result of the factors described above, operating profit increased $683,000 to $113,000 for the three months ended June 30, 2003 compared to an operating loss of $570,000 for the three months ended June 30, 2002.

Other Expenses and Income

Interest income, net, decreased $7,000, or 35.0%, to $13,000 for the three months ended June 30, 2003, as compared to $20,000 for the three months ended June 30, 2002. This net decrease was primarily attributable to an $8,000 decrease in interest income related to a note receivable outstanding during the three months ended June 30, 2002.

For the three months ended June 30, 2003 and 2002, respectively, no provision has been estimated for income taxes.  We had sufficient net operating loss carry forwards to offset regular taxable income. As of June 30, 2003, we continue to maintain a valuation allowance against our total net deferred tax asset balance.

The results of operations of ThePort have been accounted for as an equity investment and accordingly, we recorded our share of ThePort’s results of operations in our consolidated financial statements. We recorded our share of ThePort’s losses of approximately $0 and $13,000 for the three months ended June 30, 2003 and June 30, 2002, respectively. At June 30, 2003, the carrying value of this investment was approximately $0.

As a result of the above, we had a net income of $126,000 for the three months ended June 30, 2003 compared to a net loss of $563,000 for the three months ended June 30, 2002.

Comparison of the Six Months Ended June 30, 2003 with the Six Months Ended June 30, 2002

Revenues

	Six Months Ended June 30,				2003 % of Total Rev	2002 % of Total Rev
	2003	2002	$ Change	% Change

Healthcare	$2,218	$1,316	$902	68.5%	51.8%	30.9%
Internet	$1,439	$2,220	$(781)	-35.2%	33.6%	52.1%
Education	$614	$718	$(104)	-14.5%	14.4%	16.9%
Other	$7	$7	$—	0.0%	0.2%	0.1%
Total Net Revenues	$4,278	$4,261	$17	0.4%	100.0%	100.0%

Total revenues increased $17,000, or 0.4%, to $4,278,000 for the six months ended June 30, 2003 compared to $4,261,000 for the six months ended June 30, 2002.

Revenues from the healthcare market increased $902,000, or 68.5%, to $2,218,000 for the six months ended June 30, 2003 compared to $1,316,000 for the six months ended June 30, 2002. We are well positioned in the market as the demand for health information grows and as content becomes an increasingly important driver for business growth within the healthcare industry. We have also undertaken technological initiatives to enable our content products to be used in broader applications within the healthcare industry such as electronic medical records and other point-of-care applications. These two factors and our continuing efforts to expand our presence in the healthcare market contributed to the increase in healthcare market revenues during the six months ended June 30, 2003. As a percent of total revenues, revenues from the healthcare market increased to 51.8% for the six months ended June 30, 2003 compared to 30.9% for the six months ended June 30, 2002.

Revenues from the Internet market decreased $781,000, or 35.2%, to $1,439,000 for the six months ended June 30, 2003 compared to $2,220,000 for the six months ended June 30, 2002. The decrease in our Internet revenues was primarily due to the expiration of our largest customer’s license agreement during the first quarter of 2003 which accounted for approximately 15% and 28%, respectively, of revenues during the six months ended June 30, 2003 and 2002. This decrease was offset by the recognition of $74,000 of revenue from the IMC Consult Newsletter for the six months ended June 30, 2003, as described above. As a percent of total revenues, revenues from the Internet market decreased to 33.6% for the six months ended June 30, 2003 compared to 52.1% for the six months ended June 30, 2002.

Revenues from the education market decreased $104,000, or 14.5%, to $614,000 for the six months ended June 30, 2003 compared to $718,000 for the six months ended June 30, 2002. The decrease in our education market revenues was primarily associated with a $108,000 decrease in sales of our online subscription products. This decrease was offset by a $4,000 increase in sales of CD ROM based product sales. As a percent of total revenues, revenues from the education market decreased to 14.4% for the six months ended June 30, 2003 compared to 16.9% for the six months ended June 30, 2002.

Operating Expenses

	Six Months Ended June 30,				2003 % of Total Rev	2002 % of Total Rev
	2003	2002	$ Change	% Change

Costs of Goods Sold	$876	$661	$215	32.5%	20.5%	15.5%
General and Administration	$825	$1,090	$(265)	-24.3%	19.3%	25.6%
Production	$843	$1,315	$(472)	-35.9%	19.7%	30.9%
Sales and Marketing	$960	$1,470	$(510)	-34.7%	22.4%	34.5%
Depreciation and Amortization	$372	$494	$(122)	-24.7%	8.7%	11.6%
Total Operating Expenses	$3,876	$5,030	$(1,154)	-22.9%	90.6%	118.1%

Cost of revenues increased $215,000, or 32.5%, to $876,000 for the six months ended June 30, 2003 compared to $661,000 for the six months ended June 30, 2002. This increase was primarily the result of a $58,000 increase in software amortization due to the creation of new products and a $210,000 increase in distribution license fees from the sales of our Spanish language products and the sales of our third party licensing agreement products. This increase was offset by a $24,000 decrease in our IMC cost of goods sold due to the transfer of subscription rights of the IMC newsletter to another publisher, a $27,000 decrease in cost of goods sold related to our CD ROM products, and a $11,000 decrease in fees for updates and printing expenses relating to our Well-Connected content. As a percent of total revenues, cost of revenues increased to 20.5% for the six months ended June 30, 2003 compared to 15.5% for the six months ended June 30, 2002.

General and administrative expenses decreased $265,000, or 24.3%, to $825,000 for the six months ended June 30, 2003 from $1,090,000 for the six months ended June 30, 2002. This decrease was primarily attributable to a $98,000 decrease in legal fees pertaining to the outstanding lawsuit, a $70,000 decrease in our rent expense due to the new lease for the Atlanta office, a $68,000 decrease in administration costs due to the closing of the IMC office located in Boston during 2003, a $25,000 decrease in bad debt expense, a $20,000 decrease in taxes and licenses expense, a $65,000 decrease in salaries and overall general and administration costs due to headcount reductions during 2002, and management’s continuing cost reduction measures. This decrease was offset by a $55,000 increase in fees associated with our SEC filings and fees to NASDAQ and a $26,000 increase in general insurance rates. As a percent of total revenues, general and administrative costs decreased to 19.3% for the six months ended June 30, 2003 compared to 25.6% for the six months ended June 30, 2002.

Product and content development expenses decreased $472,000, or 35.9%, to $843,000 for the six months ended June 30, 2003 from $1,315,000 for the six months ended June 30, 2002. This decrease was primarily attributable to a $373,000 decrease in salary expense due to reductions in headcount during 2002, a $189,000 decrease in consulting expenses, a $175,000 decrease in overall product and content development expenses, and a $18,000 decrease in third party software licenses expense. This decrease was offset by a $283,000 decrease in capitalized expenses of internally developed products. As a percent of total revenues, product development expenses decreased to 19.7% for the six months ended June 30, 2003 compared to 30.9% for the six months ended June 30, 2002.

Sales and marketing expenses decreased $510,000, or 34.7%, to $960,000 for the six months ended June 30, 2003 from $1,470,000 for the six months ended June 30, 2002. This decrease was primarily attributable to a $380,000 decrease in salary expense due to headcount reductions during 2002, a $63,000 decrease in overall sales and marketing expenses, a $42,000 decrease in travel expenses, and a $73,000 decrease in trade show expenses. This decrease was offset by a $48,000 increase in commissions and bonuses. As a percent of total revenues, sales and marketing expenses decreased to 22.4% for the six months ended June 30, 2003 compared to 34.5% for the six months ended June 30, 2002.

Depreciation and amortization expenses decreased $122,000, or 24.7%, to $372,000 for the six months ended June 30, 2003 from $494,000 for the six months ended June 30, 2002. This decrease was primarily attributable to a $149,000 decrease in depreciation of assets offset by a $27,000 increase in the amortization of purchased intellectual content and purchased customer contracts in connection with the acquisition of Nidus. As a percent of total revenues, depreciation and amortization expenses decreased to 8.7% for the six months ended June 30, 2003 compared to 11.6% for the six months ended June 30, 2002.

As a result of the factors described above, operating profit increased $1,171,000 to $402,000 for the six months ended June 30, 2003 compared to an operating loss of $769,000 for the six months ended June 30, 2002.

Other Expenses and Income

Interest income, net, decreased $21,000, or 47.7%, to $23,000 for the six months ended June 30, 2003, as compared to $44,000 for the six months ended June 30, 2002. This net decrease was primarily attributable to a $22,000 decrease in interest income related to a note receivable outstanding during the six months ended June 30, 2002.

For the six months ended June 30, 2003 and 2002, respectively, no provision has been estimated for income taxes.  We had sufficient net operating loss carry forwards to offset regular taxable income. As of June 30, 2003, we continue to maintain a valuation allowance against our total net deferred tax asset balance.

The results of operations of ThePort have been accounted for as an equity investment and accordingly, we recorded our share of ThePort’s results of operations in our consolidated financial statements. We recorded our share of ThePort’s losses of approximately $0 and $68,000 for the six months ended June 30, 2003 and June 30, 2002, respectively. At June 30, 2003, the carrying value of this investment was approximately $0.

As a result of the above, we had a net income of $425,000 for the six months ended June 30, 2003 compared to a net loss of $793,000 for the six months ended June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2003, we had cash and cash equivalents of $3,834,000 and working capital of $2,584,000.

Cash provided by operating activities was $1,375,000 during the six months ended June 30, 2003 as compared to cash provided of $572,000 during the six months ended June 30, 2002. This increase in cash provided was due primarily to decreases in accounts receivable, accrued expenses and depreciation expense, and increases in prepaid expenses and deferred revenue.

Cash used by investing activities was $117,000 during the six months ended June 30, 2003 as compared to cash used of $428,000 during the six months ended June 30, 2002. This decrease in cash used was due primarily to a decrease in software development costs during 2003 and for acquisition activity during the three months ended March 31, 2002.

Cash provided by financing activities increased to $356,000 during the six months ended June 30, 2003 compared to $17,000 during the six months ended June 30, 2002. Cash provided by financing activities consisted of proceeds from the sale of common stock, the exercise of common stock options and from repayments on capital leases.

We also use working capital to finance ongoing operations, fund the development and introduction of new business strategies and internally developed software, acquire complementary businesses and acquire capital equipment.

On February 15, 2003, we entered into a Restricted Common Stock Purchase Agreement with James T. Atenhan and Victor P. Thompson (each a “Purchaser”) in connection with a consulting agreement with a financial services firm controlled by the Purchasers. Each Purchaser purchased 37,500 shares of our common stock at a purchase price of $.40 per share. The purchase price of our common stock was discounted from the $.78 market price on the date we entered into the agreement. In connection with the sale, we recorded a non-cash deferred transaction charge of $28,500. This non-cash deferred transaction charge is being expensed over the six month service period.

On May 22, 2002, we entered into a Common Stock Purchase Agreement with Fusion Capital Fund II, LLC. Pursuant to this agreement, Fusion Capital agreed to purchase up to an aggregate of $12,000,000 of our common stock. We have the right to sell up to $15,000 of our common stock per trading day under this agreement unless our stock price equals or exceeds $7.00, in which case the daily amount may be increased at our option. Fusion Capital is not obligated to purchase any shares of our common stock on any trading days that the market price of our common stock is less than $1.00. Since we registered 3,500,000 shares for sale to Fusion Capital pursuant to the agreement, the selling price of our common stock to Fusion Capital will have to average at least $3.43 per share for us to receive the maximum proceeds of $12,000,000 without registering additional shares of common stock, which we have the right but not the obligation to do. Assuming a purchase price of $1.00 per share and the purchase by Fusion Capital of the full 3,500,000 shares under the agreement, proceeds to us would be $3,500,000. If we decided to sell more than the 1,352,100 shares to Fusion Capital (19.99% of our outstanding shares as of May 22, 2002, the date of the agreement, exclusive of the 160,000 shares issued to Fusion Capital as a commitment fee), we would first be required to seek shareholder approval of the agreement in order to be in compliance with Nasdaq rules. We may, but shall be under no obligation to, request our shareholders to approve the transaction contemplated by the agreement. We may terminate the agreement at any time, and Fusion Capital may terminate the agreement at any time after approximately 40 months following the date the purchase obligation under the agreement became effective. During the six months ended June 30, 2003, we sold 265,353 shares for $325,000, under this Common Stock Purchase Agreement.

During 2002 and 2001, we acquired additional preferred stock interests in ThePort, for $250,000 and $275,000 in cash, respectively. During 2002, we also accepted 196,616 shares of common stock of ThePort valued at approximately $49,000 pursuant to the sublease agreement ThePort signed with us (see paragraph below). As of June 30, 2003, we have an approximate 35% voting interest in ThePort. Our voting interest increased from December 31, 2002 due to our Series B preferred stock investment being converted into common stock at a one-to-five conversion rate. As of June 30, 2003 and December 31, 2002, the carrying value of this investment was $0. We have no future obligations to fund ThePort.

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

On May 30, 2001, we received a full-recourse Promissory Note from our Chief Executive Officer for approximately $341,000 for the exercise of 150,000 options at $1.94 per share. The note accrues interest at the rate of 6.25% per annum and is due in full on or before May 29, 2006. Part of the note, $291,000, is secured by 150,000 shares of our common stock and is reflected as shareholders’ equity. As of June 30, 2003, approximately $44,000 of interest has been accrued on this note of which $25,000 has been paid, leaving a remaining interest balance of $19,000.

We have also entered into certain agreements to license content for our services from various unrelated third parties. We also have contractual obligations at June 30, 2003 relating to real estate, capital and operating lease arrangements.

Total payments due and estimated under license agreements and real estate, operating and capital leases for the remainder of 2003 and beyond are listed below:

Year	License Agreements	Real Estate Leases	Operating Leases	Capital Leases	Total

2003	$105,000	$130,000	$18,000	$8,000	$261,000
2004	210,000	225,000	29,000	15,000	$479,000
2005	100,000	229,000	3,000	15,000	$347,000
2006	—	234,000	—	15,000	$249,000
2007	—	239,000	—	11,000	$250,000
Thereafter	—	182,000	—	—	$182,000
	$415,000	$1,239,000	$50,000	$64,000	$1,768,000

Management believes that cash on hand, together with anticipated cash flows from operations, will be sufficient to meet our working capital needs through December 31, 2003. However, we may be required to raise additional funds in order to accelerate development of new and existing services and products, to respond to competitive pressures or to possibly acquire complementary products, businesses or technologies. There can be no assurance that any required additional financing will be available on terms favorable to us, or at all. If additional funds are raised by the issuance of equity securities, our shareholders would experience dilution of their ownership interest and these securities may have rights senior to those of the holders of the common stock. If additional funds are raised by the issuance of debt securities, we may be subject to certain limitations on our operations, including limitations on the payment of dividends. If adequate funds are not available or not available on acceptable terms, we may be unable to take advantage of acquisition opportunities, develop or enhance services or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

In addition to other factors addressed elsewhere in this report, the following are certain of the factors that could cause our actual results to differ materially from the expected results described in our forward-looking statements:

•                    Although we reported net income for the three and six months ended June 30, 2003, we have incurred substantial losses in the past.  We experienced losses of $1,530,000 in 2002, income of $1,597,000 in 2001 and losses of $7,854,000 in 2000. We cannot offer any assurance that we will be able to sustain profitability in the future.

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

•                    The healthcare information market is rapidly evolving and subject to rapid technological change. Certain companies could enter this market that could be larger and more established than we are. These competitors could have advantages over us because of their longer operating histories, greater name recognition, or greater financial, technical and marketing resources. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. They could also devote greater resources to the promotion and sale of their products or services. Furthermore, mergers and acquisitions among other companies could intensify our existing competition or create new competitors.

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

•                    We have adopted certain anti-takeover provisions that may deter a takeover. Our articles of incorporation and bylaws contain provisions that may deter a takeover, including a takeover on terms that many of our shareholders might consider favorable, such as: the authority of our board of directors to issue common stock and preferred stock and to determine the price, rights (including voting rights), preferences, privileges and restrictions of each series of preferred stock, without any vote or action by our shareholders; the existence of large amounts of authorized but unissued common stock and preferred stock; staggered, three-year terms for our board of directors; and advance notice requirements for board of directors nominations and for shareholder proposals. The rights and preferences of any series of preferred stock could include a preference over the common stock on the distribution of our assets upon a liquidation or sale of our company, preferential dividends, redemption rights, the right to elect one or more directors and other voting rights. The rights of the holders of any series of preferred stock that may be issued in the future may adversely affect the rights of the holders of the common stock. We have no current plans to issue preferred stock. In addition, certain provisions of Georgia law and our stock option plan may also discourage, delay or prevent a change in control of our company or unsolicited acquisition proposals.

•                    A significant number of unissued shares are available for future sale and could adversely affect the market price of our common stock. If our shareholders, option holders, or warrant holders exercise their rights to sell substantial amounts of our common shares in the public market, the market price of our common stock could fall. Given the unpredictable transaction volumes for our common stock, the sale of a significant amount of these shares at any given time could cause the market price of our common stock to decline or otherwise be highly volatile. Such sales could also make it more difficult for us to sell equity or equity-related securities in the future at a time and price when we deem conditions to be more favorable.

•                    Our principal shareholders have substantial influence and their interest may differ from those of our remaining shareholders. As of April 15, 2003, our executive officers, directors and persons who beneficially own more than 5% of our outstanding common stock controlled approximately 28.2% of the combined outstanding voting power of our common stock. As a result, these holders exert substantial influence with respect to all matters submitted to a vote of holders of common stock, including election of our directors. If our remaining shareholders have interests that differ from these holders, their needs may not be met.

•                    Our Stock Purchase Agreement with Fusion Capital Fund II, LLC may result in significant dilution of our other shareholders. On May 22, 2002, we entered into a Common Stock Purchase Agreement with Fusion Capital Fund II, LLC. Pursuant to this agreement, Fusion Capital has agreed to purchase up to an aggregate of $12,000,000 of our common stock. We have the right to sell up to $15,000 of common stock per trading day under this agreement with Fusion Capital unless our stock price equals or exceeds $7.00, in which case the daily amount may be increased at our option. Fusion Capital is not be obligated to purchase any shares of our common stock on any trading days that the market price of our common stock is less than $1.00. Sales of our common stock under this agreement would dilute the ownership of shareholders other than Fusion Capital Fund II, LLC.  As of June 30, 2003, we have sold 265,353 shares for $325,000 under this Common Stock Purchase Agreement.

ITEM 3. CONTROLS AND PROCEDURES

Our Chief Executive Officer and acting principal financial officer have evaluated our disclosure controls and procedures as of the end of the period covered by this filing, and they concluded that these controls and procedures are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation.

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

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our 2002 Annual Meeting of Shareholders on June 5, 2003. The following items were voted upon and the results of the voting were as follows:

(a)                                  To elect one director, Dr. Francis J. Tedesco, to serve on our Board of Directors, to serve for a term of three years, expiring at the 2006 Annual Meeting of Shareholders, and until his successor is elected and qualified. There were 5,963,473 votes for and 108,089 votes opposed for Dr. Tedesco. Directors remaining in office are Mr. Robert S. Cramer, Mr. John W. McClaughtery, Dr. Mark Kishel, and Mr. Daniel S. Howe.

(b)                                 To ratify the appointment of PricewaterhouseCoopers LLP as our independent auditors for the fiscal year ending December 31, 2003. The votes of the shareholders to ratify PricewaterhouseCoopers LLP as our independent auditors were as follows: 6,006,428 votes for, 61,505 votes opposed, and 3,629 votes abstained.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

The following exhibits are filed with this report:

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

During the three months ended June 30, 2003, we filed a Form 8-K regarding the press release to announce first quarter results for 2003 on May 6, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A.D.A.M., Inc.
(Registrant)

By:	/s/ ROBERT S. CRAMER, JR.
Robert S. Cramer, Jr.
Chairman of the Board and Chief Executive Officer

By:	/s/ KEVIN S. NOLAND
Kevin S. Noland
Chief Operating Officer and Corporate Secretary (acting principal financial and accounting officer)

Date: August 14, 2003

EXHIBIT INDEX

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.