Form 10QSB
period 2003-09-30
ADAM INC
filed 2003-11-14
CIK 863650

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

As of November 14, 2003 there were 7,710,728 shares of the Registrant’s Common Stock, par value $.01 per share, outstanding (excluding shares held in treasury by the Registrant).

Transitional Small Business Disclosure Format. YES  ☐   NO  ☒

A.D.A.M., Inc.

Index

Form 10-QSB for the Quarter Ended September 30, 2003

PART I:   FINANCIAL INFORMATION

ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.D.A.M., Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	September 30, 2003	December 31, 2002
	(unaudited)	(audited)
Assets

Current assets:
Cash and cash equivalents	$4,540	$2,220
Accounts receivable (net of allowances of $115 and $122, respectively)	742	1,288
Inventories, net	68	84
Interest bearing note receivable	50	—
Non-interest bearing note receivable (net of unamortized discount of $0 and $1, respectively)	—	34
Prepaids and other assets	312	212
Total current assets	5,712	3,838

Property and equipment, net	208	226
Intangible assets, net	1,617	2,249
Goodwill	2,043	2,043
Restricted time deposits	256	257
Note receivable from related party	54	78
Total assets	$9,890	$8,691

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$536	$697
Deferred revenue	2,177	1,916
Current portion of capital lease obligations	11	19
Total current liabilities	2,724	2,632

Capital lease obligations (net of current portion)	39	47
Total liabilities	2,763	2,679

Shareholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized; no shares isued and outstanding
Common stock, $.01 par value; 20,000,000 authorized; 7,532,950 and 7,041,384 shares issued and outstanding, respectively	75	70
Common stock warrants	353	353
Additional paid-in capital	48,030	47,363
Note receivable from shareholder	(291)	(291)
Deferred compensation for services	(68)	—
Accumulated deficit	(40,972)	(41,483)
Total shareholders’ equity	7,127	6,012
Total liabilities and shareholders’ equity	$9,890	$8,691

The accompanying notes are an integral part of these condensed consolidated financial statements.

A.D.A.M., Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Total revenues	$1,873	$2,283	$6,151	$6,543

Operating expenses:
Cost of revenues	420	360	1,296	1,021
General and administrative	487	636	1,312	1,727
Product and content development	281	592	1,124	1,906
Sales and marketing	392	793	1,353	2,262
Depreciation and amortization	217	220	588	714

Total operating expenses	1,797	2,601	5,673	7,630

Operating income (loss)	76	(318)	478	(1,087)

Interest income (expense), net	10	10	33	53

Income (loss) before losses from affiliate	86	(308)	511	(1,034)

Losses from affiliate	—	(111)	—	(179)

Net income (loss)	$86	$(419)	$511	$(1,213)

Basic net income (loss) per common share	$0.01	$(0.06)	$0.07	$(0.17)

Basic weighted average number of common shares outstanding	7,421	6,975	7,163	7,194

Diluted net income (loss) per common share	$0.01	$(0.06)	$0.06	$(0.17)

Diluted weighted average number of common shares outstanding	8,325	6,975	7,973	7,194

The accompanying notes are an integral part of these condensed consolidated financial statement.

A.D.A.M., Inc.

Condensed Consolidated Statement of Changes in Shareholders’ Equity

(In thousands)

(unaudited)

	Common Stock		Additional Paid-in Capital	Common Stock Warrants	Accumulated Deficit	Note Receivable from Shareholder	Deferred Compensation for Services	Total
	Shares	Amount

Balance at December 31, 2002	7,041,384	$70	$47,363	$353	$(41,483)	$(291)	$—	6,012

Net income	—	—	—	—	511	—	—	511

Issuance of restricted shares and related deferred compensation in connection with stock purchase agreement for services.	75,000	1	132	—	—	—	(68)	65

Exercise of common stock options	30,000	1	13	—	—	—	—	14

Sale of common stock under equity purchase agreement	386,566	3	522	—	—	—	—	525

Balance at September 30, 2003	$7,532,950	$75	$48,030	$353	$(40,972)	$(291)	$(68)	$7,127

The accompanying notes are an integral part of these condensed consolidated financial statements.

A.D.A.M., Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2003	2002

Net cash provided by operating activities	$2,146	$331

Investing activities
Purchases of property and equipment	(89)	(48)
Proceeds from sale of property and equipment	7	2
Redemption of restricted time deposit	1	228
Repayments on notes receivable	74	97
Software development costs	(371)	(582)
Investment in affiliate	—	(250)
Acquisition and asset purchase, net of cash acquired	—	(94)
Net cash used in investing activities	(378)	(647)

Financing activities
Repayments on capital leases	(17)	(25)
Proceeds from sales of common stock	555	—
Repurchase of common stock	—	(717)
Proceeds from exercise of common stock options	14	35
Net cash provided by financing activities	552	(707)

Increase in cash and cash equivalents	2,320	(1,023)
Cash and cash equivalents, beginning of period	2,220	2,878

Cash and cash equivalents, end of period	$4,540	$1,855

Interest paid	$6	$7

The accompanying notes are an integral part of these condensed consolidated financial statements.

A.D.AM., Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

September 30, 2003

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

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information, the general instructions to Form 10-QSB and Article 10 of Regulation S-X of the SEC. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. These interim financial statements should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

Certain amounts in the prior years’ financial statements have been reclassified to conform with the current year presentation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003 or any future period.

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

We did not expense any stock option compensation cost during the three or nine months ended September 30, 2003 and 2002. Had we determined compensation costs using a fair value based methodology at the grant date for our stock options under SFAS 123, our pro forma consolidated net income (loss) would have been as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002

Net income (loss) as reported	$86	$(419)	$511	$(1,213)
Deduct total stock-based employee compensation expense determined under fair-value base method	$(213)	$(388)	$(691)	$(1,516)

Pro forma net (loss) income	$(127)	$(807)	$(180)	$(2,729)

Basic net income (loss) per share
As reported	$0.01	$(0.06)	$0.07	$(0.17)
Pro forma	$(0.02)	$(0.12)	$(0.03)	$(0.38)
Diluted net income (loss) per share
As reported	$0.01	$(0.06)	$0.06	$(0.17)
Pro forma	$(0.02)	$(0.12)	$(0.03)	$(0.38)

3. CONSULTING AGREEMENT

On February 15, 2003, we entered into a Restricted Common Stock Purchase Agreement with James T. Atenhan and Victor P. Thompson (each a “Purchaser”) in connection with a consulting agreement with a financial services firm controlled by the Purchasers. Each Purchaser purchased 37,500 shares of our common stock at a purchase price of $.40 per share. The purchase price of our common stock was discounted from the $.78 market price on the date we entered into the agreement. In connection with the sale, we recorded deferred compensation for services of $28,500. This deferred compensation was expensed over the six-month service period.

On August 1, 2003, we entered into a second Restricted Common Stock Purchase Agreement with the Purchasers in connection with a twelve-month extension of the consulting contract. Each Purchaser has agreed to purchase 38,889 shares of our common stock at a purchase price of $.90 per share. The purchase price of our common stock is discounted from the $1.86 market price on the date we entered into the agreement. In connection with the sale, we recorded deferred compensation for services of $74,667. As of September 30, 2003, the shares had not been issued in connection with the agreement. This deferred compensation will be expensed over the twelve-month service period beginning September 1, 2003.

4. COMPREHENSIVE INCOME (LOSS)

Our comprehensive income (loss) for the three and nine months ended September 30, 2003 and 2002, as required to be reported by Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 130, was identical to the actual income (loss) reported for those periods.

5. ACQUISITION OF NIDUS INFORMATION SERVICES, INC.

In February 2002, we acquired 100% of the outstanding common stock of Nidus Information Services, Inc. (“Nidus”) in exchange for 260,000 shares of our common stock. Nidus was a privately held provider of in-depth patient education reports on common health conditions and diseases.

In accordance with SFAS 141, the total purchase price was allocated to the net tangible assets and intangible assets, including goodwill, acquired based on the estimated fair value at the date of acquisition. The results of Nidus’ operations have been included in our consolidated financial statements since February 14, 2002.

The following table summarizes the allocation of the fair values of the assets acquired and liabilities assumed at the date of acquisition and any subsequent adjustments to the allocation (in thousands):

	Nidus Purchase Price Allocation March 31, 2002	Allocation Adjustment	Nidus Adjusted Purchase Price Allocation September 30, 2003

Current assets	$41		$41
Property and equipment	—		—
Intangible assets	560		560
Goodwill	658	18	676
Total assets acquired	1,259		1,277

Current liabilities	—		—
Deferred revenue	(118)	(18)	(136)
Long-term liabilities	—		—
Total liabilities assumed	(118)		(136)

Net assets acquired	$1,141		$1,141

The following unaudited pro forma financial information reflects our results of operations for the three and nine months ended September 30, 2002, as if the Nidus acquisition had occurred on January 1, 2002. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the Nidus acquisition actually taken place on January 1, 2002 and may not be indicative of future operating results. The unaudited pro forma results are summarized as follows (in thousands, except per share amounts):

	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2002

Revenues	$2,283	$6,605
Net loss	$(419)	$(1,294)
Basic net loss per share	$(0.06)	$(0.18)
Diluted net loss per share	$(0.06)	$(0.18)

6. INTANGIBLE ASSETS

Intangible assets consist of purchased intellectual content, purchased customer contracts, capitalized software development costs for products to be sold, leased or otherwise marketed, and software development costs for internal use.

Purchased intellectual content and purchased customer contracts represent intangible assets acquired in December 2001 from Integrative Medicine Communications, Inc. and in February 2002 from Nidus (see Note 5). In addition, purchased intellectual content includes assets that were purchased from HIP International, Inc. in January 2002. The following table shows the allocation of the purchase price to intangibles with a definite life and their amortization period (in thousands):

	Purchase Price	Amortization Period	2003	2004	2005

Assets
IMC
Purchased intellectual content	$807	3 Years	$269	$247	$—
Purchased customer contracts	$246	2 Years	$113	$—	$—

NIDUS
Purchased intellectual content	$472	3 Years	$157	$157	$20
Purchased customer contracts	$88	2 Years	$44	$6	$—

			$583	$410	$20

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

Intangible assets are summarized as follows (in thousands):

	Estimated amortizable lives (years)	September 30, 2003	December 31, 2002

Capitalized software products to be sold, leased or otherwise marketed	2	$2,800	$2,499
Software developed for internal use	3	500	430
Purchased intellectual content	3 - 5	1,430	1,430
Purchased customer contracts	2	333	333

Intangible assets, gross		5,063	4,692

Less accumulated amortization:
Capitalized software products to be sold, leased or otherwise marketed		(2,176)	(1,755)
Software developed for internal use		(188)	(88)
Purchased intellectual content		(786)	(429)
Purchased customer contracts		(296)	(171)

Accumulated amortization		(3,446)	(2,443)

Intangible assets, net		$1,617	$2,249

Amortization expense, which includes the amortization of capitalized software reported in cost of revenues, for the three months ended September 30, 2003 and 2002 was $346,000 and $339,000, respectively. Amortization expense for the nine months ended September 30, 2003 and 2002 was $1,004,000 and $912,000, respectively.

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

In November 2002, the FASB issued SFAS Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.” FIN 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of the interpretation are effective for financial statements of periods that end after December 15, 2002 and we have adopted the disclosures requirements. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The adoption of FIN 45 did not have a significant effect on our financial position, results of operations or cash flows.

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

In January 2003, the FASB issued SFAS Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 expands upon existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities, and activities of a variable interest entity. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after December 15, 2003. The adoption of FIN 46 did not have a significant effect on our financial position, results of operations or cash flows.

8. EQUITY PURCHASE AGREEMENT

On May 22, 2002, we entered into a Common Stock Purchase Agreement with Fusion Capital Fund II, LLC. Pursuant to this agreement, Fusion Capital agreed to purchase up to an aggregate of $12,000,000 of our common stock. We have the right to sell up to $15,000 of our common stock per trading day under this agreement unless our stock price equals or exceeds $7.00, in which case the daily amount may be increased at our option. Fusion Capital is not obligated to purchase any shares of our common stock on any trading days that the market price of our common stock is less than $1.00. Since we registered 3,500,000 shares for sale to Fusion Capital pursuant to the agreement, the selling price of our common stock to Fusion Capital will have to average at least $3.43 per share for us to receive the maximum proceeds of $12,000,000 without registering additional shares of common stock, which we have the right but not the obligation to do. Assuming a purchase price of $1.00 per share and the purchase by Fusion Capital of the full 3,500,000 shares under the agreement, proceeds to us would be $3,500,000. If we decided to sell more than the 1,352,100 shares to Fusion Capital (19.99% of our outstanding shares as of May 22, 2002, the date of the agreement, exclusive of the 160,000 shares issued to Fusion Capital as a commitment fee), we would first be required to seek shareholder approval of the agreement in order to be in compliance with Nasdaq rules. We may, but shall be under no obligation to, request our shareholders to approve the transaction contemplated by the agreement. We may terminate the agreement at any time, and Fusion Capital may terminate the agreement at any time after approximately 40 months following the date the purchase obligation under the agreement became effective. During the three months ended September 30, 2003, we sold 121,213 shares for $200,000, under this agreement. During the nine months ended September 30, 2003, we sold 386,566 shares for $525,000, under this agreement.

9. EARNINGS (LOSS) PER COMMON SHARE

Net income (loss) per share is computed in accordance with SFAS No. 128, “Earnings Per Share.” We compute basic income (loss) per share by dividing net income by the weighted average number of issued common shares for each period. Diluted income (loss) per share is based upon the addition of the effect of common stock equivalents (stock options and warrants) to the denominator of the basic income (loss) per share calculation using the treasury stock method, if their effect is dilutive. The computation of income (loss) per share for the three and nine months ended September 30, 2003 and 2002 is as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net income (loss)	$86	$(419)	$511	$(1,213)
Weighted average common shares outstanding	7,421	6,975	7,163	7,194
Weighted average common shares equivalents (stock options and warrants)	904	—	810	—
Weighted average diluted common shares outstanding	8,325	6,975	7,973	7,194
Net income (loss) per share:
Basic	$0.01	$(0.06)	$0.07	$(0.17)
Diluted	$0.01	$(0.06)	$0.06	$(0.17)

Anti-dilutive stock options and warrants outstanding	2,605	2,863	2,623	2,863

For the three and nine months ended September 30, 2002, diluted net loss per share does not differ from basic net loss per share since potential common shares from the exercise of stock options and warrants are all treated as anti-dilutive. We had 2,605,000 and 2,623,000 options and warrants outstanding which were anti-dilutive for the three and nine months ended September 30, 2003, respectively, and 2,863,000 options and warrants outstanding which were anti-dilutive for the three and nine months ended September 30, 2002.

10. NON-CONSOLIDATED AFFILIATE

We have one non-consolidated affiliate, ThePort Network, Inc. (formerly ThePort.com, Inc.) (“ThePort”). As of September 30, 2003, we had an approximate 35% voting interest in ThePort and this investment was accounted for under the equity method. Our voting interest increased from December 31, 2002 due to our Series B preferred stock investment being converted into common stock at a one-to-five conversion rate. As of September 30, 2003 and December 31, 2002, the carrying value of this investment was $0. We have no future obligations to fund ThePort.

11. RELATED PARTY TRANSACTIONS

Sublease with A.D.A.M Board Member

On April 2, 2001, for a term beginning on January 1, 2001, we signed an 18-month sublease agreement with a company whose Chief Executive Officer is an A.D.A.M. board member. We received 8,333 shares of the tenant’s common stock monthly over the term of the agreement, which ended June 30, 2002. From June 30, 2002 through December 31, 2002, we continued to sublease space to this company on a month-to-month basis for the same monthly consideration. The shares were valued at the fair market value of the rent on the leased space and were recorded on our balance sheet as a long-term asset. As of September 30, 2003 and December 31, 2002, the shares were valued at $0. Additionally, we received warrants to purchase 25,000 common shares of the tenant that became fully exercisable on January 1, 2002. From December 2002 through September 2003, we allowed the tenant to occupy this space and did not collect any lease payments. Beginning in October 2003, we began collecting cash lease payments of  $785 per month from the tenant to occupy this space. Under the terms of an amendment to the lease agreement, we have the right to require the tenant to vacate the space upon 30 days notice.

Promissory Note with A.D.A.M’S Chief Executive Officer

On May 30, 2001, we received a full-recourse Promissory Note from our Chief Executive Officer for approximately $341,000 for the exercise of 150,000 options at $1.94 per share, which included a $50,000 loan to pay taxes related to the stock exercise. The note earns interest of 6.25% per annum and is due in full on or before May 29, 2006. Part of the note, $291,000, is secured by 150,000 shares of our common stock and is recorded in shareholders’ equity. Through September 30, 2003, approximately $49,000 of interest has accrued on this note of which $45,000 has been paid, leaving a remaining interest balance of approximately $4,000.

Investment and Sublease with ThePort Network, Inc.

On April 10, 2002, for a term beginning on November 1, 2001, we entered into an 8-month sublease agreement with ThePort Network, Inc. (“ThePort”). We received 14,044 shares of ThePort’s common stock monthly over the term of the agreement, which ended on June 30, 2002. The shares are valued at the fair market value of the rent of the leased space. As of September 30, 2003 and December 31, 2002, the carrying value of this investment was $0. After the expiration of the sublease on June 30, 2002, we have continued to sublease this space to ThePort on a month-to-month basis for the same monthly consideration.

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

Our Chief Operating Officer served on the Board of Directors of ThePort from December 2001 through August 2002. Our Chief Executive Officer, who currently serves as the Chairman of the Board of Directors of ThePort, has acquired an approximate 10% voting interest in ThePort and holds a convertible note and loans from ThePort in the amount of approximately $919,000 at September 30, 2003. This represents a decrease in his ownership from the 14% percentage voting interest held at December 31, 2002, which is due to Series B preferred stock being converted into common stock at a one-to-five conversion rate. Two of our other directors also own equity interests in ThePort.

12. COMMITMENTS

We have entered into certain agreements to license content for services from various unrelated third parties. We also have contractual obligations at September 30, 2003 relating to real estate, capital and operating lease arrangements.

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

Total payments due and estimated under license agreements and real estate, operating and capital leases for the remainder of 2003 and beyond are listed below (in thousands):

	License Agreements	Real Estate Leases	Operating Lease	Capital Lease

2003	$53	$65	$11	$4
2004	210	225	33	15
2005	100	229	3	15
2006	—	234	—	15
2007	—	239	—	11
Thereafter	—	182	—	—

Total future minimum lease payments	$363	$1,174	$47	60

Less - amounts representing interest				(10)

Present value of future minimum lease payments				50

Less - current portion				(11)

				$39

We are party to employment agreements with certain executives that provide for compensation and certain other benefits. The agreements also provide for severance payments under certain circumstances.

13. CONCENTRATIONS

For the nine months ended September 30, 2003 and September 30, 2002, one customer accounted for approximately 9% and 27% of revenues, respectively. For the three months ended September 30, 2003 and September 30, 2002, this customer accounted for 0% and approximately 25% of revenues, respectively. This customer’s license agreement with us expired during March 2003 and we have not received any revenues from the customer since that time.

14. INCOME TAXES

No provision for income taxes has been reflected for the three or nine months ended September 30, 2003 as we have sufficient net operating loss carry forwards to offset taxable income. As of September 30, 2003, we continue to maintain a valuation allowance against our total net deferred tax asset balance.

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

16. SUPPLEMENTAL CASH FLOW

Cash and cash equivalents include cash on hand and on deposit and highly liquid investments with an original maturity of three months or less. For the nine months ended September 30, 2003 and September 30, 2002 we made cash interest payments of approximately $6,000 and $7,000, respectively.

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

Online health and medical information is one of the most popular searches Americans are making on the Internet. According to a July 2003 report published by the Pew Internet & American Life project, 80% of adult Internet users, or approximately 93 million Americans, have searched for at least one of 16 major health topics online. According to the report, the number of Americans searching for health information ranks as one of the most popular behind email at 93%, and researching a product or service before making a purchase at 83%. This compares to a similar survey conducted in March of 2002, also by Pew Internet project, which found 62% of Internet users, or approximately 73 million people, conducted online searches for health information. With this growing consumer demand, and the proliferation of patients taking an active role with their healthcare provider in their personal care management, we believe that our products will continue to play an increasing role in the product offerings of healthcare providers (particularly hospitals), the pharmaceutical industry, the health insurance and managed care industries, and with large employers who are faced with rising health care costs and loss of productivity due to employee health-related issues. These organizations are actively looking for ways to improve efficiencies, increase patient encounters, and communicate better with patients, plan members and employees.

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

We operate in one segment comprised of three markets: healthcare, Internet, and education.

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

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”), as amended by SAB 101A and 101B. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectability of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

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

Sales Returns Allowances and Allowance for Doubtful Accounts

Significant management judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. Management must make estimates of potential future product returns related to current period product revenue. Allowances for estimated product returns are provided at the time of sale. We evaluate the adequacy of allowances for returns primarily based upon our evaluation of historical and expected sales experience and by channel of distribution. The judgments and estimates of management may have a material effect on the amount and timing of our revenue for any given period.

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

The adoption of FIN 44 did not have a material impact on our financial position or results of operations. This interpretation requires variable accounting treatment for options that have been modified from their original terms. Accordingly, compensation cost shall be adjusted for increases or decreases in the intrinsic value of the modified awards in subsequent periods and until the awards have been exercised, forfeited, or expired. As of September 30, 2003, we have 231,438 outstanding options with an exercise price of $5.25 that are considered variable under this interpretation. Because the stock price since the effective date of July 1, 2000 has been below $5.25, we have not recorded any compensation cost related to the repriced options issued on January 14, 1999. Should our stock price climb above $5.25 our operating results will be affected until the stock options are either exercised or forfeited and could adversely affect any reporting period in which the variable accounting is required. Any charges that result from these variable options would be non-cash operating expenses and will be reported on a separate line item.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2003 with the Three Months Ended September 30, 2002

Revenues

	Three Months Ended September 30,		$ Change	% Change	2003 % of Total Rev	2002 % of Total Rev
	2003	2002

Healthcare	$1,063	$818	$245	30.0%	56.8%	35.8%
Internet	$354	$929	$(575)	-61.9%	18.9%	40.7%
Education	$452	$533	$(81)	-15.2%	24.1%	23.3%
Other	$4	$3	$1	33.3%	0.2%	0.1%
Total Net Revenues	$1,873	$2,283	$(410)	-18.0%	100.0%	100.0%

Total revenues decreased $410,000, or 18.0%, to $1,873,000 for the three months ended September 30, 2003 compared to $2,283,000 for the three months ended September 30, 2002.

Revenues from the healthcare market increased $245,000, or 30.0%, to $1,063,000 for the three months ended September 30, 2003 compared to $818,000 for the three months ended September 30, 2002. The healthcare market includes the healthcare provider market, the health insurance and managed care market, and the pharmaceutical/biotech/medical device market. We are well positioned in the market as the demand for health information grows and as content becomes an increasingly important driver for business growth within the healthcare industry. We have also undertaken technological initiatives to enable our content products to be used in broader applications within the healthcare industry such as electronic medical records and other point-of-care applications. These two factors and our continuing efforts to expand our presence in the healthcare market contributed to the increase in healthcare market revenues during the three months ended September 30, 2003. As a percent of total revenues, revenues from the healthcare market increased to 56.8% for the three months ended September 30, 2003 compared to 35.8% for the three months ended September 30, 2002.

Revenues from the Internet market decreased $575,000, or 61.9%, to $354,000 for the three months ended September 30, 2003 compared to $929,000 for the three months ended September 30, 2002. The Internet market includes Internet portals and large media-related web sites that host a variety of consumer-oriented content and services. The decrease in our Internet revenues was primarily due to the expiration of our largest customer’s license agreement during the first quarter of 2003 that accounted for approximately 25% of revenues during the three months ended September 30, 2002. In light of the termination of this agreement, we have taken steps to reduce expenses, such as headcount reductions and reductions in our office lease expenses to compensate for this loss of revenue. This decrease was offset by the recognition of $62,000 of revenue from the IMC Consult Newsletter for the three months ended September 30, 2003. During the fourth quarter of 2002, we transferred to a company that publishes another newsletter all of our rights under subscription agreements relating to the IMC newsletter commencing with the January 2003 issue. As of September 30, 2003, we do not have any deferred revenue related to the IMC Consult newsletter, as we no longer have an obligation. As a percent of total revenues, revenues from the Internet market decreased to 18.9% for the three months ended September 30, 2003 compared to 40.7% for the three months ended September 30, 2002.

Revenues from the education market decreased $81,000, or 15.2%, to $452,000 for the three months ended September 30, 2003 compared to $533,000 for the three months ended September 30, 2002. The education market revenues consist primarily of CD ROM product sales. The decrease in our education market revenues was primarily associated with a $60,000 decrease in sales of our online subscription products and a $21,000 decrease in sales of CD ROM based product sales. As a percent of total revenues, revenues from the education market increased to 24.1% for the three months ended September 30, 2003 compared to 23.3% for the three months ended September 30, 2002.

Operating Expenses

	Three Months Ended September 30,			% Change	2003 % of Total Rev	2002 % of Total Rev
	2003	2002	$ Change

Costs of Revenues	$420	$360	$60	16.7%	22.4%	15.8%
General and Administration	$487	$636	$(149)	-23.4%	26.0%	27.9%
Product and Content Development	$281	$592	$(311)	-52.5%	15.0%	25.9%
Sales and Marketing	$392	$793	$(401)	-50.6%	20.9%	34.7%
Depreciation and Amortization	$217	$220	$(3)	-1.4%	11.6%	9.6%
Total Operating Expenses	$1,797	$2,601	$(804)	-30.9%	95.9%	113.9%

Cost of revenues increased $60,000, or 16.7%, to $420,000 for the three months ended September 30, 2003 compared to $360,000 for the three months ended September 30, 2002. Cost of revenues includes shipped product components, packaging and shipping costs, newsletter printing costs, distribution license fees, royalties and amortization of capitalized software development costs. This increase was primarily the result of a $125,000 increase in distribution license fees from the sales of our Spanish language products and the sales of our third party licensing agreement products. This increase was offset by a $21,000 decrease in our IMC cost of revenues due to the transfer of subscription rights of the IMC newsletter to another publisher, a $31,000 decrease in our software amortization due to the complete amortization of several of our products, and a $12,000 decrease in cost of goods sold due to the decrease in our CD ROM based product sales. As a percent of total revenues, cost of revenues increased to 22.4% for the three months ended September 30, 2003 compared to 15.8% for the three months ended September 30, 2002.

General and administrative expenses decreased $149,000, or 23.4%, to $487,000 for the three months ended September 30, 2003 from $636,000 for the three months ended September 30, 2002. This decrease was primarily attributable to a $115,000 decrease in legal fees pertaining to our outstanding lawsuit, a $67,000 decrease in our rent expense due to the new lease for our Atlanta office, a $17,000 decrease in bad debt expense, a $17,000 decrease in taxes and licenses expense, and a $31,000 decrease in consulting expenses. This decrease was offset by a $57,000 increase in overall general and administration expenses, a $18,000 increase in fees associated with Nasdaq and investor relations expenses, and a $23,000 increase in consulting fees associated with the Restricted Common Stock Purchase Agreement. As a percent of total revenues, general and administrative expenses decreased to 26.0% for the three months ended September 30, 2003 compared to 27.9% for the three months ended September 30, 2002.

Product and content development expenses decreased $311,000, or 52.5%, to $281,000 for the three months ended September 30, 2003 from $592,000 for the three months ended September 30, 2002. This decrease was primarily attributable to a $136,000 decrease in salary expense due to reductions in headcount during 2002, a $39,000 decrease in consulting expenses, a $70,000 increase in capitalized expenses of internally developed products, and a $66,000 decrease in editorial expenses and overall product and content development expense. As a percent of total revenues, product development expenses decreased to 15.0% for the three months ended September 30, 2003 compared to 25.9% for the three months ended September 30, 2002.

Sales and marketing expenses decreased $401,000, or 50.6%, to $392,000 for the three months ended September 30, 2003 from $793,000 for the three months ended September 30, 2002. This decrease was primarily attributable to a $123,000 decrease in salary expense due to headcount reductions during 2002, a $102,000 decrease in overall sales and marketing expenses, and a $193,000 decrease in advertising expenses and direct mail expenses. This decrease was offset by a $17,000 increase in commissions and bonuses. As a percent of total revenues, sales and marketing expenses decreased to 20.9% for the three months ended September 30, 2003 compared to 34.7% for the three months ended September 30, 2002.

Depreciation and amortization expenses decreased $3,000, or 1.4%, to $217,000 for the three months ended September 30, 2003 from $220,000 for the three months ended September 30, 2002. This decrease was primarily attributable to a $41,000 decrease in depreciation of assets. This decrease was offset by a $38,000 increase in amortization of purchased content. As a percent of total revenues, depreciation and amortization expenses increased to 11.6% for the three months ended September 30, 2003 compared to 9.6% for the three months ended September 30, 2002.

As a result of the factors described above, operating profit increased $394,000 to $76,000 for the three months ended September 30, 2003 compared to an operating loss of $318,000 for the three months ended September 30, 2002.

Other Expenses and Income

Interest income, net, was $10,000 for both the three months ended September 30, 2003 and the three months ended September 30, 2002.

For the three months ended September 30, 2003 and 2002, respectively, no provision has been estimated for income taxes.  We had sufficient net operating loss carry forwards to offset regular taxable income. As of September 30, 2003, we continue to maintain a valuation allowance against our total net deferred tax asset balance.

The results of operations of ThePort have been accounted for as an equity investment and accordingly, we recorded our share of ThePort’s results of operations in our consolidated financial statements. We recorded our share of ThePort’s losses of approximately $0 and $111,000 for the three months ended September 30, 2003 and September 30, 2002, respectively. At September 30, 2003, the carrying value of this investment was $0.

As a result of the above, we had a net income of $86,000 for the three months ended September 30, 2003 compared to a net loss of $419,000 for the three months ended September 30, 2002.

Comparison of the Nine Months Ended September 30, 2003 with the Nine Months Ended September 30, 2002

Revenues

	Nine Months Ended September 30,		$ Change	% Change	2003 % of Total Rev	2002 % of Total Rev
	2003	2002

Healthcare	$3,183	$2,064	$1,119	54.2%	51.8%	31.5%
Internet	$1,762	$3,018	$(1,256)	-41.6%	28.6%	46.1%
Education	$1,194	$1,448	$(254)	-17.5%	19.4%	22.1%
Other	$12	$13	$(1)	-7.7%	0.2%	0.1%
Total Net Revenues	$6,151	$6,543	$(392)	-6.0%	100.0%	100.0%

Total revenues decreased $392,000, or 6.0%, to $6,151,000 for the nine months ended September 30, 2003 compared to $6,543,000 for the nine months ended September 30, 2002.

Revenues from the healthcare market increased $1,119,000, or 54.2%, to $3,183,000 for the nine months ended September 30, 2003 compared to $2,064,000 for the nine months ended September 30, 2002. We are well positioned in the market as the demand for health information grows and as content becomes an increasingly important driver for business growth within the healthcare industry. We have also undertaken technological initiatives to enable our content products to be used in broader applications within the healthcare industry such as electronic medical records and other point-of-care applications. These two factors and our continuing efforts to expand our presence in the healthcare market contributed to the increase in healthcare market revenues during the nine months ended September 30, 2003. As a percent of total revenues, revenues from the healthcare market increased to 51.8% for the nine months ended September 30, 2003 compared to 31.5% for the nine months ended September 30, 2002.

Revenues from the Internet market decreased $1,256,000, or 41.6%, to $1,762,000 for the nine months ended September 30, 2003 compared to $3,018,000 for the nine months ended September 30, 2002. The decrease in our Internet revenues was primarily due to the expiration of our largest customer’s license agreement during the first quarter of 2003 that accounted for approximately 9% and 27%, respectively, of revenues during the nine months ended September 30, 2003 and 2002. This decrease was offset by the recognition of $136,000 of revenue from the IMC Consult Newsletter for the nine months ended September 30, 2003, as described above. As a percent of total revenues, revenues from the Internet market decreased to 28.6% for the nine months ended September 30, 2003 compared to 46.1% for the nine months ended September 30, 2002.

Revenues from the education market decreased $254,000, or 17.5%, to $1,194,000 for the nine months ended September 30, 2003 compared to $1,448,000 for the nine months ended September 30, 2002. The decrease in our education market revenues was primarily associated with a $168,000 decrease in sales of our online subscription products and a $86,000 decrease in sales of CD ROM based product sales. As a percent of total revenues, revenues from the education market decreased to 19.4% for the nine months ended September 30, 2003 compared to 22.1% for the nine months ended September 30, 2002.

Operating Expenses

	Nine Months Ended September 30,		$ Change	% Change	2003 % of Total Rev	2002 % of Total Rev
	2003	2002

Costs of Revenues	$1,296	$1,021	$275	26.9%	21.1%	15.6%
General and Administration	$1,312	$1,727	$(415)	-24.0%	21.3%	26.4%
Product and Content Development	$1,124	$1,906	$(782)	-41.0%	18.3%	29.1%
Sales and Marketing	$1,353	$2,262	$(909)	-40.2%	22.0%	34.6%
Depreciation and Amortization	$588	$714	$(126)	-17.6%	9.6%	10.9%
Total Operating Expenses	$5,673	$7,630	$(1,957)	-25.6%	92.3%	116.6%

Cost of revenues increased $275,000, or 26.9%, to $1,296,000 for the nine months ended September 30, 2003 compared to $1,021,000 for the nine months ended September 30, 2002. This increase was primarily the result of a $345,000 increase in distribution license fees from the sales of our Spanish language products and the sales of our third party licensing agreement products and a $28,000 increase in software amortization due to the creation of new products. This increase was offset by a $46,000 decrease in our IMC cost of revenues due to the transfer of subscription rights of the IMC newsletter to another publisher, a $40,000 decrease in cost of goods sold related to our CD ROM products, and a $12,000 decrease in fees for updates and printing expenses relating to our Well-Connected content. As a percent of total revenues, cost of revenues increased to 21.1% for the nine months ended September 30, 2003 compared to 15.6% for the nine months ended September 30, 2002.

General and administrative expenses decreased $415,000, or 24.0%, to $1,312,000 for the nine months ended September 30, 2003 from $1,727,000 for the nine months ended September 30, 2002. This decrease was primarily attributable to a $213,000 decrease in legal fees pertaining to the outstanding lawsuit, a $147,000 decrease in our rent expense due to the new lease for our Atlanta office, a $59,000 decrease in administration costs due to the closing of our IMC office located in Boston during 2003, a $41,000 decrease in bad debt expense, a $37,000 decrease in taxes and licenses expense, and a $41,000 decrease in salaries and overall general and administration costs due to headcount reductions during 2002 due to management’s continuing cost reduction measures. This decrease was offset by a $62,000 increase in fees associated with Nasdaq and investor relation expenses, a $26,000 increase in our general insurance expenses, and a $35,000 increase in consulting fees associated with the Restricted Common Stock Purchase Agreement. As a percent of total revenues, general and administrative costs decreased to 21.3% for the nine months ended September 30, 2003 compared to 26.4% for the nine months ended September 30, 2002.

Product and content development expenses decreased $782,000, or 41.0%, to $1,124,000 for the nine months ended September 30, 2003 from $1,906,000 for the nine months ended September 30, 2002. This decrease was primarily attributable to a $517,000 decrease in salary expense due to reductions in headcount during 2002, a $229,000 decrease in consulting expenses, a $66,000 decrease in content acquisition expense, a $155,000 decrease in overall product and content development expenses, and a $24,000 decrease in third party software licenses expense. This decrease was offset by a $209,000 decrease in capitalized expenses of internally developed products. As a percent of total revenues, product development expenses decreased to 18.3% for the nine months ended September 30, 2003 compared to 29.1% for the nine months ended September 30, 2002.

Sales and marketing expenses decreased $909,000, or 40.2%, to $1,353,000 for the nine months ended September 30, 2003 from $2,262,000 for the nine months ended September 30, 2002. This decrease was primarily attributable to a $435,000 decrease in salary expense due to headcount reductions during 2002, a $155,000 decrease in overall sales and marketing expenses, a $252,000 decrease in advertising expenses, a $59,000 decrease in travel expenses, and a $79,000 decrease in trade show expenses. This decrease was offset by a $71,000 increase in commissions and bonuses. As a percent of total revenues, sales and marketing expenses decreased to 22.0% for the nine months ended September 30, 2003 compared to 34.6% for the nine months ended September 30, 2002.

Depreciation and amortization expenses decreased $126,000, or 17.6%, to $588,000 for the nine months ended September 30, 2003 from $714,000 for the nine months ended September 30, 2002. This decrease was primarily attributable to a $188,000 decrease in depreciation of assets offset by a $24,000 increase in the amortization of purchased intellectual content and purchased customer contracts in connection with the acquisition of Nidus and a $38,000 increase in the amortization of purchased intellectual content in connection with assets that were purchased from HIP International, Inc. As a percent of total revenues, depreciation and amortization expenses decreased to 9.6% for the nine months ended September 30, 2003 compared to 10.9% for the nine months ended September 30, 2002.

As a result of the factors described above, operating profit increased $1,565,000 to $478,000 for the nine months ended September 30, 2003 compared to an operating loss of $1,087,000 for the nine months ended September 30, 2002.

Other Expenses and Income

Interest income, net, decreased $20,000, or 37.7%, to $33,000 for the nine months ended September 30, 2003, as compared to $53,000 for the nine months ended September 30, 2002. This net decrease was primarily attributable to a $13,000 decrease in interest income related to a note receivable outstanding and a $5,000 decrease in interest income related to a marketable security during the nine months ended September 30, 2002.

For the nine months ended September 30, 2003 and 2002, respectively, no provision has been estimated for income taxes. We had sufficient net operating loss carry forwards to offset regular taxable income. As of September 30, 2003, we continue to maintain a valuation allowance against our total net deferred tax asset balance.

We account for our ownership of shares of capital stock of ThePort as an equity investment and accordingly, we have historically recorded our share of ThePort’s results of operations in our consolidated financial statements. However, since December 31, 2002, the carrying value of this investment has been $0 and we have not recorded any of ThePort’s results of operations. For the nine months ended September 30, 2002, we recorded $179,000 as our share of ThePort’s losses.

As a result of the above, we had a net income of $511,000 for the nine months ended September 30, 2003 compared to a net loss of $1,213,000 for the nine months ended September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2003, we had cash and cash equivalents of $4,540,000 and working capital of $2,988,000.

Cash provided by operating activities was $2,146,000 during the nine months ended September 30, 2003 as compared to cash provided of $331,000 during the nine months ended September 30, 2002. This increase in cash provided was due primarily to decreases in accounts receivable, accrued expenses and depreciation expense, and increases in prepaid expenses and deferred revenue.

Cash used by investing activities was $378,000 during the nine months ended September 30, 2003 as compared to cash used of $647,000 during the nine months ended September 30, 2002. This decrease in cash used was due primarily to a decrease in software development costs during 2003, investment in affiliate activity during 2002, and for acquisition activity during the three months ended March 31, 2002.

Cash provided by financing activities increased to $552,000 during the nine months ended September 30, 2003 compared to cash used by financing activities of $707,000 during the nine months ended September 30, 2002. Cash provided by financing activities consisted of proceeds from the sale of common stock, the exercise of common stock options and from repayments on capital leases.

We also use working capital to finance ongoing operations, fund the development and introduction of new business strategies and internally developed software, acquire complementary businesses and acquire capital equipment.

On February 15, 2003, we entered into a Restricted Common Stock Purchase Agreement with James T. Atenhan and Victor P. Thompson (each a “Purchaser”) in connection with a consulting agreement with a financial services firm controlled by the Purchasers. Each Purchaser purchased 37,500 shares of our common stock at a purchase price of $.40 per share. The purchase price of our common stock was discounted from the $.78 market price on the date we entered into the agreement. In connection with the sale, we recorded deferred compensation for services of $28,500. This deferred compensation was expensed over the six month service period.

On August 1, 2003, we entered into a second Restricted Common Stock Purchase Agreement with the Purchasers in connection with a twelve-month extension of the consulting contract. Each Purchaser has agreed to purchase 38,889 shares of our common stock at a purchase price of $.90 per share. The purchase price of our common stock is discounted from the $1.86 market price on the date we entered into the agreement. In connection with the sale, we recorded deferred compensation for services of $74,667. As of September 30, 2003, the shares had not been issued in connection with the agreement. This deferred compensation will be expensed over the twelve-month service period beginning September 1, 2003.

On May 22, 2002, we entered into a Common Stock Purchase Agreement with Fusion Capital Fund II, LLC. Pursuant to this agreement, Fusion Capital agreed to purchase up to an aggregate of $12,000,000 of our common stock. We have the right to sell up to $15,000 of our common stock per trading day under this agreement unless our stock price equals or exceeds $7.00, in which case the daily amount may be increased at our option. Fusion Capital is not obligated to purchase any shares of our common stock on any trading days that the market price of our common stock is less than $1.00. Since we registered 3,500,000 shares for sale to Fusion Capital pursuant to the agreement, the selling price of our common stock to Fusion Capital will have to average at least $3.43 per share for us to receive the maximum proceeds of $12,000,000 without registering additional shares of common stock, which we have the right but not the obligation to do. Assuming a purchase price of $1.00 per share and the purchase by Fusion Capital of the full 3,500,000 shares under the agreement, proceeds to us would be $3,500,000. If we decided to sell more than the 1,352,100 shares to Fusion Capital (19.99% of our outstanding shares as of May 22, 2002, the date of the agreement, exclusive of the 160,000 shares issued to Fusion Capital as a commitment fee), we would first be required to seek shareholder approval of the agreement in order to be in compliance with Nasdaq rules. We may, but shall be under no obligation to, request our shareholders to approve the transaction contemplated by the agreement. We may terminate the agreement at any time, and Fusion Capital may terminate the agreement at any time after approximately 40 months following the date the purchase obligation under the agreement became effective. During the three months ended September 30, 2003, we sold 121,213 shares for $200,000 under this agreement. During the nine months ended September 30, 2003, we sold 386,566 shares for $525,000 under this agreement.

During 2002 and 2001, we acquired additional preferred stock interests in ThePort, for $250,000 and $275,000 in cash, respectively. During 2002, we also accepted 196,616 shares of common stock of ThePort valued at approximately $49,000 pursuant to the sublease agreement ThePort signed with us (see paragraph below). As of September 30, 2003, we have an approximate 35% voting interest in ThePort. Our voting interest increased from December 31, 2002 due to our Series B preferred stock investment being converted into common stock at a one-to-five conversion rate. As of September 30, 2003 and December 31, 2002, the carrying value of this investment was $0. We have no future obligations to fund ThePort.

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

On April 10, 2002, for a term beginning on November 1, 2001, we signed an 8-month sublease agreement with ThePort. We received 14,044 shares of ThePort’s common stock monthly over the term of the agreement, which rate was determined based upon the fair market value of the leased space and ThePort common stock as of April 10, 2002. After the expiration of the sublease on September 30, 2002, we have continued to sublease this space to ThePort on a month-to-month basis for the same monthly consideration.

On May 30, 2001, we received a full-recourse Promissory Note from our Chief Executive Officer for approximately $341,000 for the exercise of 150,000 options at $1.94 per share. The note accrues interest at the rate of 6.25% per annum and is due in full on or before May 29, 2006. Part of the note, $291,000, is secured by 150,000 shares of our common stock and is reflected as shareholders’ equity. Through September 30, 2003, approximately $49,000 of interest has been accrued on this note of which $45,000 has been paid, leaving a remaining interest balance of $4,000.

We have also entered into certain agreements to license content for our services from various unrelated third parties. We also have contractual obligations at September 30, 2003 relating to real estate, capital and operating lease arrangements.

Total payments due and estimated under license agreements and real estate, operating and capital leases for the remainder of 2003 and beyond are listed below:

Year	License Agreements	Real Estate Leases	Operating Leases	Capital Leases	Total

2003	$53,000	$65,000	$11,000	$4,000	$133,000
2004	210,000	225,000	33,000	15,000	$483,000
2005	100,000	229,000	3,000	15,000	$347,000
2006	—	234,000	—	15,000	$249,000
2007	—	239,000	—	11,000	$250,000
Thereafter	—	182,000	—	—	$182,000

	$363,000	$1,174,000	$47,000	$60,000	$1,644,000

Management believes that cash on hand, together with anticipated cash flows from operations, will be sufficient to meet our working capital needs for the next twelve months. However, we may be required to raise additional funds in order to accelerate development of new and existing services and products, to respond to competitive pressures or to possibly acquire complementary products, businesses or technologies. There can be no assurance that any required additional financing will be available on terms favorable to us, or at all. If additional funds are raised by the issuance of equity securities, our shareholders would experience dilution of their ownership interest and these securities may have rights senior to those of the holders of the common stock. If additional funds are raised by the issuance of debt securities, we may be subject to certain limitations on our operations, including limitations on the payment of dividends. If adequate funds are not available or not available on acceptable terms, we may be unable to take advantage of acquisition opportunities, develop or enhance services or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

We do not have any material off-balance sheet arrangements.

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

In addition to other factors addressed elsewhere in this report, the following are certain of the factors that could cause our actual results to differ materially from the expected results described in our forward-looking statements:

•                  Although we reported net income for the three and nine months ended September 30, 2003, we have incurred substantial losses in the past.  We experienced losses of $1,530,000 in 2002, income of $1,597,000 in 2001 and losses of $7,854,000 in 2000. We cannot offer any assurance that we will be able to sustain profitability in the future.

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

•                  Our principal shareholders have substantial influence and their interest may differ from those of our remaining shareholders. As of September 30, 2003, our executive officers, directors and persons who beneficially own more than 5% of our outstanding common stock controlled approximately 24.8% of the combined outstanding voting power of our common stock. As a result, these holders exert substantial influence with respect to all matters submitted to a vote of holders of common stock, including election of our directors. If our remaining shareholders have interests that differ from these holders, their needs may not be met.

•                  Our Stock Purchase Agreement with Fusion Capital Fund II, LLC may result in significant dilution of our other shareholders. On May 22, 2002, we entered into a Common Stock Purchase Agreement with Fusion Capital Fund II, LLC. Pursuant to this agreement, Fusion Capital has agreed to purchase up to an aggregate of $12,000,000 of our common stock. We have the right to sell up to $15,000 of common stock per trading day under this agreement with Fusion Capital unless our stock price equals or exceeds $7.00, in which case the daily amount may be increased at our option. Fusion Capital is not obligated to purchase any shares of our common stock on any trading days that the market price of our common stock is less than $1.00. Sales of our common stock under this agreement would dilute the ownership of shareholders other than Fusion Capital Fund II, LLC.  As of September 30, 2003, we have sold 386,566 shares for $525,000 under this agreement.

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

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

On August 1, 2003, we entered into a Restricted Common Stock Purchase Agreement with James T. Atenhan and Victor P. Thompson (each a Purchaser and collectively, the Purchasers) in connection with a consulting agreement with a financial services firm controlled by the Purchasers. Each Purchaser agreed to purchase 38,889 shares of our common stock at a purchase price of $.90 per share. As of September 30, 2003, the shares had not been issued in connection with the agreement. The purchase price of our common stock was discounted from the $1.86 market price on the date we entered into the agreement. The offer and sale of the shares to the Purchasers is exempt from the registration requirements of the Securities Act of 1933 (the Act) pursuant to Rule 506 and Section 4(2) of the Act. In connection with the sales, we provided each of the Purchasers the information required pursuant to Rule 502 of Regulation D, did not conduct any general solicitation or advertising, and complied with the requirements of Regulation D relating to the restrictions on the transferability of the shares issued.

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

During the three months ended September 30, 2003, we filed a Form 8-K on July 30, 2003 regarding our press release to announce second quarter results for 2003.

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

Date: November 14, 2003

EXHIBIT INDEX

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.