Form 10KSB
ADAM INC
filed 2004-03-26
CIK 863650

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2003
                  OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from

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

                Issuer's telephone number, including area code:
                                 (770) 980-0888

             Securities registered under Section 12(b) of the Act:
                                      None

             Securities registered under Section 12(g) of the Act:

                               Title of each class
                               -------------------
                          Common Stock, par value $.01

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

     The revenues for the year ended December 31, 2003, the most recent fiscal year, were $7,889,452.

     The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and directors are "affiliates" of the Registrant) as of February 11, 2004 (based on the closing sale price of the Registrant's common stock, as reported on the Nasdaq SmallCap Market on such date) was $16,047,916. As of March 1, 2004, 7,890,694 shares of common stock were outstanding.

     Transitional Small Business Disclosure Format Yes __ No _X_

================================================================================

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's proxy statement for its 2004 Annual Meeting of Shareholders are incorporated herein by reference in response to Part III of this Form 10-KSB.

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

ITEM 1. BUSINESS

Overview

     We specialize in the creation and delivery of interactive health content that can be used by a broad range of healthcare consumers - from those with low health literacy to those who play an active and ongoing role in their personal health management. Our products can be used for learning about general health concerns, specific diseases and treatments, surgical procedures, drug information, specialty health subjects such as women's health and children's health, nutrition, alternative medicine and more.

     Our health content products meet rigorous editorial standards. We employ two physicians and use an extensive network of physicians and specialists who are continually reviewing and updating our information. We add to our content library when needed such as when important health issues arise (for example, the recent SARS outbreak) or when our customers request specific products to support their product and service offerings. Our health information is accredited by URAC, an industry leading accreditation organization, and we are a founding member of Hi-Ethics, a coalition of the most widely referenced health websites and information providers committed to developing industry standards for the quality of consumer health information.

     We believe that our health information products and technology are unique in the industry. One of our most valuable strengths, and competitive advantages, is a large, proprietary content library and content management system. This library includes:

-- More than 4,000 health reference articles on disease, conditions, symptoms, surgeries, nutrition and medical tests;

--   Over 40,000 catalogued medical illustrations that we have developed;

-- Thousands of web-enabled animations depicting disease states and other medical conditions, many of which are broadcast quality;

-- Interactive tools that enhance and complement the functionality of our health content products;

--   Unique technology for viewing the anatomy of the human body; and

-- Proprietary content management and delivery technology that allow us to publish our digital assets to a customer's specification efficiently and cost effectively.

     We sell our health content products primarily through annual licensing agreements to many different types of healthcare and health-related organizations including hospitals, managed care organizations, pharmaceutical companies, disease management vendors, health-oriented Internet websites, healthcare technology companies and large employers. Our products can be incorporated into a customer's website, imbedded in healthcare applications such as an electronic medical record or disease management applications, contained in a printed format, or combined with other products that may be offered to a healthcare consumer.

================================================================================

     Healthcare organizations can use our products and technology primarily in two ways:

     --   To increase the utilization of their products and services; and

     --   To improve health outcomes and manage the appropriateness of care.

     In both of these applications, we believe that health content plays a vital role in helping these organizations grow revenues and reduce costs, while adding value for the healthcare consumer. We also work with some of the leading companies in the healthcare industry to integrate our health information into applications such as electronic medical records and disease management applications where specific health information relating to a patient's condition or diagnosis can be made available to them through a personalized website or "patient portal." We believe agreements we have made with ThePort Network, Inc. will allow us to deliver a "patient portal" directly to patients' desktops, with secure, one-to-one communications with their healthcare provider or health plan.

     Our products also speak to the proliferation of low health literacy - the inability to read, understand or act on health information. Low health literacy is estimated to cost the U.S. healthcare industry approximately $58 billion a year according to organizations that track these types of public health concerns. It spans ethnic boundaries and social classes and is estimated to impact nearly one in three people in the U.S. Our products allow healthcare organizations to reach consumers at multiple reading levels and are enhanced with pictures and animations. The use of visuals has been proven to assist in the understanding and retention of complex information, and we have been at the forefront of providing visually engaging, interactive health information for over a decade. Our extensive collection of medical illustrations, graphics and animations are carefully put into our products so that healthcare consumers can better understand and retain the information they are reading.

     Our products can also be delivered in a variety of formats - from print handouts to electronic delivery. Several of our products, including the Health Illustrated Encyclopedia, are also available in Spanish, which can address both low health literacy issues, as well as those consumers with limited English proficiency.

     Over the past two years we have seen a significant shift in our ability to secure new business in healthcare. We believe that the quality of our products, the depth and breadth of the digital assets we own, and the solutions we provide to address issues such as low health literacy, well position us for future growth.

Markets

     We market our products to the healthcare industry, to Internet websites and to educational institutions.

     Healthcare Industry

          Our products target a broad range of businesses in the healthcare industry including healthcare providers, managed care organizations, healthcare technology companies and pharmaceutical organizations.

          Healthcare Providers. The healthcare provider market includes hospitals and hospital systems and large physician practice groups that are providing healthcare services to consumers. We believe our primary revenue opportunities are with the approximately 2,000 hospital facilities that exceed 200 beds. There are two underlying reasons why we believe this market is important:

          -- Healthcare providers are seeking to enhance their websites with content, tools and services that can increase utilization of their services and support their service line efforts; and

          -- Healthcare providers are evolving their websites to offer more point-of-care services including the use of personalized health information as part of patient education, physician loyalty programs and risk management.

          Managed Care Organizations. This market includes a broad range of managed care organizations, consumer directed health plans and large employers who are actively looking for operational improvements through the effective use of health information. We believe that our products are well suited to assist these types of organizations in two important aspects:

          -- The recognition and identification of disease for early health intervention; and

          -- Demand management of health plan members and employees to seek health intervention when appropriate or as necessary.

          Pharmaceutical Organizations. The relaxation of pharmaceutical marketing regulations by the Food and Drug Administration in 1997 has led to the proliferation of Direct to Consumer ("DTC") advertising by the pharmaceutical companies. According to an ACNielson Homescan Rx/OTC Consumer Panel sales analysis of twelve major prescription drug brands DTC-advertised from July though December 2002, 17% of new prescriptions filled came as a direct result of patients requesting the brand. The effects of DTC advertising, along with the billions of dollars pharmaceutical companies are spending on DTC, have created new market opportunities for us as we leverage our ability to customize our health information products to support these marketing efforts. Currently, several leading pharmaceutical organizations license our content products, and we believe there is significant potential to expand these relationships.

          Healthcare Technology Companies. This market includes healthcare application developers such as electronic medical record vendors, medical device companies, and disease management application developers that can use our content at point-of-care or within the context of the healthcare consumer's specific medical condition or disease state.

     Internet

          This market includes large Internet and media-related websites that host a variety of consumer-oriented content and services. These websites generally use our health content either exclusively or as part of a larger health channel offering to serve as a driver for advertising revenue. While we still derive a portion of our revenues and continue to explore ways in which to expand our presence in this market, the number of license agreements we have completed has diminished as the larger websites continue to grow and the number of smaller, more specialized health sites have either shut down or have been acquired. We continue to view this market as an important component in our revenue strategy and will pursue opportunities as they become available. We are actively leveraging existing relationships to provide more content products and professional services.

     Education

          The education market includes higher education, K-12 and the allied health markets. Historically, we have serviced this market with our CD-ROM products. We continue to experience a revenue stream from the sale of these CD-ROM products although we have seen a decline in our education revenues as our CD ROM products begin to age. We are currently developing a major upgrade to our flagship educational product, A.D.A.M. Interactive Anatomy, which we expect to release in the summer of 2004. We also believe that the educational market is an important and complementary extension to our broader product strategy in healthcare.

Products and Services

     We offer a comprehensive portfolio of informative, web-enabled products that are designed to explain complex medical issues in a way that can be easily understood by the non-medical healthcare consumer. We have also developed a line of CD-ROM products that are sold primarily to the K-12 and higher education markets, including our flagship software product for higher education, A.D.A.M. Interactive Anatomy.

     The following chart summarizes our primary products and the typical customers of those products:

----------------------------------------------------------------------------------------------------------
PRODUCT                            CUSTOMER                                     DESCRIPTION
----------------------------------------------------------------------------------------------------------
Health Illustrated Encyclopedia    Hospitals, health plans, consumer-           A general health
                                   oriented websites, and large employers.      reference product
                                                                                containing approximately
                                                                                3,600 unique articles
                                                                                relating to diseases and
                                                                                health conditions,
                                                                                medical tests, symptoms,
                                                                                injuries, treatment
                                                                                options, surgical
                                                                                procedures and nutrition.
                                                                                The content is organized
                                                                                by topic or condition and
                                                                                is enhanced with
                                                                                graphical illustrations.
                                                                                Also, available in
                                                                                Spanish.
----------------------------------------------------------------------------------------------------------
In-Depth Disease and Condition     Hospitals, health plans, disease             Available as a library or
Reports                            management companies, physicians,            individually by topic.
                                   and medical libraries.                       Generally sold with the
                                                                                Health Illustrated
                                                                                Encyclopedia. The In-
                                                                                Depth Reports provide
                                                                                the reader a much deeper
                                                                                understanding of the
                                                                                subject. Typically
                                                                                targeted to the 8th grade
                                                                                reading level.
----------------------------------------------------------------------------------------------------------
Consumer ACCESS                    Hospitals, health plans, Internet            ACCESS provides
                                   websites catering to alternative             medically reviewed
                                   medicine, physicians, spas and health        information on the
                                   fitness organizations.                       integration of alternative
                                                                                therapies with traditional
                                                                                medicine. Includes
                                                                                approximately 170 health
                                                                                conditions, 120 herbs
                                                                                and supplements, 20
                                                                                monographs on
                                                                                complementary
                                                                                treatments, and
                                                                                1,600 drug monographs.
----------------------------------------------------------------------------------------------------------
Care Guides                        Hospitals, health plans, disease             Comprehensive patient
                                   management organizations, and                care guides on the most
                                   Internet websites.                           common chronic
                                                                                conditions: Asthma,
                                                                                Allergies, Diabetes Type
                                                                                1, High Blood Pressure
                                                                                and High Cholesterol.
                                                                                Designed for ease of use,
                                                                                each guide contains "key
                                                                                points", supplemental
                                                                                reading, and information
                                                                                to help patients make
                                                                                educated healthcare
                                                                                decisions.
----------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------
Pregnancy Health Center            Hospitals supporting maternity service       Provides topical health
                                   line, health plans, employers and            information and
                                   specialty websites.                          interactive tools
                                                                                addressing pregnancy,
                                                                                from pre-conception to
                                                                                post-partum.
----------------------------------------------------------------------------------------------------------
Surgeries and Procedures           Hospitals, health plans, physician           A web-based product
                                   practices, and Internet websites.            that explains various
                                                                                surgeries and medical
                                                                                procedures using step-
                                                                                by-step, easy to
                                                                                understand language
                                                                                supplemented by medical
                                                                                illustrations, diagrams
                                                                                and imagery.
----------------------------------------------------------------------------------------------------------
A.D.A.M. Interactive Anatomy       Undergraduate and allied health              A CD-ROM product that
                                   institutions, and undergraduate              simulates human
                                   anatomy and physiology students.             anatomical dissection of
                                                                                both male and female
                                                                                bodies. More than 22,000
                                                                                anatomical structures can
                                                                                be identified.
----------------------------------------------------------------------------------------------------------
A.D.A.M. At Home Series School     K-12 teachers and students.                  A series of CD-ROM
Editions                                                                        products including
                                                                                A.D.A.M. The Inside
                                                                                Story, Nine Month
                                                                                Miracle and Life's
                                                                                Greatest Mysteries
                                                                                coupled with curriculum
                                                                                guides for teachers.
----------------------------------------------------------------------------------------------------------

     We offer our customers various custom and professional services including medical illustration, multimedia and animation development and engineering. Our ability to provide customers with these types of professional services is an important component to our position as a full-service solution provider. We believe that in order to provide full-service solutions to our customers, we must provide flexibility in the way our products are configured and delivered.

Customer Support and Client Services

     We believe that a high level of customer support is necessary to attract and retain customers and we therefore provide several levels of customer support for both our CD-ROM and license customers. We provide toll-free telephone technical support for our CD-ROM customers and, through our client services team we maintain direct and ongoing relationships with our license customers for technical support, integration issues, content updates, and maintenance.

Platform, Product and Content Development

     Our proprietary content platform handles the management and workflow associated with our electronic assets. The publishing components of our system allow us to deliver products to our customers more efficiently and with more accuracy. Our system also allows us to customize our product content offerings with minimal development costs. We have also implemented the use of the National Library of Medicine's Unified Medical Language System ("UMLS"). The use of the UMLS assists in the development of systems that help healthcare organizations integrate data across a wide variety of information systems such as electronic medical records and other decision support applications. The UMLS allows us to output any of our health content to any number of standard medical taxonomies such as ICD-9, CPT, MeSH and SnoMed. We believe that providing our customers with data in this fashion will allow them to easily integrate our content into their own systems creating an "actionable" environment between information and related services.

     With the capabilities of our content management system, and through the development of additional content, products and technologies, we expect to expand our licensing network with new customers and derive additional revenues from our current license customers.

     We provide our products directly to our customers through File Transfer Protocol (FTP), CD-ROM and web services. We also host content for customers through an Application Services Provider model. Our platform technology and servers are located in a secure data center with built-in redundancies at our corporate offices in Atlanta, Georgia.

Editorial Excellence

     We believe that our health information products are developed and maintained to the highest degree of completeness, relevancy and medical accuracy. Our editorial process is divided into five areas:

     -- Development. Medical writers, health practitioners and medical illustrators develop our content. Previously published content is reviewed and internally evaluated for completeness and relevancy. Also, textual content is evaluated for enhancement with new and appropriate visuals.

     -- Review. We have developed an extensive network of reviewers that evaluate the accuracy of the text and visual content. Our network consists of physicians who are specialists in their field that provide input on the medical accuracy, relevancy and completeness of the information.

     -- Editorial. Our editorial staff reviews all content, both textual and visual, for grammar, style and consistency. A content quality assurance check is also performed.

     -- Production. The content is indexed, stored in a data management environment, coded and tagged for presentation. Another level of technical and content quality assurance checks are also performed during this step.

     -- Publication. This is the stage where we publish the content or product to our customers. Our health information is regularly updated and, in most cases, this update cycle is repeated quarterly.

     We are also a founding member of Hi-Ethics (Health Internet Ethics), a non-profit organization dedicated to providing consumers the highest standards for privacy, security, credibility and reliability of health information via the Internet. In 2002, our chief medical officer, Dr. Alan Greene, was named President of Hi-Ethics and serves as Chair of the Hi-Ethics Quality Work Group, which is developing version 2.0 of the Hi-Ethics principles, which will be the new foundation of URAC standards.

Sales and Marketing

     We market our products and services through a direct sales force, our reseller network and consulting groups that provide professional services such as web strategy to our target markets. We also participate in industry trade shows and conferences.

     We have also established certain strategic relationships in order to expand the sales and distribution of our products. For example, we have partnered with DrTango, Inc., an organization that has translated several of our content products into Spanish and resells them as part of a Hispanic-focused healthcare strategy. We have several other important relationships that provide us with increased visibility in our markets. Those relationships include resellers that sell to the hospital market and healthcare technology companies that have integrated certain content components from us. We believe that developing more third-party distribution will be an important driver for future revenues.

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

Proprietary Rights and Licenses

     We regard our software publications and content assets as proprietary. We rely primarily on a combination of copyright, trademark and trade secret laws, employee and third-party nondisclosure agreements and other methods to protect our proprietary rights. We have obtained U.S. federal registrations of the trademarks and the logos for the "A.D.A.M." marks, as well as numerous other trademarks, which identify our products. We have also obtained registrations of the "A.D.A.M." trademark in Australia, Austria, Benelux, Canada, Chile, China, Denmark, Finland, France, Germany, Ireland, Italy, New Zealand, Norway, Portugal, South Africa, Sweden, Switzerland and Taiwan and we have a pending application to register the mark in Malaysia. We have also acquired and are using a number of registered and unregistered trademarks to identify our products. We use the "A.D.A.M." mark in Japan under license with Kataken Seiko K.K. We are also the owner of a number of domain name registrations.

     We have applied for and/or obtained numerous U.S. Copyright Registrations for our software, publication and content products, including Health Illustrated Encyclopedia, A.D.A.M. Interactive Anatomy, and Pregnancy Health Center. We do not currently hold any patents or have any patent applications pending. There can be no assurance that these protections will be adequate to protect the intellectual property rights or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technologies. We further believe that due to the rapid pace of innovation within the multimedia and software industries, factors such as the technological and creative skills of our personnel and the quality of the content of our products are as important in establishing and maintaining a leadership position within the industry as the various legal protections for our technology.

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

Competition

     The market in which we operate is highly competitive and continually evolving. There are a number of health content service providers offering products in various pre-packaged and customized ways, including:

     -- Online content providers and aggregators, targeting the healthcare industry or health conscious consumer, such as WebMD Corporation.

     -- Public sector and non-profit organizations that provide healthcare information without advertising or commercial sponsorships such as the American Medical Association, the Mayo Clinic and Healthwise, Inc.

     -- Publishers and distributors of traditional offline media, including those targeting healthcare professionals, many of which have established or may establish websites such as Health Ink & Vitality.

     -- Healthcare consulting and web development companies such as Greystone.net.

     Some of our competitors have greater technical, product development, marketing, financial and other resources than we do. These organizations may have longer operating histories, greater brand recognition and larger customer bases. We believe other competitive factors in our markets include ease of implementation and use, pricing, features and quality of customer support.

     We believe our principal competitive advantages in our markets are:

     --   Ownership of all our A.D.A.M.-labeled electronic assets;

     --   The size and scope of our content assets;

     --   Rigorous editorial review processes;

     --   URAC accreditation;

     --   Proprietary content management, delivery and integration technologies;
          and

     -- Unique visual content assets that require specialized knowledge and training to create.

Employees

     As of December 31, 2003, we had 35 employees. Of these employees, 19 were engaged primarily in editorial management and product development, 10 in sales and marketing and 6 in finance and administration.

     Our employees are not covered by a collective bargaining agreement and we have experienced no work stoppages. We consider our employee relations to be good. We believe that our future growth and success will depend upon our ability to retain and continue to attract highly skilled and motivated personnel in all areas of our operations.

Factors Affecting Future Performance

     You should carefully consider each of the following factors along with all of the other information in this Report. The risks and uncertainties described below are not the only ones we will face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. If any of the following risks and uncertainties develops into actual events, our business, financial condition or results of operations could be materially adversely affected. If that happens, the trading prices of our common stock could decline significantly.

     -- Although we reported net income for 2003, we have incurred substantial losses in the past. We experienced losses of $1,530,000 in 2002, income of $1,597,000 in 2001 and losses of $7,854,000 in 2000. We cannot offer any assurance that we will be able to sustain profitability in the future.

     -- We may be unable to obtain sufficient capital to pursue our growth and market development strategies, which would hurt our financial results. We can offer no assurance that our revenues will be sufficient to cover our expenses or that capital will be available to us on satisfactory terms or at all, to fund any shortfall in these costs and revenues.

     -- We may be unable to compete effectively with other providers of healthcare information, which could cause our growth and market development strategies to be unsuccessful. The market for providing healthcare information is intensely competitive and competition could increase in the future. As this market develops, we expect our sensitivity to competitive pressures to be especially strong as we continue to attract and retain customers. We may not be able to compete effectively against these companies and if we fail to compete effectively, we may suffer reduced gross margins and loss of market share.

     -- Some competitors have advantages over us because of their longer operating histories, greater name recognition, or greater financial, technical and marketing resources. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. They could also devote greater resources to the promotion and sale of their products or services. Furthermore, mergers and acquisitions among other companies could intensify our existing competition or create new competitors.

     -- We can offer no assurance that the loss of any significant license customer will not materially adversely affect our business.

     -- We face technological challenges in our ability to deliver customized information in the rapidly changing healthcare industry, which may limit our ability to maintain existing customers or attract new customers. We believe that health information will become more customized to an individual's personal health management needs. As a result, we will need to have adequate technology infrastructure that will allow us to deliver in a cost effective manner portions of our content assets based on each customer's requirements.

     -- We may be unable to successfully identify, acquire, manage or integrate complementary businesses. Our long-term growth strategy may include acquiring businesses with complementary products, technologies or professional services. Moving forward, we may not be successful in acquiring other complementary businesses or assimilating their personnel and operations. These difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations. Future acquisitions may also cause us to incur expenses such as in-process research and development expenses, which may negatively affect our earnings. We cannot be certain that we will successfully overcome these risks with respect to any future acquisitions. In addition, we have historically paid a portion of the consideration for some our acquisitions by issuing common stock. The issuance of additional common stock or other securities convertible into common stock in connection with future acquisitions would dilute the ownership interests of our existing shareholders.

     -- We may be unable to attract new personnel, which would adversely affect implementation of our overall business strategy. In order to promote the development of our target markets, we will need to identify, attract and retain software engineers, web designers, sales and marketing professionals and other key personnel. We will compete with other companies both within and outside our markets for such employees and we may be unable to attract these employees. If we do not succeed in attracting these types of new employees, we may be unable to fully implement our growth and market development strategies and our business will suffer.

     -- Our stock price is extremely volatile and could decline significantly. Since our initial public offering in 1995, there has been significant volatility in the price of our common stock. This volatility has often been unrelated to our operating performance. There can be no assurance that the market price of our common stock will be maintained or that the volume of trading in our shares will not decrease. Furthermore, following periods of volatility in the market price of a company's securities, securities class action claims frequently are brought against the subject company. To the extent that the market price of our shares falls dramatically in any period of time, shareholders may bring claims, with or without merit, against us. Such litigation would be expensive to defend and would divert management attention and resources regardless of outcome.

     -- We have adopted certain anti-takeover provisions that may deter a takeover. Our articles of incorporation and bylaws contain provisions that may deter a takeover, including a takeover on terms that many of our shareholders might consider favorable, such as: the authority of our board of directors to issue common stock and preferred stock and to determine the price, rights (including voting rights), preferences, privileges and restrictions of each series of preferred stock, without any vote or action by our shareholders; the existence of large amounts of authorized but un-issued common stock and preferred stock; staggered, three-year terms for our board of directors; and advance notice requirements for board of directors nominations and for shareholder proposals. The rights and preferences of any series of preferred stock could include a preference over the common stock on the distribution of our assets upon a liquidation or sale of our company, preferential dividends, redemption rights, the right to elect one or more directors and other voting rights. The rights of the holders of any series of preferred stock that may be issued in the future may adversely affect the rights of the holders of the common stock. We have no current plans to issue preferred stock. In addition, certain provisions of Georgia law and our stock option plan may also discourage, delay or prevent a change in control of our company or unsolicited acquisition proposals.

     -- A significant number of un-issued shares are available for future sale and could adversely affect the market price of our common stock. If our shareholders, option holders, or warrant holders exercise their rights to sell substantial amounts of our common shares in the public market, the market price of our common stock could fall. Given the unpredictable transaction volumes for our common stock, the sale of a significant amount of these shares at any given time could cause the market price of our common stock to decline or otherwise be highly volatile. Such sales could also make it more difficult for us to sell equity or equity-related securities in the future at a time and price when we deem conditions to be more favorable.

     -- Our principal shareholders have substantial influence and their interests may differ from those of our other shareholders. As of December 31, 2003, our executive officers, directors and persons who beneficially own more than 5% of our outstanding common stock controlled approximately 14.8% of the combined outstanding voting power of our common stock. As a result, these holders exert substantial influence with respect to all matters submitted to a vote of holders of common stock, including election of our directors. If our remaining shareholders have interests that differ from these holders, their needs may not be met.

     -- Our Stock Purchase Agreement with Fusion Capital Fund II, LLC may result in significant dilution of our other shareholders. On May 22, 2002, we entered into a Common Stock Purchase Agreement with Fusion Capital Fund II, LLC. Pursuant to this agreement, Fusion Capital has agreed to purchase up to an aggregate of $12,000,000 of our common stock. We have the right to sell up to $15,000 of common stock per trading day under this agreement with Fusion Capital unless our stock price equals or exceeds $7.00, in which case the daily amount may be increased at our option. Fusion Capital is not obligated to purchase any shares of our common stock on any trading days that the market price of our common stock is less than $1.00. Sales of our common stock under this agreement would dilute the ownership of shareholders other than Fusion Capital Fund II, LLC. As of December 31, 2003, we have sold 486,566 shares for $733,000 under this agreement.

Acquisitions

     In December 2001, we acquired Integrative Medicine Communications, Inc. ("IMC"), a leading developer and licensor of health content in the complementary and alternative medicine ("CAM") field. The products, which include a comprehensive, web-enabled database of condition, herbal and supplemental monographs, are designed for use by both professional clinicians and consumers.

     In February 2002, we acquired Nidus Information Services, Inc. ("Nidus"), a privately held provider of in-depth patient education reports on common health conditions and diseases called WELL-CONNECTED(TM). This library of over 100 reports was originally developed by an experienced team of medical writers and editors and is reviewed for accuracy by a board of physicians with faculty positions at Harvard Medical School and Massachusetts General Hospital. Each report is distinguished from other information sources by its detail of information, quality and currency, its evidence-based approach, and rigorous editorial review. The reports are available through print or web subscriptions and through licensing agreements. They are sold primarily to healthcare providers and Internet portals, health content resellers and medical libraries.

     We have included the results of these acquisitions in our consolidated financial statements from the date of acquisition.

Corporate Information

     We were incorporated in 1990 as A.D.A.M. Software, Inc. We changed our name to adam.com, Inc. in 1999 and to A.D.A.M., Inc. in 2001. We are headquartered in Atlanta, Georgia.

ITEM 2. PROPERTIES

     Our headquarters are located in approximately 12,000 square feet of leased office space in Atlanta, Georgia. This lease extends through April 2008. We sublease approximately 500 square feet of this space to a company whose Chairman is our Chief Executive Officer and at this time we are not collecting any lease payments in connection with this sublease. We sublease an additional 500 square feet of this space to a company whose Chief Executive Officer is a director of A.D.A.M. and their monthly lease payment is $785.

     If additional facilities are required, we believe that suitable facilities will be available at market rates.

ITEM 3. LEGAL PROCEEDINGS

     On April 25, 1996, a shareholders' class action lawsuit was filed in Fulton County Superior Court in Atlanta, Georgia against us and certain of our then officers and directors. The complaint alleged violations of Sections 11, 12(2) and 15 of the Securities Act of 1933 and violations of the Georgia Securities Act arising out of alleged disclosure deficiencies in connection with our initial public offering of common stock, which was completed on November 10, 1995. The complaint seeks compensatory damages in an unspecified amount. The court denied in substantial part the defendant's motion to dismiss the complaint and certified the case as a class action for all of the claims except for the claim under the Georgia Securities Act.

     On March 24, 2004, the Fulton County Superior Court in Atlanta, Georgia approved the stipulation and agreement of settlement. The settlement was within our directors' and officers' liability insurance; and accordingly, our insurance provider has paid this settlement. There is no further obligation by us for this matter except for certain legal costs that were denied by our insurance carrier. As of December 31, 2003, we had accrued $4,430 of such costs.

     We are subject to other legal proceedings and claims that have arisen in the ordinary course of our business; however, we believe that the ultimate resolution of these matters and the shareholders' lawsuit will not have a material adverse effect on our consolidated financial statements taken as a whole.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the last quarter of 2003.

                                    PART II.

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Price Information

     Our common stock is listed on the Nasdaq SmallCap Market, where it has traded since it was transferred from the Nasdaq National Market on January 31, 2003. The following table sets forth the high and low sales price of our common stock for each quarter during the last two years, as reported by the Nasdaq Stock Market:

                                                                                          High          Low
                                                                                          -----        -----
Twelve Months Ended December 31, 2002
Quarter ended March 31, 2002........................................................      $4.80        $2.81
Quarter ended June 30, 2002.........................................................      $3.96        $1.10
Quarter ended September 30, 2002....................................................      $1.25        $0.50
Quarter ended December 31, 2002.....................................................      $1.33        $0.25

Twelve Months Ended December 31, 2003
Quarter ended March 31, 2003........................................................      $1.30        $0.35
Quarter ended June 30, 2003.........................................................      $1.74        $0.80
Quarter ended September 30, 2003....................................................      $2.19        $1.12
Quarter ended December 31, 2003.....................................................      $2.69        $1.42


     At March 1, 2004 there were 160 record holders of our common stock.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto presented elsewhere in this Annual Report on Form 10-KSB.

Overview

     We specialize in the creation and delivery of interactive health content that can be used by a broad range of healthcare consumers - from those with low health literacy to those who play an active and ongoing role in their personal health management. Our products can be used for learning about general health concerns, specific diseases and treatments, surgical procedures, drug information, specialty health subjects such as women's health and children's health, nutrition, alternative medicine and more.

     Our health content products meet rigorous editorial standards. We employ two physicians and use an extensive network of physicians and specialists who are continually reviewing and updating our information. We add to our content library when needed such as when important health issues arise (for example, the recent SARS outbreak) or when our customers request specific products to support their product and service offerings. Our health information is accredited by URAC, an industry leading accreditation organization, and we are a founding member of Hi-Ethics, a coalition of the most widely referenced health websites and information providers committed to developing industry standards for the quality of consumer health information.

     We sell our health content products primarily through annual licensing agreements to many different types of healthcare and health-related organizations including hospitals, managed care organizations, pharmaceutical companies, disease management vendors, health-oriented Internet websites, healthcare technology companies and large employers. Our products can be incorporated into a customer's website, imbedded in healthcare applications such as an electronic medical record or disease management applications, contained in a printed format, or combined with other products that may be offered to a healthcare consumer.

     Over the past two years we have seen a significant shift in our ability to secure new business in healthcare. We believe that the quality of our products, the depth and breadth of the digital assets we own, and the solutions we provide to address issues such as low health literacy, well position us for future growth.

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

--   Revenue Recognition

          We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," as amended by SAB 101A and 101B and as revised by SAB 104, "Revenue Recognition" and Statement of Position No. 97-2, "Software Revenue Recognition." Accordingly, we recognize revenue when: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

          We generate revenues mainly in two ways - Internet-based licensing and product sales. Internet revenues consist primarily of license fees that usually consist of an annual, up-front fee that is initially recorded as deferred revenue. This revenue is recognized ratably over the term of the license agreement beginning after delivery has occurred, upon customer acceptance or live date and, when we have determined that the fees from the agreement are fixed and determinable and there are no significant return or acceptance provisions. For Internet revenue arrangements in which we sell through a reseller, we do not recognize any revenue until an agreement has been finalized between the customer and our authorized reseller and the content has been delivered to the customer by our reseller. Revenue is not recognized under any circumstances, unless collectibility is deemed probable. Revenues from product sales represent the sales of CD-ROM and other offline products and revenues earned under certain royalty agreements. Revenues from product sales are generally recognized at the time title passes to customers, distributors or resellers. Revenues from royalty agreements are recognized as earned based upon performance or product shipment.

--   Sales Returns Allowances and Allowance for Doubtful Accounts

          Significant management judgments and estimates must be made in connection with establishing the sales returns and other allowances in any accounting period. Management must make estimates of potential future product returns related to current period product revenue. Allowances for estimated product returns are provided at the time of sale. We evaluate the adequacy of allowances for returns primarily based upon our evaluation of historical and expected sales experience and by channel of distribution. The judgments and estimates of management may have a material effect on the amount and timing of our revenue for any given period.

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

--   Capitalized Software Product and Content Development Costs

          We capitalize software product and content development costs in accordance with Financial and Accounting Standards Board ("FASB") Statement No. 86 ("FAS 86"), "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." This statement specifies that costs incurred internally in creating a computer software product shall be charged to expense when incurred as research and development until technological feasibility has been established for the product. Technological feasibility is established upon completion of all planning, designing, and testing activities that are necessary to establish that the product can be produced to meet its design specifications including functions, features, and technical performance requirements. We cease capitalization of internally developed software when the product is made available for general release to customers and thereafter, any maintenance and customer support is charged to expense when related revenue is recognized or when those costs are incurred. We amortize such capitalized costs as cost of sales on a product-by-product basis using the straight-line method over a period of two years. We continually evaluate the recoverability of capitalized costs and if the successes of new product releases are less that we anticipate then a write-down of capitalized costs may be made which could adversely affect our results in the reporting period in which the write-down occurs.

          We also capitalize software development costs in accordance with the American Institute of Certified Public Accountants Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This statement specifies that computer software development costs for computer software intended for internal use occurs in three stages: (1) the preliminary project stage, where costs are expensed as incurred, (2) the application development stage, where costs are capitalized, and (3) the post-implementation or operation stage, where again costs are expense as incurred. We cease capitalization of developed software for internal use when the software is ready for its intended use and placed in service. We amortize such capitalized costs as cost of sales on a product-by-product basis using the straight-line method over a period of three years. We continually evaluate the usability of the products that make up our capitalized costs and if certain circumstances arise such as the introduction of new technology in the marketplace that management intends to use in place of the capitalized project, then a write-down of capitalized costs may be made which could adversely affect our results in the reporting period in which the write-down occurs.

--   Inventory

          We record reserves for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

--   Legal Contingencies

          We are subject to certain legal proceedings in the normal course of business. Currently we do not believe that these matters will have a material impact on our financial results or financial position. This conclusion is based primarily on our insurance coverage for these matters. It is possible, however, that future results of operations for any particular quarter or annual period could be materially affected by changes in assumptions or other circumstances involving these legal matters.

--   Goodwill and Intangible Assets

          We have recorded goodwill in connection with our acquisition of Integrative Medicine Communications, Inc. ("IMC") in 2001 and Nidus Information Services, Inc. ("Nidus") in 2002. In July 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets."

          SFAS 141 requires the purchase method of accounting for all business combinations and that certain acquired intangible assets in a business combination be recognized as assets separate from goodwill. We have applied SFAS 141 in our allocation of the purchase price to the IMC acquisition and to the Nidus acquisition.

          SFAS 142 requires that goodwill and other intangibles that have an indefinite life are no longer to be amortized but are to be tested for impairment at least annually. In assessing impairment we must make judgments and assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective net assets. Other factors that could cause impairment could result from a significant decline in our stock price for a sustained period and our market capitalization relative to net book value. If these estimates or their related assumptions change in the future, we may be required to record an impairment charge for the recorded goodwill. We conducted the impairment test for fiscal 2003 and concluded no impairment had occurred. Since we did not have any goodwill recorded prior to the IMC and Nidus acquisitions, the provision of SFAS 142 requiring companies to stop amortizing goodwill will have no impact on our ongoing operating results or the comparability of such results with prior periods.

--   Income Taxes

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

--   Variable Stock Options

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

          The adoption of FIN 44 did not have a material impact on our financial position or results of operations. This interpretation requires variable accounting treatment for options that have been modified from their original terms. Accordingly, compensation cost shall be adjusted for increases or decreases in the intrinsic value of the modified awards in subsequent periods and until the awards have been exercised, forfeited, or expired. As of December 31, 2003, we have 231,400 outstanding options with an exercise price of $5.25 that are considered variable under this interpretation. Because the stock price since the effective date of July 1, 2000 has been below $5.25, we have not recorded any compensation cost related to the re-priced options issued on January 14, 1999. Should our stock price climb above $5.25 our operating results will be affected until the stock options are either exercised or forfeited and could adversely affect any reporting period in which the variable accounting is required. Any charges that result from these variable options would be non-cash operating expenses and will be reported on a separate line item.

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

     In December 2003, the Securities and Exchange Commission released Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB 104"). SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101, "Revenue Recognition in Financial Statements" related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." We have assessed the impact of SAB 104 and concluded that the adoption of SAB 104 by us did not have a material impact on our financial statements.

     The following selected financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

                                                                                        Twelve Months Ended      Nine
                                                                                             December 31,       Months
                                                                                                                 Ended
                                                                                                                December
                                                                                                                   31,
                                                                                   2003    2002   2001    2000    1999
                                                                                  (In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
   Net revenues...........................................................        $7,889  $8,924 $8,946  $8,621  $3,144
   Costs and expenses:
   Costs of revenues......................................................         1,668   1,478  1,588     742     551
   General and administrative.............................................         1,774   2,451  2,156   3,323   2,997
   Product and content development........................................         1,375   2,476  2,243   4,091   5,015
   Sales and marketing....................................................         1,743   2,782  1,961   2,958   2,680
   Depreciation and amortization..........................................           767     909    820   2,410     764
   Restructuring..........................................................            --      --     --     733   1,049
   Total costs and expenses...............................................         7,327  10,096  8,768  14,257  13,056
   Operating income (loss)................................................           562  (1,172)   178  (5,636) (9,912)
   Interest income (expense), net.........................................            46      66     99    (987)    158
   Realized loss and impairment of investment securities..................            --    (176)  (146) (1,105)     --
   Realized gain on sale of assets, net...................................            --      --  1,808      --      --
   Income (loss) before income taxes, minority interest and
    equity in net losses of affiliate.....................................          $608 $(1,282)$1,939 $(7,728)$(9,754)
   Income taxes...........................................................            --      --     --      --      --
   Income (loss) before minority interest and equity in net
    losses of affiliate...................................................          $608 $(1,282)$1,939 $(7,728)$(9,754)
   Minority interest in consolidated subsidiary...........................            --      --     --      --     175
   Equity in net losses of affiliate......................................            --    (248)  (342)   (126)     --

   Net income (loss)......................................................          $608 $(1,530)$1,597 $(7,854)$(9,579)

   Basic net income (loss) per share......................................         $0.08  $(0.22) $0.25  $(1.42) $(2.04)

   Weighted average number of common shares and share
    equivalents outstanding, basic........................................         7,306   7,107  6,453   5,536   4,707

   Diluted net income (loss) per share....................................         $0.07  $(0.22) $0.24  $(1.42) $(2.04)

   Weighted average number of common shares and share
    equivalents outstanding, diluted......................................         8,169   7,107  6,555   5,536   4,707


                                                                                                December 31,

                                                                                   2003    2002   2001    2000    1999
                                                                                             (In thousands)
BALANCE SHEET DATA:
   Cash and short-term investments........................................        $4,554  $2,220 $2,878  $1,666  $1,477
   Accounts receivable-net................................................         1,407   1,288  1,949   1,046     828
   Total current assets...................................................         6,355   3,838  5,436   3,259   3,544
   Goodwill...............................................................         2,043   2,043  1,474      --      --
   Total assets...........................................................        10,496   8,691  9,861   6,817   7,736
   Deferred revenue.......................................................         2,295   1,916  1,621   2,479     731
   Short-term debt........................................................            11      19     34     188     733
   Total liabilities......................................................         2,976   2,679  2,688   4,162   4,359
   Total shareholders' equity.............................................         7,520   6,012  7,173   2,655   3,377
   Working capital (deficiency)...........................................         3,415   1,206  2,756    (903)   (815)

Quarterly Financial Information

     The following tables set forth summary earnings data for each quarter of the last two years:

                                                    2003
                                             Three Months Ended
                              March 31    June 30    September 30    December 31
                                   (In thousands, except per share data)

Operating revenues              $2,344     $1,934          $1,873        $1,738
Operating income                   288        113              76            85
Net income                         299        126              86            97
Earning per share basic          $0.04      $0.02           $0.01         $0.01
Earning per share diluted        $0.04      $0.02           $0.01         $0.01


                                                    2002
                                             Three Months Ended
                              March 31    June 30    September 30    December 31
                                   (In thousands, except per share data)

Operating revenues              $2,108     $2,153          $2,283        $2,380
Operating income                  (199)      (570)           (318)          (85)
Net income                        (230)      (563)           (419)         (318)
Earning per share basic and
 diluted                        $(0.03)    $(0.08)         $(0.06)       $(0.05)


Results of Operations

     The following table sets forth for the periods indicated the percentages of our net revenues represented by each line item:

                                             Twelve Months          Twelve Months         Twelve Months
                                                 ended                  ended                 ended
                                           December 31, 2003      December 31, 2002      December 31, 2001
                                           ---------------------------------------------------------------

Net revenues.............................               100%                   100%                   100%
Cost and expenses:
 Cost of revenues........................               21.1                   16.6                   17.8
 General and administrative..............               22.5                   27.5                   24.1
 Product and content development.........               17.4                   27.7                   25.1
 Sales and marketing.....................               22.1                   31.2                   21.9
 Depreciation and amortization...........                9.7                   10.2                    9.1
                                           ---------------------------------------------------------------

 Total costs and expenses................               92.8                  113.2                   98.0
                                           ---------------------------------------------------------------


Operating income (loss)..................               7.2%                (13.2%)                   2.0%


Twelve months ended December 31, 2003 compared to twelve months ended December 31, 2002

     Total net revenues decreased $1,035,000, or 11.6%, to $7,889,000 for 2003 compared to $8,924,000 for 2002.

     Revenues from the healthcare industry increased $1,317,000, or 45.2%, to $4,231,000 for 2003 compared to $2,914,000 for 2002. Our products for the healthcare industry target a broad range of businesses including hospitals and hospital systems, managed care organizations, healthcare technology companies, and pharmaceutical companies. We believe we are well positioned to grow our business in healthcare as the demand for health information grows and as content becomes an increasingly important business driver within the healthcare industry. We have also undertaken technological initiatives to enable our content products to be used in broader applications within the healthcare industry such as electronic medical records and other point-of-care applications. These initiatives as well as our continuing efforts to expand our presence in the healthcare industry contributed to the increase in healthcare industry revenues during 2003. As a percent of total revenues, revenues from the healthcare industry increased to 53.6% for 2003 compared to 32.7% for 2002.

     Revenues from the Internet market decreased $1,770,000, or 44.7%, to $2,186,000 for 2003 compared to $3,956,000 for 2002. The Internet market includes Internet portals and large media-related websites that host a variety of consumer-oriented content and services. The decrease in our Internet revenues was primarily due to the expiration of a license agreement we had with WebMD Corp. during the first quarter of 2003, which accounted for approximately 7% of our revenues during 2003 and 26% of our revenues during 2002. As a percent of total revenues, revenues from the Internet market decreased to 27.7% during 2003 compared to 44.3% for 2002.

     Revenues from the education market decreased $585,000, or 29.1%, to $1,425,000 for 2003 compared to $2,010,000 for 2002. Education market revenues consist primarily of CD ROM-based product sales. The decrease in our education market revenues was primarily associated with a $338,000 decrease in sales of our online subscription products due to expense reductions within our customers' budgets, net of a $9,000 increase in revenue from license agreements. Also, attributable to this decrease was a $261,000 decrease in sales of our CD ROM-based product, attributable primarily to an aging product line. We are currently in development for a major upgrade to our flagship product for education, A.D.A.M. Interactive Anatomy, which we expect to release in the summer of 2004. This decrease in education revenue also includes the recognition of $136,000 of revenue from the IMC Consult newsletter during 2003. During the fourth quarter of 2002, we transferred to a company that publishes another newsletter all of our rights under subscription agreements relating to the IMC newsletter commencing with the January 2003 issue. As of December 31, 2003, we do not have any deferred revenue related to the IMC Consult newsletter, and we no longer have any obligations in relationship to the IMC Consult newsletter. As a percent of total net revenues, net revenues from the education market decreased to 18.1% for 2003 compared to 22.5% for 2002.

     Cost of revenues increased $190,000, or 12.9%, to $1,668,000 for 2003 compared to $1,478,000 for 2002. Cost of revenues includes shipped product components, packaging and shipping costs, newsletter printing costs, distribution license fees, royalties, and amortization of capitalized software product and content development costs. This increase was the result of a $407,000 increase in distribution license fees from the sales of our Spanish language products and the sales of our third party licensing agreement products. This increase was offset by a $87,000 decrease in our IMC cost of revenues due to the transfer of subscription rights of the IMC newsletter to another publisher, a $66,000 decrease in our cost of goods sold related to our CD ROM products, a $60,000 decrease in software product and content development amortization due to capitalized products and content being fully amortized, and a $4,000 decrease in fees for updates and printing expenses relating to our Well-Connected content. As a percent of total revenues, cost of revenues increased to 21.1% for 2003 compared to 16.6% for 2002.

     General and administrative expenses decreased $677,000, or 27.6%, to $1,774,000 for 2003 from $2,451,000 for 2002. This decrease was primarily attributable to a $250,000 decrease of royalty expense and settlement charges related to an affiliate (see "Liquidity and Capital Resources"), a $186,000 decrease in our rent expense due to the new lease for our Atlanta office, a $166,000 decrease in legal fees pertaining to the shareholder class action lawsuit, corporate and miscellaneous matters, securities, and trademarks. Also, contributing to this decrease was a $102,000 decrease in administration expenses due to the closing of our IMC office located in Boston during 2003, a $69,000 decrease in bad debt expense due to an increase in collectibility of our account receivables, a $33,000 decrease in taxes and licenses expense pertaining to property tax and business license reductions, a $24,000 decrease in salaries and overall general and administration expenses due to headcount reductions during 2002 due to management's continuing cost reduction measures, and a $15,000 decrease in our accounting fees. This decrease was offset by a $71,000 increase in fees associated with Nasdaq and investor relation expenses, a $53,000 increase in consulting fees associated with the Restricted Common Stock Purchase Agreement, a $30,000 increase in our general insurance expenses due to higher premium rates, and a $14,000 increase in our legal fees pertaining to our content licensing agreements. As a percent of total revenues, general and administrative costs decreased to 22.5% for 2003 compared to 27.5% for 2002.

     Product and content development costs decreased $1,101,000, or 44.5%, to $1,375,000 for 2003 from $2,476,000 for 2002. This decrease was primarily attributable to a $594,000 decrease in salary and consulting expenses and a $145,000 decrease in overhead expenses and overall general expenses due to reductions in headcount during 2002 and management's continuing cost reduction measures. Also, contributing to this decrease was a $172,000 decrease in consulting, editorial review, and salary expenses due to the transfer of subscription rights of the IMC Consult newsletter to another publisher, as described above, and an $81,000 decrease in content acquisition. This decrease was offset by a $109,000 decrease in capitalized expenses of internally developed products. As a percent of total revenues, product development costs decreased to 17.4% for 2003 compared to 27.7% for 2002.

     Sales and marketing expenses decreased $1,039,000, or 37.3%, to $1,743,000 for 2003 from $2,782,000 for 2002. This decrease was primarily attributable to a $314,000 decrease in salaries and consulting expenses and a $116,000 decrease in overhead and overall general expenses due to reductions in headcount during 2002 and management's continuing cost reduction measures and a $291,000 decrease in sales expenses due to the closing of our IMC office located in Boston during 2003. Also, attributable to this decrease was a $158,000 decrease in direct mail campaign expenses due to the transfer of subscription rights of the IMC Consult newsletter to another publisher, as described above, a $94,000 decrease in advertising expenses, an $84,000 decrease in trade show expenses, and a $36,000 decrease in travel expenses. This decrease was offset by a $54,000 increase in commissions and bonuses due to a revision of sales incentives. As a percent of total revenues, sales and marketing expenses decreased to 22.1% for 2003 compared to 31.2% for 2002.

     Depreciation and amortization expenses decreased $142,000, or 15.6%, to $767,000 for 2003 from $909,000 for 2002. This decrease was primarily attributable to a $207,000 decrease in the depreciation of fixed assets. This decrease was offset by a $65,000 increase due to the amortization of purchased intellectual content and purchased customer contracts. As a percent of total revenues, depreciation and amortization expenses decreased to 9.7% for 2003 compared to 10.2% for 2002.

     Interest income, net, decreased $20,000, or 30.3%, to $46,000 for 2003, as compared to interest income of $66,000 for 2002. This decrease was primarily attributable to a decrease in interest income of $19,000 due to a decrease in interest earned of $17,000 from a note receivable during 2003 compared to 2002 and a $2,000 decrease in interest income due to the declining prime interest rate. This decrease was offset by a $1,000 decrease in interest expense due to the expiration of several of our capital leases.

     For 2003, no provision was made for income taxes, as we had sufficient net operating loss carry forwards to offset taxable income. We currently meet the requirements for the small corporation exemption for Alternative Minimum Tax purposes. As of December 31, 2003, we continue to maintain a valuation allowance against our total net deferred tax asset balance.

     We did not record any impairment charges during 2003. During 2002, we recorded an impairment charge totaling $176,000 for our equity investment in ThePort Network, Inc. ("ThePort") and our cost investment in BeBetter Networks, Inc. This impairment charge was recorded due to continuing losses and our decision to terminate our subscription fee agreement with ThePort.

     The results of operations of ThePort have been accounted for as equity investment and accordingly, we recorded our share of ThePort's results of operations in our consolidated financial statements for 2002. We recorded our share of ThePort's losses of approximately $248,000 for the twelve months ended December 31, 2002. As of December 31, 2003 and December 31, 2002, the carrying value of this investment was $0. Since the carrying value of this investment is $0 and we have no future obligations to fund ThePort, we did not report any of ThePort's results of operations in our consolidated financial statements for 2003.

     As a result of the above, we had net income of $608,000, or $0.08 per share, for 2003 compared to a net loss of $1,530,000, or $0.22 per share, for 2002.

Twelve months ended December 31, 2002 compared to twelve months ended December 31, 2001

     Total net revenues decreased $22,000, or 0.2%, to $8,924,000 for 2002 compared to $8,946,000 for 2001.

     Revenues from the healthcare industry increased $1,797,000, or 160.9%, to $2,914,000 for 2002 compared to $1,117,000 for 2001. Our products for the healthcare industry target a broad range of businesses including hospitals and hospital systems, managed care organizations, healthcare technology companies and pharmaceutical companies. Our decision to expand our presence in the healthcare industry and the inclusion of $287,000 of revenues from sales of IMC and Nidus licensed products contributed to the increase in healthcare industry revenues during 2002. As a percent of total revenues, revenues from the healthcare industry increased to 32.7% for 2002 compared to 12.5% for 2001.

     Revenues from the Internet market decreased $1,851,000, or 31.9%, to $3,956,000 for 2002 compared to $5,807,000 for 2001. The Internet market includes large Internet websites that host a variety of consumer-oriented content and services. The decrease in our Internet revenues was primarily associated with the loss of customers as a result of bankruptcy or loss of funds including Dr. Koop Lifecare Corp. This decrease was partially offset by the inclusion of $666,000 of revenues from sales of IMC and Nidus licensed products during 2002. As a percent of total revenues, revenues from the Internet market decreased to 44.3% during 2002 compared to 64.9% for 2001. We anticipate that revenues from the Internet market will continue to decrease. One large customer, from whom we generated $2,346,000 of revenues during 2002, did not renew its license agreement when the agreement expired in March 2003.

     Revenues from the education market increased $31,000, or 1.6%, to $2,010,000 for 2002 compared to $1,979,000 for 2001. The education market revenues consist primarily of CD ROM-based product sales. The increase is primarily attributable to the inclusion of revenues in the education market of $351,000 from sales of IMC and Nidus licensed products during 2002. This increase was partially offset by a decrease in revenues from the education market due to the sale of our 50% ownership interest in the intellectual property rights associated with the A.D.A.M./Benjamin Cummings Interactive Physiology series of educational products to Pearson PLC during 2001. As a percent of total net revenues, net revenues from the education market increased to 22.5% for 2002 compared to 22.1% for 2001.

     Cost of revenues decreased $110,000, or 6.9%, to $1,478,000 for 2002 compared to $1,588,000 for 2001. Cost of revenues includes shipped product components, packaging and shipping costs, newsletter printing costs, distribution license fees, royalties, and amortization of capitalized software product and content development costs. These decreases were primarily the result of the amortization and write off during 2001 of older technology acquired in 2000 and the decreased royalties payable to third parties due to the sale of our 50% ownership interest in the intellectual property rights associated with the A.D.A.M./Benjamin Cummings Interactive Physiology series of educational products to Pearson PLC during 2001. These decreases were offset by an increase in our royalty fees from the sales of our Spanish language products and costs associated with the operations of IMC and Nidus during 2002. As a percent of total revenues, cost of revenues decreased to 16.6% for 2002 compared to 17.8% for 2001.

     General and administrative expenses increased $295,000, or 13.7%, to $2,451,000 for 2002 from $2,156,000 for 2001. This increase is primarily attributable to $250,000 of royalty expense and settlement charges related to an affiliate (see "Liquidity and Capital Resources"), $203,000 increase in legal and accounting expenses pertaining to an outstanding lawsuit and the acquisitions of IMC and Nidus, an increase in bad debt expense of $115,000, and increased general administration costs of $95,000 due to the acquisitions of IMC and Nidus. These increases were partially offset by a $136,000 decrease in salary expenses in the 2002 period due to a decrease in headcount in the Atlanta office and a decrease in non-cash stock compensation charges of $143,000. Additionally, 2001 included an $86,000 loss associated with the closing of our San Francisco office. As a percent of total revenues, general and administrative costs increased to 27.5% for 2002 compared to 24.1% for 2001.

     Product and content development costs increased $233,000, or 10.4%, to $2,476,000 for 2002 from $2,243,000 for 2001. This increase is primarily attributable to an increase of $435,000 due to additions of the product and development costs of IMC and Nidus. This increase was partially offset by capitalization of internally developed products of $656,000 in 2002, decreased editorial expenses, and decreased production expenses related to the discontinuance of operations of the DrGreene.com website in the third quarter of 2001. As a percent of total revenues, product development costs increased to 27.7% for 2002 compared to 25.1% for 2001.

     Sales and marketing expenses increased $821,000, or 41.9%, to $2,782,000 for 2002 from $1,961,000 for 2001. This increase is primarily attributable to the acquisition of IMC and Nidus, which increased sales and marketing expenses $600,000 during 2002. Also, this increase is partially attributable to an increase of $223,000 resulting from increased staffing and marketing efforts in the healthcare industry during 2002. As a percent of total revenues, sales and marketing expenses increased to 31.2% for 2002 compared to 21.9% for 2001.

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

     No provision for income taxes was reflected for 2002 as we had net losses during the period. During 2002, we did meet the requirements for the small corporation exemption for Alternative Minimum Tax purposes. For 2001, no provision was estimated for income taxes, as we had sufficient net operating loss carry forwards to offset taxable income. As of December 31, 2002, we continued to maintain a valuation allowance against our total net deferred tax asset balance.

     We recorded an impairment charge totaling $176,000 during 2002 for our equity investment in ThePort Network, Inc. ("ThePort") and our cost investment in BeBetter Networks, Inc. This impairment charge was recorded due to continuing losses and our decision to terminate our subscription fee agreement with ThePort. Please see "Liquidity and Capital Resources" below. During 2001, we recorded an investment loss of $146,000 due to the difference in the book value of investment securities held at the end of 2000 and the amount realized from their sale in 2001.

     The results of operations of ThePort have been accounted as an equity investment and accordingly, we recorded our share of ThePort's results of operations in our consolidated financial statements for 2002 and 2001. We recorded our share of ThePort's losses of approximately $248,000 for the twelve months ended December 31, 2002 and our share of ThePort's losses of approximately $342,000 for the twelve months ended December 31, 2001. At December 31, 2002, the carrying value of this investment was approximately $0.

     As a result of the above, we had net loss of $1,530,000 for 2002 compared to a net income of $1,597,000 for 2001.

Liquidity and Capital Resources

     As of December 31, 2003, we had cash and cash equivalents of $4,554,000 and working capital of $3,415,000.

     For 2003, we had net income as a result of decreased operating expenses. Operating expense levels, excluding potential non-recurring, non-cash charges, have been decreasing as reflected in the results of operations for the twelve months ended December 31, 2003. We expect costs to remain relatively constant in relation to the current levels of revenues for the foreseeable future due to our cost control measures that were implemented in the later half of 2002. We anticipate continued current levels of investment for product and content development, improvement of existing and development of new technologies, infrastructure development and product marketing and sales efforts. However, we will also continue to evaluate opportunities that create efficiencies, consolidate operating costs and reduce overhead such that overall operating expense levels remain controlled.

     Cash provided by operating activities increased to $2,130,000 during 2003 as compared to cash provided by operating activities of $1,022,000 during 2002. As a result of net income and a decrease in accounts payable and accrued liabilities and a decrease in inventory, we recognized benefits of our cost control measures implemented in the later half of 2002 as it relates to cash flows. The benefits were offset by an increase in deferred revenues and accounts receivable primarily due to an increase in the number of healthcare industry license agreements during 2003 and a net decrease in non-cash expenses such as depreciation and amortization.

     Cash used in investing activities was $624,000 during 2003 as compared to cash used in investing activities of $923,000 during 2002. Cash used by investing activities in 2003 was due primarily to the costs associated with software product and content development. Cash used by investing activities in 2002 was due primarily to the equity investment in ThePort, the acquisition of IMC and Nidus, and costs associated with software product and content development. During 2003, our purchases of property and equipment increased $35,000 as compared to 2002.

     Cash provided by financing activities increased to $828,000 during 2003 as compared to cash used in financing activities of $757,000 during 2002. The primary financing activities impacting cash flows in 2003 related to additional common stock sales under the Common Stock Purchase Agreement entered into in 2002 with Fusion Capital Fund (described below) and common stock sales under the Restricted Common Stock Purchase Agreement entered into in 2003 with James T. Atenhan and Victor P. Thompson (also described below), which resulted in $833,000 of cash. In 2002, the primary financing activity affecting cash flows related to the repurchase of common stock from one shareholder in a private transaction that resulted in a use of $717,000 of cash.

     On February 15, 2003, we entered into a Restricted Common Stock Purchase Agreement with James T. Atenhan and Victor P. Thompson (each a "Purchaser") in connection with a consulting agreement with a financial services firm controlled by the Purchasers. Each Purchaser purchased 37,500 shares of our common stock at a purchase price of $.40 per share. The purchase price of our common stock was discounted from the $.78 market price on the date we entered into the agreement. In connection with the sale, we recorded deferred compensation expense for services of $28,500. This deferred compensation was expensed over the six-month service period.

     On August 1, 2003, we entered into a second Restricted Common Stock Purchase Agreement with the Purchasers in connection with a twelve-month extension of the consulting contract. Each Purchaser purchased 38,889 shares of our common stock at a purchase price of $.90 per share. The purchase price was discounted from the $1.86 market price on the date we entered into the agreement. In connection with the sale, we recorded deferred compensation expense for services of $74,667. This deferred compensation expense is being expensed over the twelve-month service period which began September 1, 2003. As of December 31, 2003, the remaining deferred compensation expense for services was approximately $50,000.

     On May 22, 2002, we entered into a Common Stock Purchase Agreement with Fusion Capital Fund II, LLC. Pursuant to this agreement, Fusion Capital agreed to purchase up to an aggregate of $12,000,000 of our common stock. We have the right to sell up to $15,000 of our common stock per trading day under this agreement unless our stock price equals or exceeds $7.00, in which case the daily amount may be increased at our option. Fusion Capital is not obligated to purchase any shares of our common stock on any trading days that the market price of our common stock is less than $1.00. Since we registered 3,500,000 shares for sale to Fusion Capital pursuant to the agreement, the selling price of our common stock to Fusion Capital will have to average at least $3.43 per share for us to receive the maximum proceeds of $12,000,000 without registering additional shares of common stock, which we have the right but not the obligation to do. Assuming a purchase price of $1.00 per share and the purchase by Fusion Capital of the full 3,500,000 shares under the agreement, proceeds to us would be $3,500,000. If we sell more than the 1,352,100 shares to Fusion Capital (19.99% of our outstanding shares as of May 22, 2002, the date of the agreement, exclusive of the 160,000 shares issued to Fusion Capital as a commitment fee), we would first be required to seek shareholder approval of the agreement under Nasdaq rules. We may, but are under no obligation to, request our shareholders to approve the agreement. We may terminate the agreement at any time, and Fusion Capital may terminate the agreement at any time after approximately 40 months following the date the purchase obligation under the agreement became effective. During 2003, we sold 486,566 shares for $733,000, under this agreement.

     On December 31, 1999, we issued two notes, in exchange for $500,000 each, from one of our officer-directors and a commercial bank. These notes accrued interest at 10% per annum with principal and interest due initially on December 31, 2000. The terms of these notes allowed for an extension of nine months, to September 30, 2001 at the option of the holders. We issued warrants to purchase 85,000 shares of common stock to the lenders in conjunction with the issuance of the notes and the related extensions pursuant to the original terms of the notes. The warrants are exercisable at any time at the option of the holders through December 31, 2005 and entitled the holders to purchase an equal number of common shares at a weighted-average price of $7.63 per share. We paid the note and interest earned in full to the commercial bank in 2000 and paid the note and interest in full to our Chief Executive Officer in 2001.

     During 2002 and 2001, we acquired additional preferred stock interests in ThePort, for $250,000 and $275,000 in cash, respectively. During 2002, we also accepted 196,616 shares of common stock of ThePort valued at approximately $49,000 pursuant to the sublease agreement ThePort signed with us (see paragraph below). As of December 31, 2003, we have an approximate 34% voting interest in ThePort. Our voting interest increased from December 31, 2002 due to our Series B preferred stock investment being converted into common stock at a one-to-five conversion rate. As of December 31, 2003 and December 31, 2002, the carrying value of this investment was $0. We have no future obligations to fund ThePort.

     In connection with this preferred stock investment in 2001, we entered into a five-year agreement that provided us exclusive distribution rights to ThePort's products within the healthcare industry. As of December 31, 2001, we had pre-paid $125,000 of the contract fee to be applied against future subscription fees. We had committed to generate $1,500,000 in subscription fees during the initial term of the agreement. The initial term of the agreement commenced on August 20, 2001 and was to continue for five years from that date. On February 14, 2003, ThePort agreed to accept an additional payment of $125,000 from us, which released us from the minimum guarantee in its entirety. ThePort is entitled to retain the $125,000 pre-payment previously made and we are granted non-exclusive rights to ThePort's products within the healthcare industry.

     On April 10, 2002, for a term beginning on November 1, 2001, we signed an 8-month sublease agreement with ThePort. We received 14,044 shares of ThePort's common stock monthly over the term of the agreement, which rate was determined based upon the fair market value of the leased space and ThePort common stock as of April 10, 2002. After the expiration of the sublease on June 30, 2002, we continued to sublease this space to ThePort on a month-to-month basis for the same monthly consideration until December 31, 2002. Since then, we have not received any type of consideration as lease payments.

     On May 30, 2001, we received a full-recourse promissory note from our Chief Executive Officer for approximately $341,000 (the "Exercise Note") for the exercise of 150,000 options at $1.94 per share and a $50,000 promissory note (the "Tax Note") in connection with a loan to our Chief Executive Officer to pay taxes related to the stock exercise. The notes accrue interest of 6.25% per annum and are due in full on or before May 29, 2006. Part of the Exercise Note, $291,000, is secured by 150,000 shares of our common stock and is recorded in shareholders' equity. As of December 31, 2003, all of the approximately $55,000 of interest accrued on both notes had been paid and $11,000 of principal had been paid with respect to the Tax Note, leaving a remaining balance of $39,000 (see paragraph below).

     On October 1, 2002, we entered into an amended and restated employment agreement with our Chief Executive Officer, which was corrected on March 17, 2004. The employment agreement as amended provides for a base salary and bonuses of approximately $289,000 in the event that our Chief Executive Officer remains in our employment as of the bonus payment dates through May 2006. During the year ended December 31, 2003, our Chief Executive Officer earned and received bonus payments totaling $78,866, which were applied towards accrued interest and the outstanding note receivable balance.

     We have also entered into certain agreements to license content for our services from various unrelated third parties. We also have contractual obligations at December 31, 2003, relating to real estate, capital and operating lease arrangements.

     Total payments due and estimated under license payments and real estate, operating and capital leases and total bonus amounts due under an employment agreement are listed below:

                                 License         Annual       Real Estate
           Year                 Agreements       Bonus           Leases       Operating Leases     Capital Leases    Total
--------------------------      ----------     ----------     -----------     ----------------     --------------  ---------

   2004..................        $210,000              0        225,000               33,000             15,000     483,000
   2005..................        $100,000       $105,000        229,000                3,000             15,000     452,000
   2006..................               0       $105,000        234,000                    0             15,000     354,000
   2007..................               0              0        239,000                    0             11,000     250,000
   2008..................               0              0        182,000                    0                  0     182,000

     We believe that cash on hand, together with anticipated cash flow from operations and the proceeds already realized from the Common Stock Purchase Agreement described above will be sufficient to meet our working capital needs through December 31, 2004. However, we may be required to raise additional funds in order to accelerate development of new and existing services and products, to respond to competitive pressures or to possibly acquire complementary products, businesses or technologies. There can be no assurance that any required additional financing will be available on terms favorable to us, or at all. If additional funds are raised by the issuance of equity securities, our shareholders may experience dilution of their ownership interest and these securities may have rights senior to those of the holders of the common stock. If additional funds are raised by the issuance of debt securities, we may be subject to certain limitations on our operations, including limitations on the payment of dividends. If adequate funds are not available or not available on acceptable terms, we may be unable to take advantage of acquisition opportunities, develop or enhance services or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

Off Balance Sheet Arrangements

     We do not have any off balance sheet arrangements as of December 31, 2003.

Recent Developments

On January 3, 2003, the Compensation/Stock Option Committee of our Board granted a total of 1,245,000 stock options to our employees and non-employee directors under our 2002 Incentive Stock Option Plan. The options have an exercise price of $.41. Of this total, 656,664, net of forfeitures, became exercisable on January 2, 2004 and by March 1, 2004, 179,966 of these options had been exercised. Of the remaining options granted on January 3, 2003, net of forfeitures, 253,332 options will become exercisable on January 2, 2005 and the balance of the options will become exercisable on January 2, 2006.

ITEM 7. FINANCIAL STATEMENTS

     The following financial statements are included as Exhibit 99.1 of this Report and are incorporated by reference in response to this item.

(1) Financial Statements:
Report of Independent Auditors

Consolidated Balance Sheets at December 31, 2003 and 2002

Consolidated Statements of Operations for the years ended December 31, 2003, 2002, and 2001

Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2003, 2002, and 2001

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002, and 2001

Notes to Consolidated Financial Statements


(2) Consolidated Financial Statement Schedule:
For the twelve months ended December 31, 2003, 2002, and 2001
Schedule II-Valuation and Qualifying Accounts


     All other schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

     An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Operating Officer (our acting Chief Financial Officer), or COO, of the effectiveness of our disclosure controls and procedures as of December 31, 2003. Based on that evaluation, our management, including the CEO and COO, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported as specified in the SEC's rules and forms.

                                    PART III.

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is incorporated herein by reference to our proxy statement for our 2004 Annual Meeting of Shareholders.

ITEM 10. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated herein by reference to our proxy statement for our 2004 Annual Meeting of Shareholders.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this Item is incorporated herein by reference to our proxy statement for our 2004 Annual Meeting of Shareholders.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated herein by reference to our proxy statement for our 2004 Annual Meeting of Shareholders.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The list of exhibits filed with this report appears immediately following the signature page of this report and is incorporated herein by reference.

(b) Reports on Form 8-K. During the quarter ended December 31, 2003, we filed a Form 8-K on October 29, 2003 regarding our press release to announce third quarter results for 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

     During 2003, we were billed $39,000 by our principal accountants for the review of our quarterly financials that were included in our Form 10-QSBs. During 2002, we were billed $34,500 by our principal accountants for the review of our quarterly financials that were included in our Form 10-Qs.

     During 2003, we were billed $35,000 and we accrued $52,000 for the audit of our annual financial statements that are included in this Form 10-KSB. We were billed $72,000 during 2002 for the audit of our annual financial statements that were included in our Form 10-K for 2002.

Audit-Related Fees

     We did not have any billings from our principal accountants for audit-related fees during 2002 or 2003.

Tax Fees

     During 2003, we accrued $28,000 for professional tax services to be rendered by our principal accountants for tax compliance, tax advice, and tax planning in relation to 2003 tax services.

     We were billed $16,909 during 2002 for professional tax services rendered by our principal accountants for 2002 tax services. This amount included $1,320 for services rendered in connection with the preparation of Federal and state extensions, $8,500 for services rendered in connection with the preparation of Federal and Georgia income tax returns for the 2002 tax year, $5,250 for services rendered in connection with the preparation of state and local income tax returns for the states of Connecticut, California, Colorado, Illinois, Massachusetts, New York State and the city of New York, and $1,839 for the allocation of certain overhead expenses including computer software, telephone, and reproduction costs.

All Other Fees

     During 2003, we did not accrue and we were not billed any other fees by our principal accountants.

     For 2002, we were billed $17,500 by our principal accountants for services in connection with our filing of a Form S-3 and a Form S-1.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 26, 2004        A.D.A.M., INC.
                            (Registrant)
                         By:  /s/ Robert S. Cramer, Jr.
                            ----------------------------------------------------
                            Robert S. Cramer, Jr.
                            Chairman of the Board and
                            Chief Executive Officer
                            (principal executive officer)

                         By: /s/ Kevin S. Noland
                            ----------------------------------------------------
                            Kevin S. Noland
                            President, Chief Operating Officer and
                            Corporate Secretary
                            (acting principal financial and accounting officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on March 26, 2004.

        Signature                                  Title
--------------------------------------------------------------------------------


 /s/ Robert S. Cramer, Jr.     Chairman of the Board and Chief Executive Officer
------------------------------
    Robert S. Cramer, Jr.


    /s/ Daniel S. Howe         Director
------------------------------
      Daniel S. Howe


   /s/ John W. McClaugherty     Director
------------------------------
      John W. McClaugherty


 /s/ Francis J. Tedesco, M.D.  Director
------------------------------
    Francis J. Tedesco, M.D.


   /s/ Mark Kishel, M.D.       Director
------------------------------
      Mark Kishel, M.D.

                                  EXHIBIT INDEX

     The following exhibits are filed as part of, or are incorporated by reference into, this report on Form 10-KSB:

Exhibit No.                       Description

          3.1  Articles of Incorporation (incorporated by reference to Exhibit
               3.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999)

          3.2 Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999)

          3.3 Amended and Restated By-Laws (incorporated by reference to the Company's Registration Statement on Form S-1, File No. 33-96864, dated September 12, 1995, as amended)

          10.1 Amended and Restated 1992 Stock Option Plan (incorporated by reference to the Company's Registration Statement on Form S-1, File No. 33-96864, dated September 12, 1995, as amended)

          10.2 401(k) Adoption Agreement and Trust (incorporated by reference to the Company's Registration Statement on Form S-1, File No. 33-96864, dated September 12, 1995, as amended)

          10.3 Amended and Restated Employment Agreement between the Company and Robert S. Cramer, dated October 1, 2002 (the "Cramer Employment Agreement") (incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31,
               2002)

          10.4 Letter agreement regarding calculation of bonus payments under the Cramer Employment Agreement (filed herewith)

          10.5 Employment Agreement between the Company and Kevin S. Noland, dated December 21, 2001 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001)

          10.7 Bridge Note and Warrant Purchase Agreement between Union Street Partners, L.P and Robert S. Cramer, Jr. and the Company dated December 31, 1999 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999)

          10.8 Registration Rights Agreement between Union Street Partners, L.P and Robert S. Cramer, Jr. and the Company dated December 31, 1999 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999)

          10.9 Common Stock Purchase Agreement dated May 22, 2003 between the Company and Fusion Capital Fund II, LLC (incorporated by reference to the Company's Registration Statement of Form S-3, File No. 333-45294, dated September 7, 2000, as amended)

          10.10 2002 Stock Incentive Plan (incorporated by reference to the Company's definitive proxy statement filed on May 24, 2002 in connection with its 2002 Annual Meeting of Shareholders)

          14.1 Code of Ethics (filed herewith)

          21.1 Subsidiaries of the Company (filed herewith)

          23.1 Consent of PricewaterhouseCoopers LLP (filed herewith)

          31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

          31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

          32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

          99.1 Financial Statements (filed herewith)