Form 10QSB
period 2004-03-31
ADAM INC
filed 2004-05-17
CIK 863650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File Number 0-26962

A.D.A.M., INC.

(Exact Name of Registrant as Specified in its Charter)

Georgia	58-1878070
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1600 RiverEdge Parkway, Suite 100
Atlanta, Georgia 30328-4696
(Address of Principal Executive Offices, Zip Code)

N/A
(Former Name or Former Address, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒   NO  ☐

As of May 17, 2004 there were 7,925,776 shares of the Registrant’s common stock, par value $.01 per share, outstanding.

Transitional Small Business Disclosure Format. YES  ☐   NO  ☒

A.D.A.M., Inc.

Index

Form 10-QSB for the Quarter Ended March 31, 2004

Part I—Financial Information

PART I:   FINANCIAL INFORMATION

ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.D.A.M., Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	March 31, 2004	December 31, 2003
Assets
Current assets
Cash and cash equivalents	$5,372	$4,554
Accounts receivable, net of allowances of $99 and $111, respectively	1,187	1,407
Inventories, net	77	66
Interest bearing note receivable	50	50
Prepaids and other assets	414	278

Total current assets	7,100	6,355

Property and equipment, net	161	185
Intangible assets, net	1,634	1,636
Goodwill	2,043	2,043
Restricted time deposits	240	238
Note receivable from related party	45	39

Total assets	$11,223	$10,496

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$676	$634
Deferred revenue	2,656	2,295
Current portion of capital lease obligations	11	11

Total current liabilities	3,343	2,940

Capital lease obligations, net of current portion	33	36

Total liabilities	3,376	2,976

Commitments and contingencies

Shareholders’ equity
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized; 7,917,526 and 7,710,728 shares issued and outstanding, respectively	79	77
Common stock warrants	353	353
Additional paid-in capital	48,388	48,306
Note receivable from shareholder	(291)	(291)
Deferred compensation for services	(31)	(50)
Accumulated deficit	(40,651)	(40,875)

Total shareholders’ equity	7,847	7,520

Total liabilities and shareholders’ equity	$11,223	$10,496

The accompanying notes are an integral part of these consolidated financial statements.

A.D.A.M., Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Total net revenues	$1,751	$2,344

Operating expenses:
Cost of revenues (exclusive of depreciation shown below)	367	464
General and administrative	348	372
Product and content development	264	505
Sales and marketing	412	524
Depreciation and amortization	151	191

Total operating costs and expenses	1,542	2,056

Operating income	209	288

Interest income, net	15	11

Net income	$224	$299

Basic net income per common share	$0.03	$0.04

Basic weighted average number of common shares outstanding	7,826	7,008

Diluted net income per common share	$0.03	$0.04

Diluted weighted average number of common shares outstanding	8,589	7,197

The accompanying notes are an integral part of these condensed consolidated financial statements.

A.D.A.M., Inc.

Condensed Consolidated Statement of Changes in Shareholders’ Equity

(In thousands, except share data)

(Unaudited)

						Note
			Additional	Common		Receivable	Deferred
	Common Stock		Paid-in	Stock	Accumulated	from	Compensation
	Shares	Amount	Capital	Warrants	Deficit	Shareholder	for Services	Total

Balance at December 31, 2003	7,710,728	$77	$48,306	$353	$(40,875)	$(291)	$(50)	$7,520
Net income	—	—	—	—	224	—	—	224
Stock compensation for services	—	—	—	—	—	—	19	19
Exercise of common stock options	206,798	2	82	—	—	—	—	84
Balance at March 31, 2004	7,917,526	$79	$48,388	$353	$(40,651)	$(291)	$(31)	$7,847

The accompanying notes are an integral part of these consolidated financial statements.

A.D.A.M., Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2004	2003

Net cash provided by operating activities	$986	$1,486

Cash flows from investing activities
Purchases of property and equipment	(2)	(53)
Net change in restricted time deposits	(2)	2
Repayments on note receivable	—	34
Software product and content development costs	(246)	(7)

Net cash used in investing activities	(250)	(24)

Cash flows from financing activities
Repayments on capital leases	(2)	(9)
Proceeds from sales of common stock	—	30
Proceeds from exercise of common stock options and warrants	84	—

Net cash provided by financing activities	82	21

Increase (decrease) in cash and cash equivalents	818	1,483
Cash and cash equivalents, beginning of period	4,554	2,220

Cash and cash equivalents, end of period	$5,372	$3,703

Interest paid	$2	$2

The accompanying notes are an integral part of these consolidated financial statements.

A.D.AM., Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

March 31, 2004

1. BUSINESS AND BASIS OF PRESENTATION

Business

We specialize in the creation and delivery of interactive health content that can be used by a broad range of healthcare consumers – from those with low health literacy to those who play an active and ongoing role in their personal health management. Our products can be used for learning about general health concerns, specific diseases and treatments, surgical procedures, drug information, specialty health subjects such as women’s health and children’s health, nutrition, alternative medicine and more.

We sell our health content products primarily through annual licensing agreements to many different types of healthcare and health-related organizations including hospitals, managed care organizations, pharmaceutical companies, disease management vendors, health-oriented Internet websites, healthcare technology companies and large employers. Our products can be incorporated into a customer’s website, imbedded in healthcare applications such as an electronic medical record or disease management application, contained in a printed format, or combined with other products that may be offered to a healthcare consumer.

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the general instructions to Form 10-QSB. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. These interim financial statements should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year presentation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004 or any future period.

2. STOCK BASED COMPENSATION

We account for stock-based employee compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations and we provide the disclosures as required by SFAS No. 123, “Accounting for Stock-Based Compensation.” Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the quoted market price of our stock at the date of the grant over the amount an employee must pay to acquire the stock.

We did not expense any employee stock option compensation cost during the three months ended March 31, 2004 or 2003. Had we determined employee compensation costs using a fair value based methodology at the grant date for our stock options under SFAS 123, our pro forma consolidated net income would have been as follows (in thousands, except per share data):

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
Net income as reported	$224	$299
Deduct total stock-based employee compensation expense determined under fair-value base method	(123)	(257)

Pro forma net income	$101	$42

Basic net income per share
As reported	$0.03	$0.04
Pro forma	$0.01	$0.01

Diluted net income per share
As reported	$0.03	$0.04
Pro forma	$0.01	$0.01

3. CONSULTING AGREEMENT

On February 15, 2003, we entered into a Restricted Common Stock Purchase Agreement with James T. Atenhan and Victor P. Thompson (each a “Purchaser”) in connection with a consulting agreement with a financial services firm controlled by the Purchasers. Each Purchaser purchased 37,500 shares of our common stock at a purchase price of $.40 per share. The purchase price of our common stock was discounted from the $.78 market price on the date we entered into the agreement. In connection with the sale, we recorded deferred compensation for services of $28,500. This deferred compensation expense was expensed over the six-month service period.

On August 1, 2003, we entered into a second Restricted Common Stock Purchase Agreement with the Purchasers in connection with a twelve-month extension of the consulting contract. Each Purchaser purchased 38,889 shares of our common stock at a purchase price of $.90 per share. The purchase price of our common stock was discounted from the $1.86 market price on the date we entered into the agreement. In connection with the sale, we recorded deferred compensation for services of $74,667. This deferred compensation expense is being expensed over the twelve-month service period, which began September 1, 2003. As of March 31, 2004, the remaining deferred compensation expense for services was approximately $31,000.

4. COMPREHENSIVE INCOME (LOSS)

Our comprehensive income (loss) for the three months ended March 31, 2004 and 2003, as required to be reported by Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 130, was identical to the actual income (loss) reported for those periods.

5. INTANGIBLE ASSETS

Intangible assets consist of purchased intellectual content, purchased customer contracts, capitalized software product and content development costs for products to be sold, leased or otherwise marketed, and software product and content development costs for internal use.

Purchased intellectual content and purchased customer contracts represent intangible assets acquired in December 2001 from Integrative Medicine Communications, Inc. (“IMC”) and in February 2002 from Nidus Information Services, Inc. (“Nidus”). Purchased intellectual content also includes assets that were purchased from HIP International, Inc. (“HIP”) in January 2002. The following table shows the allocation of the purchase price to intangibles with a definite life and their amortization period (in thousands):

	Purchase	Amortization
Assets	Price	Period	2004	2005

IMC
Purchased intellectual content	$807	3 Years	$247	$—
Purchased customer contracts	$246	2 Years	$—	$—

NIDUS
Purchased intellectual content	$472	3 Years	$157	$20
Purchased customer contracts	$88	2 Years	$6	$—

HIP
Purchased intellectual content	$152	3 Years	$51	$50

			$461	$70

Capitalized software product and content development costs for products to be sold, leased or otherwise marketed consist principally of salaries and certain other expenses directly related to the development and modifications of software products and content capitalized in accordance with the provisions of SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Amortization of capitalized software product and content development costs is provided at the greater of the ratio of current product revenue to the total of current and anticipated product revenue or on a straight-line basis over the estimated economic life of the software, which we have determined to generally be twenty-four months.

In accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” we expense costs incurred in the preliminary project planning stage, and thereafter, capitalize costs incurred in the developing or obtaining of internal use software. Costs, such as maintenance and training, are expensed as incurred. Capitalized costs are amortized over their estimated useful lives, which is three years.

Intangible assets are summarized as follows (in thousands):

	Estimated
	amortizable	March 31,	December 31,
	lives (years)	2004	2003

Capitalized software products and content to be sold, leased or otherwise marketed	2	$3,265	$3,048
Software developed for internal use	3	555	525
Purchased intellectual content	3 - 5	1,430	1,431
Purchased customer contracts	2	333	333

Intangible assets, gross		5,583	5,337

Less accumulated amortization:
Capitalized software products and content to be sold, leased or otherwise marketed		(2,335)	(2,246)
Software developed for internal use		(256)	(222)
Purchased intellectual content		(1,025)	(906)
Purchased customer contracts		(333)	(327)

Accumulated amortization		(3,949)	(3,701)

Intangible assets, net		$1,634	$1,636

Amortization expense, which includes the amortization of capitalized software reported in cost of revenues, for the three months ended March 31, 2004 and 2003 was $248,000 and $329,000, respectively.

6. RECENT ACCOUNTING PRONOUCEMENTS

In January 2003, the FASB issued SFAS Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 expands upon existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities, and activities of a variable interest entity. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after December 15, 2003. We have adopted FIN 46 and it did not have a significant effect on our financial position, results of operations or cash flows.

In December 2003, the Securities and Exchange Commission released Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB 104). SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101, “Revenue Recognition in Financial Statements” related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” We have assessed the impact of SAB 104 and concluded that the adoption of SAB 104 by us did not have a material impact on our financial statements.

7. EQUITY PURCHASE AGREEMENT

On May 22, 2002, we entered into a Common Stock Purchase Agreement with Fusion Capital Fund II, LLC. Pursuant to this agreement, Fusion Capital agreed to purchase up to an aggregate of $12,000,000 of our common stock. We have the right to sell up to $15,000 of our common stock per trading day under this agreement unless our stock price equals or exceeds $7.00, in which case the daily amount may be increased at our option. Fusion Capital is not obligated to purchase any shares of our common stock on any trading days that the market price of our common stock is less than $1.00. Since we registered the sale of 3,500,000 shares to Fusion Capital pursuant to the agreement, the selling price of our common stock to Fusion Capital will have to average at least $3.43 per share for us to receive the maximum proceeds of $12,000,000 without registering additional shares of common stock, which we have the right but not the obligation to do. Assuming a purchase price of $1.00 per share and the purchase by Fusion Capital of the full 3,500,000 shares under the agreement, proceeds to us would be $3,500,000. If we decided to sell more than the 1,352,100 shares to Fusion Capital (19.99% of our outstanding shares as of May 22, 2002, the date of the agreement, exclusive of the 160,000 shares issued to Fusion Capital as a commitment fee), we would first be required to seek shareholder approval of the agreement in order to comply with Nasdaq rules. We may, but are under no obligation to, request our shareholders to approve the transaction contemplated by the agreement. We may terminate the agreement at any time, and Fusion Capital may terminate the agreement at any time after approximately 40 months following the date the purchase obligation under the agreement became effective. During the year ended December 31, 2003, we sold 486,566 shares for aggregate proceeds of $733,000 under this agreement.  During the three months ended March 31, 2004, there were no transactions under this agreement.

8. EARNINGS (LOSS) PER COMMON SHARE

Net income (loss) per share is computed in accordance with SFAS No. 128, “Earnings Per Share.” We compute basic income (loss) per share by dividing net income by the weighted average number of issued common shares for each period. Diluted income (loss) per share is based upon the addition of the effect of common stock equivalents (stock options and warrants) to the denominator of the basic income (loss) per share calculation using the treasury stock method, if their effect is dilutive. The computation of income (loss) per share for the three months ended March 31, 2004 and 2003 is as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2004	2003

Net income	$224	$299
Weighted average common shares outstanding	7,826	7,008
Weighted average common share equivalents (stock options and warrants)	763	189
Weighted average diluted common shares outstanding	8,589	7,197
Net income per share:
Basic	$0.03	$0.04
Diluted	$0.03	$0.04

We had 2,143,317 options and warrants outstanding which were anti-dilutive as of March 31, 2004 and 3,739,426 options and warrants outstanding which were anti-dilutive as of March 31, 2003.

9. NON-CONSOLIDATED AFFILIATE

We have one non-consolidated affiliate, ThePort Network, Inc. (formerly ThePort.com, Inc.) (“ThePort”). As of March 31, 2004, we had an approximate 34% voting interest in ThePort and this investment was accounted for under the equity method. As of March 31, 2004 and December 31, 2003, the carrying value of this investment was $0. We have no future obligations to fund ThePort.

10. RELATED PARTY TRANSACTIONS

Sublease with A.D.A.M Board Member

On April 2, 2001, for a term beginning on January 1, 2001, we signed an 18-month sublease agreement with a company whose Chief Executive Officer is an A.D.A.M. board member. We received 8,333 shares of the tenant’s common stock monthly over the term of the agreement, which ended June 30, 2002. From June 30, 2002 through December 31, 2002, we continued to sublease space to this company on a month-to-month basis for the same monthly consideration. The shares were valued at the fair market value of the rent on the leased space and were recorded on our balance sheet as a long-term asset. As of March 31, 2004 and December 31, 2003, the shares were valued at $0. Additionally, we received warrants to purchase 25,000 common shares of the tenant that became fully exercisable on January 1, 2002. From December 2002 through September 2003, we allowed the tenant to occupy this space and did not collect any lease payments. Beginning in October 2003, we began collecting cash lease payments of  $785 per month from the tenant to occupy this space. Under the terms of an amendment to the lease agreement, we have the right to require the tenant to vacate the space upon 30 days notice. As of March 31, 2004 our Chief Executive Officer had an approximate 3% voting interest in this company.

Promissory Note with A.D.A.M’S Chief Executive Officer

On May 30, 2001, we received a full-recourse promissory note from our Chief Executive Officer for approximately $341,000 (the “Exercise Note”) for the exercise of 150,000 options at $1.94 per share and a $50,000 promissory note (the “Tax Note”) in connection with a loan to our Chief Executive Officer to pay taxes related to the stock exercise. The notes accrue interest of 6.25% per annum and are due in full on or before May 29, 2006. Part of the Exercise Note, $291,000, is secured by 150,000 shares of our common stock and is recorded in shareholders’ equity. As of March 31, 2004, approximately $60,000 of interest had been accrued on both notes, of which $55,000 had been paid, and $11,000 of principal had been paid with respect to the Tax Note, leaving a remaining balance of $39,000 (see paragraph below).

On October 1, 2002, we entered into an employment agreement with our Chief Executive Officer, which was amended on March 17, 2004. The employment agreement as amended provides for bonuses in an aggregate amount of approximately $289,000 through May 2006.  Under the terms of the agreement, these bonuses will be paid by reducing the amounts outstanding under the Exercise Note and Tax Note.  During the year ended December 31, 2003, our Chief Executive Officer earned bonus payments totaling $78,866 under the agreement.  The net bonus payments of approximately $60,000, after withholding taxes, were applied towards accrued interest ($49,000) and the outstanding principal balance ($11,000) on the Tax Note.

Investment and Sublease with ThePort Network, Inc.

On April 10, 2002, for a term beginning on November 1, 2001, we entered into an 8-month sublease agreement with ThePort. We received 14,044 shares of ThePort’s common stock monthly over the term of the agreement, which ended on June 30, 2002. The shares are valued at the fair market value of the rent of the leased space. As of March 31, 2004 and December 31, 2003, the carrying value of this investment was $0. After the expiration of the sublease on June 30, 2002, we continued to sublease this space to ThePort on a month-to-month basis for the same monthly consideration until December 31, 2002. Since then, we have not received any type of consideration as lease payments.

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

Our Chief Operating Officer served on the Board of Directors of ThePort from December 2001 through August 2002. Our Chief Executive Officer, who currently serves as the Chairman of the Board of Directors of ThePort, holds an approximate 10% voting interest in ThePort and holds a convertible note and loans from ThePort in the amount of approximately $919,000 at March 31, 2004. Two of our other directors also own equity interests in ThePort.

11. COMMITMENTS

We have entered into certain agreements to license content for services from various unrelated third parties. We also have contractual obligations at March 31, 2004 relating to real estate, capital and operating lease arrangements.

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

Total payments due and estimated under license agreements and real estate, operating and capital leases, and total bonus amounts due under an employment agreement (Note 10) for the remainder of 2004 and beyond are listed below (in thousands):

	License		Real Estate	Operating	Capital
	Agreements	Annual Bonus	Leases	Lease	Lease

2004	158	—	170	23	11
2005	100	105	229	3	15
2006	—	105	234	—	15
2007	—	—	239	—	11
2008	—	—	182	—	—

Total future minimum lease payments	$258	$210	$1,054	$26	52

Less - amounts representing interest					(8)

Present value of future minimum lease payments					44

Less - current portion					(11)

					$33

12. CONCENTRATIONS

No customer accounted for more than 10% of our revenues during the three months March 31, 2004. For the three months ended March 31, 2003, one customer accounted for approximately 25% of revenues. This customer’s license agreement with us expired during March 2003 and we have not received any revenues from the customer since that time.

13. INCOME TAXES

No provision for income taxes has been reflected for the three months ended March 31, 2004 as we have sufficient net operating loss carry forwards to offset taxable income. As of March 31, 2004, we continue to maintain a valuation allowance against our total net deferred tax asset balance.

14. LEGAL PROCEDINGS

We are subject to legal proceedings and claims that have arisen in the ordinary course of our business; however, we believe that the ultimate resolution of these matters will not have a material adverse effect on our consolidated financial statements taken as a whole.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following information should be read in conjunction with the consolidated financial statements and the notes thereto and in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

We specialize in the creation and delivery of interactive health content that can be used by a broad range of healthcare consumers – from those with low health literacy to those who play an active and ongoing role in their personal health management. Our products can be used for learning about general health concerns, specific diseases and treatments, surgical procedures, drug information, specialty health subjects such as women’s health and children’s health, nutrition, alternative medicine and more.

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

We sell our health content products primarily through annual licensing agreements to many different types of healthcare and health-related organizations including hospitals, managed care organizations, pharmaceutical companies, disease management vendors, health-oriented Internet websites, healthcare technology companies and large employers. Our products can be incorporated into a customer’s website, imbedded in healthcare applications such as an electronic medical record or disease management application, contained in a printed format, or combined with other products that may be offered to a healthcare consumer. We believe that the quality of our products, the depth and breadth of the digital assets we own, and the solutions we provide to address issues such as low health literacy, well position us for future growth.

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

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”, as amended by SAB 101A and 101B and as revised by SAB 104, “Revenue Recognition” and Statement of Position No. 97-2, “Software Revenue Recognition.” Accordingly, we recognize revenue when: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgements regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

We generate revenues mainly in two ways – Internet-based licensing and product sales. Internet revenues consist primarily of license fees that usually consist of an annual, up-front fee that is initially recorded as deferred revenue. This revenue is recognized ratably over the term of the license agreement beginning after delivery has occurred, upon customer acceptance or live date, when we have determined that the fees from the agreement are fixed and determinable, and there are no significant return or acceptance provisions. For Internet revenue arrangements in which we sell through a reseller, we do not recognize any revenue until an agreement has been finalized between the customer and our authorized reseller and the content has been delivered to the customer by the reseller. Revenue is not recognized under any circumstances, unless collectibility is deemed probable. Revenues from product sales represent the sales of CD ROM and other offline products and revenues earned under certain royalty agreements. Revenues from product sales are generally recognized at the time title passes to customers, distributors or resellers. Revenues from royalty agreements are recognized as earned based upon performance or product shipments.

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

Capitalized Software Development Costs

We capitalize internal software product and content development costs in accordance with Financial and Accounting Standards Board (“FASB”) Statement No. 86 (“FAS 86”), “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” This statement specifies that costs incurred internally in creating a computer software product shall be charged to expense when incurred as research and development until technological feasibility has been established for the product. Technological feasibility is established upon completion of all planning, designing, and testing activities that are necessary to establish that the product can be produced to meet its design specifications including functions, features, and technical performance requirements. We cease capitalization of internally developed software when the product is made available for general release to customers and thereafter, any maintenance and customer support is charged to expense when related revenue is recognized or when those costs are incurred. We amortize such capitalized software product and content development costs as cost of sales on a product-by-product basis using the straight-line method over a period of two years. We continually evaluate the recoverability of capitalized software product and content development costs and if the successes of new product releases are less than we anticipate then a write-down of capitalized software product and content development costs may be made which could adversely affect our results in the reporting period in which the write-down occurs.

We also capitalize internal software product and content development costs in accordance with the American Institute of Certified Public Accountants Statement of Position 98-1 (“SOP 98-1”), “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” This statement specifies that computer software product and content development costs for computer software intended for internal use occurs in three stages: (1) the preliminary project stage, where costs are expensed as incurred, (2) the application development stage, where costs are capitalized, and (3) the post-implementation or operation stage, where again costs are expensed as incurred. We cease capitalization of developed software for internal use when the software is ready for its intended use and placed in service. We amortize such capitalized software product and content development costs as cost of sales on a product-by-product basis using the straight-line method over a period of three years. We continually evaluate the usability of the products that make up our capitalized software product and content development costs and if certain circumstances arise such as the introduction of new technology in the marketplace that management intends to use in place of the capitalized project, then a write-down of capitalized software product and content development costs may be made which could adversely affect our results in the reporting period in which the write-down occurs.

Inventory

We record reserves for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Legal Contingencies

We are subject to certain legal proceedings in the normal course of business. Currently, we do not believe that these matters will have a material impact on our financial results or financial position. This conclusion is based primarily on our insurance coverage for these matters. It is possible, however, that future results of operations for any particular quarter or annual period could be materially affected by changes in assumptions or other circumstances involving these legal matters.

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

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our taxes in each of the jurisdictions in which we operate. This process involves management estimating the actual tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and U.S. GAAP purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, an expense is recorded within the tax provision in the consolidated statement of operations.

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

The adoption of FIN 44 did not have a material impact on our financial position or results of operations. This interpretation requires variable accounting treatment for options that have been modified from their original terms. Accordingly, compensation cost shall be adjusted for increases or decreases in the intrinsic value of the modified awards in subsequent periods and until the awards have been exercised, forfeited, or expired. As of March 31, 2004, we have 231,438 outstanding options with an exercise price of $5.25 that are considered variable under this interpretation. Because the stock price since the effective date of July 1, 2000 has been below $5.25, we have not recorded any compensation cost related to the repriced options issued on January 14, 1999. Should our stock price climb above $5.25 our operating results will be affected until the stock options are either exercised or forfeited and could adversely affect any reporting period in which the variable accounting is required. Any charges that result from these variable options would be non-cash operating expenses and will be reported on a separate line item.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2004 with the Three Months Ended March 31, 2003

Revenues

	Three Months Ended March 31,				2004 % of Total Rev	2003 % of Total Rev
	2004	2003	$ Change	% Change

Healthcare	$1,160	$1,091	$69	6.3%	66.2%	46.5%
Internet	$369	$1,002	$(633)	-63.2%	21.1%	42.7%
Education	$215	$249	$(34)	-13.7%	12.3%	10.6%
Other	$7	$2	$5	250.0%	0.4%	0.2%
Total Net Revenues	$1,751	$2,344	$(593)	-25.3%	100.0%	100.0%

Total revenues decreased $593,000, or 25.3%, to $1,751,000 for the three months ended March 31, 2004 compared to $2,344,000 for the three months ended March 31, 2003.

Revenues from the healthcare market increased $69,000, or 6.3%, to $1,160,000 for the three months ended March 31, 2004 compared to $1,091,000 for the three months ended March 31, 2003. Our products for the healthcare industry target a broad range of businesses including hospitals and hospital systems, managed care organizations, healthcare technology companies, and pharmaceutical companies. We believe we are well positioned to grow our business in healthcare as the demand for health information grows and as content becomes an increasingly important business driver within the healthcare industry. We have also undertaken technological initiatives to enable our content products to be used in broader applications within the healthcare industry such as electronic medical records and other point-of-care applications. These initiatives as well as our continuing efforts to expand our presence in the healthcare industry contributed to the increase in healthcare industry revenues during the three months ended March 31, 2004. As a percent of total revenues, revenues from the healthcare market increased to 66.2% for the three months ended March 31, 2004 compared to 46.5% for the three months ended March 31, 2003.

Revenues from the Internet market decreased $633,000, or 63.2%, to $369,000 for the three months ended March 31, 2004 compared to $1,002,000 for the three months ended March 31, 2003. The Internet market includes Internet portals and large media-related websites that host a variety of consumer-oriented content and services. The decrease in our Internet revenues was primarily due to the expiration of a license agreement with WebMD Corp. during the quarter ended March 31, 2003, which accounted for approximately 25% of our total revenues during that quarter. As a percent of total revenues, revenues from the Internet market decreased to 21.1% for the three months ended March 31, 2004 compared to 42.7% for the three months ended March 31, 2003.

Revenues from the education market decreased $34,000, or 13.7%, to $215,000 for the three months ended March 31, 2004 compared to $249,000 for the three months ended March 31, 2003. The education market revenues consist primarily of CD ROM-based product sales. This decrease was primarily attributable to a $22,000 decrease in sales of our CD ROM-based products, primarily due to an aging product line. We are currently developing a major upgrade to our flagship product for education, A.D.A.M. Interactive Anatomy, which we expect to release during the summer of 2004. The decrease in sales of our CD ROM-based products is net of a $43,000 increase in sales of a new CD ROM-based product that we began selling during the fourth quarter of 2003. The decrease was also attributable to a $17,000 decrease in revenue from license agreements, net of a $6,000 increase in sales from online subscriptions. The decrease was offset by a $5,000 increase in revenues from an image license agreement. As a percent of total revenues, revenues from the education market increased to 12.3% for the three months ended March 31, 2004 compared to 10.6% for the three months ended March 31, 2003.

Operating Expenses

	Three Months Ended March 31,				2004 % of Total Rev	2003 % of Total Rev
	2004	2003	$ Change	% Change

Costs of Revenues	$367	$464	$(97)	-20.9%	21.0%	19.8%
General and Administration.	$348	$372	$(24)	-6.5%	19.9%	15.9%
Product and Content Development	$264	$505	$(241)	-47.7%	15.1%	21.5%
Sales and Marketing	$412	$524	$(112)	-21.4%	23.5%	22.4%
Depreciation and Amortization	$151	$191	$(40)	-20.9%	8.6%	8.1%
Total Operating Expenses	$1,542	$2,056	$(514)	-25.0%	88.1%	87.7%

Cost of revenues decreased $97,000, or 20.9%, to $367,000 for the three months ended March 31, 2004 compared to $464,000 for the three months ended March 31, 2003. Cost of revenues includes shipped product components, packaging and shipping costs, newsletter printing costs, distribution license fees, royalties and amortization of capitalized software product and content development costs. This decrease was primarily the result of a $59,000 decrease in software product and content development amortization due to capitalized products and content being fully amortized, net of a $13,000 increase in amortization due to the completion of new products during the three months ended March 31, 2004. This decrease was also attributable to a $20,000 decrease in cost of goods sold due to the decrease in our CD ROM-based products, a $13,000 decrease in our newsletter subscription cost of revenues, and a $5,000 net decrease in distribution license fees from the sales of our Spanish language products, the sales of our third party licensing agreement products, and royalty expenses. As a percent of total revenues, cost of revenues increased to 21.0% for the three months ended March 31, 2004 compared to 19.8% for the three months ended March 31, 2003.

General and administrative expenses decreased $24,000, or 6.5%, to $348,000 for the three months ended March 31, 2004 from $372,000 for the three months ended March 31, 2003. This decrease was primarily attributable to a $22,000 decrease in salaries, a $16,000 decrease in general insurance costs, and an $11,000 decrease in rent expense due to the closing of the IMC office located in Boston. This decrease was offset by a $10,000 increase in bad debt expense, a $10,000 increase in overall general and administrative expenses, a $3,000 increase in legal and accounting expenses, and a $3,000 increase in investor relation expenses. As a percent of total revenues, general and administrative expenses increased to 19.9% for the three months ended March 31, 2004 compared to 15.9% for the three months ended March 31, 2003.

Product and content development expenses decreased $241,000, or 47.7%, to $264,000 for the three months ended March 31, 2004 from $505,000 for the three months ended March 31, 2003. This decrease was primarily attributable to a

$241,000 decrease in research and development expenses due to amounts being capitalizable and a $36,000 decrease in salaries, editorial expenses and overall product and content development expenses. This decrease was offset by a $36,000 increase in consulting expense due to the internal development of products. As a percent of total revenues, product development expenses decreased to 15.1% for the three months ended March 31, 2004 compared to 21.5% for the three months ended March 31, 2003.

Sales and marketing expenses decreased $112,000, or 21.4%, to $412,000 for the three months ended March 31, 2004 from $524,000 for the three months ended March 31, 2003. This decrease was primarily attributable to a $65,000 decrease in commissions due to a change in commission programs, a $31,000 decrease in advertising and a $16,000 decrease in overall sales and marketing expenses. As a percent of total revenues, sales and marketing expenses increased to 23.5% for the three months ended March 31, 2004 compared to 22.4% for the three months ended March 31, 2003.

Depreciation and amortization expenses decreased $40,000, or 20.9%, to $151,000 for the three months ended March 31, 2004 from $191,000 for the three months ended March 31, 2003.  This decrease was primarily attributable to a $17,000 decrease in depreciation of assets and a net decrease of $24,000 of purchased content amortization. As a percent of total revenues, depreciation and amortization expenses increased to 8.6% for the three months ended March 31, 2004 compared to 8.1% for the three months ended March 31, 2003.

As a result of the factors described above, operating profit decreased $79,000 to $209,000 for the three months ended March 31, 2004 compared to an operating profit of $288,000 for the three months ended March 31, 2003.

Other Expenses and Income

Interest income, net, was $15,000 and $11,000 for the three months ended March 31, 2004 and 2003, respectively.

For the three months ended March 31, 2003 no provision was estimated for income taxes.  We had sufficient net operating loss carry forwards to offset regular taxable income. As of March 31, 2004, we continue to maintain a valuation allowance against our total net deferred tax asset balance.

As a result of the above, we had a net income of $224,000 for the three months ended March 31, 2004 compared to a net income of $299,000 for the three months ended March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2004, we had cash and cash equivalents of $5,372,000 and working capital of $3,757,000.

Cash provided by operating activities was $986,000 during the three months ended March 31, 2004 as compared to cash provided of $1,486,000 during the three months ended March 31, 2003. This decrease in cash provided was due primarily to decreases in net income, accounts payable, deferred revenue, inventory, and depreciation and amortization expense and increases in prepaid expenses, accounts receivable, deferred compensation for services and notes receivable.

Cash used by investing activities was $250,000 during the three months ended March 31, 2004 as compared to cash used of $24,000 during the three months ended March 31, 2003. This increase in cash used was due primarily to an increase in software content and product development.

Cash provided by financing activities increased to $82,000 during the three months ended March 31, 2004 compared to cash provided by financing activities of $21,000 during the three months ended March 31, 2003. Cash provided by financing activities consisted of proceeds from the sale of common stock, the exercise of common stock options and from repayments on capital leases.

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

On August 1, 2003, we entered into a second Restricted Common Stock Purchase Agreement with the Purchasers in connection with a twelve-month extension of the consulting contract. Each Purchaser purchased 38,889 shares of our common stock at a purchase price of $.90 per share. The purchase price of our common stock was discounted from the $1.86 market price on the date we entered into the agreement. In connection with the sale, we recorded deferred compensation for services of $74,667. This deferred compensation expense is being expensed over the twelve-month service period, which began September 1, 2003. As of March 31, 2004, the remaining deferred compensation expense for services was approximately $31,000.

On May 22, 2002, we entered into a Common Stock Purchase Agreement with Fusion Capital Fund II, LLC. Pursuant to this agreement, Fusion Capital agreed to purchase up to an aggregate of $12,000,000 of our common stock. We have the right to sell up to $15,000 of our common stock per trading day under this agreement unless our stock price equals or exceeds $7.00, in which case the daily amount may be increased at our option. Fusion Capital is not obligated to purchase any shares of our common stock on any trading days that the market price of our common stock is less than $1.00. Since we registered 3,500,000 shares for sale to Fusion Capital pursuant to the agreement, the selling price of our common stock to Fusion Capital will have to average at least $3.43 per share for us to receive the maximum proceeds of $12,000,000 without registering additional shares of common stock, which we have the right but not the obligation to do. Assuming a purchase price of $1.00 per share and the purchase by Fusion Capital of the full 3,500,000 shares under the agreement, proceeds to us would be $3,500,000. If we decided to sell more than the 1,352,100 shares to Fusion Capital (19.99% of our outstanding shares as of May 22, 2002, the date of the agreement, exclusive of the 160,000 shares issued to Fusion Capital as a commitment fee), we would first be required to seek shareholder approval of the agreement in order to be in compliance with Nasdaq rules. We may, but shall be under no obligation to, request our shareholders to approve the transaction contemplated by the agreement. We may terminate the agreement at any time, and Fusion Capital may terminate the agreement at any time after approximately 40 months following the date the purchase obligation under the agreement became effective. During the year ended December 31, 2003, we sold 486,566 shares for $733,000 under this agreement. During the three months ended March 31, 2004, there were no transactions under this agreement, and at this time we do not expect to sell any shares of common stock under this agreement during the remainder of 2004.

On May 30, 2001, we received a full-recourse promissory note from our Chief Executive Officer for approximately $341,000 (the “Exercise Note”) for the exercise of 150,000 options at $1.94 per share and a $50,000 promissory note (the “Tax Note”) in connection with a loan to our Chief Executive Officer to pay taxes related to the stock exercise. The notes accrue interest of 6.25% per annum and are due in full on or before May 29, 2006. Part of the Exercise Note, $291,000, is secured by 150,000 shares of our common stock and is recorded in shareholders’ equity. As of March 31, 2004, approximately $60,000 of interest had been accrued on both notes, of which $55,000 had been paid, and $11,000 of principal had been paid with respect to the Tax Note, leaving a remaining balance of $39,000 (see paragraph below).

On October 1, 2002, we entered into an employment agreement with our Chief Executive Officer, which was amended on March 17, 2004. The employment agreement as amended also provides for bonuses in an aggregate amount of approximately $289,000 through May 2006.  Under the terms of the agreement, these bonuses will be paid by reducing the amounts outstanding under the Exercise Note and Tax Note.  During the year ended December 31, 2003, our Chief Executive Officer earned bonus payments totaling $78,866 under the agreement.  The net bonus payments of approximately $60,000, after withholding taxes, were applied towards accrued interest ($49,000) and the outstanding principle balance ($11,000) on the Tax Note.

We have also entered into certain agreements to license content for our services from various unrelated third parties. We also have contractual obligations at March 31, 2004 relating to real estate, capital and operating lease arrangements.

Total payments due and estimated under license agreements and real estate, operating and capital leases and total bonus amounts due under an employment agreement (see above) for the remainder of 2004 and beyond are listed below (in thousands):

Year	License Agreements	Annual Bonus	Real Estate Leases	Operating Leases	Capital Leases	Total

2004	158,000	—	170,000	23,000	11,000	$362,000
2005	100,000	105,000	229,000	3,000	15,000	$452,000
2006	—	105,000	234,000	—	15,000	$354,000
2007	—	—	239,000	—	11,000	$250,000
2008	—	—	182,000	—	—	$182,000
	$258,000	$210,000	$1,054,000	$26,000	$52,000	$1,600,000

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

In addition to other factors addressed elsewhere in this report, the following are certain of the factors that could cause our actual results to differ materially from the expected results described in our forward-looking statements:

•                  We experienced losses in two of the last four years, and we cannot offer any assurance that we will be able to sustain profitability in the future.

•                  We may be unable to obtain sufficient capital to pursue our growth and market development strategies, which would hurt our financial results. We can offer no assurance that our revenues will be sufficient to cover our expenses or that capital will be available to us on satisfactory terms or at all, to fund any shortfall in these costs and revenues.

•                  We may be unable to compete effectively with other online providers of healthcare information, which could cause our growth and market development strategies to be unsuccessful. The market for providing healthcare information is intensely competitive, and competition could increase in the future. As this market develops, we expect our sensitivity to competitive pressures to be especially strong as we continue to attract and retain customers. We may not be able to compete effectively against these companies, and if we fail to compete effectively our results of operations will be materially adversely affected.

•                  Some competitors have advantages over us because of their longer operating histories, greater name recognition, or greater financial, technical and marketing resources. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. They could also devote greater resources to the promotion and sale of their products or services. Furthermore, mergers and acquisitions among other companies could intensify our existing competition or create new competitors.

•                  We can offer no assurance that the loss of any significant customer will not materially adversely affect our business. We derive a substantial portion of our revenues from license agreements and the non-renewal or loss of these agreements could significantly affect our business.

•                  We face technological challenges in our ability to deliver customized information in the rapidly changing healthcare industry, which may limit our ability to maintain existing customers or attract new customers. We believe that health information will become more customized individuals’ personal health management needs. As a result, we will need to have adequate technology infrastructure that will allow us to deliver in a cost effective manner portions of our content assets based on each customer’s requirements. We will be required to utilize, without significant prior experience, technologies related to content management and content distribution. A failure to develop or obtain this technology could adversely affect our ability to maintain market share or acquire new customers.

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

•                  Our management and principal shareholders have substantial influence and their interest may differ from those of our other shareholders. As of March 31, 2004, our executive officers, directors and persons who beneficially own more than 5% of our outstanding common stock controlled approximately 17.1% of the combined outstanding voting power of our common stock. As a result, these holders exert substantial influence with respect to all matters submitted to a vote of holders of common stock, including election of our directors. If our remaining shareholders have interests that differ from these holders, their needs may not be met.

•                  Our Stock Purchase Agreement with Fusion Capital Fund II, LLC may result in significant dilution of our other shareholders. On May 22, 2002, we entered into a Common Stock Purchase Agreement with Fusion Capital Fund II, LLC. Pursuant to this agreement, Fusion Capital has agreed to purchase up to an aggregate of $12,000,000 of our common stock. We have the right to sell up to $15,000 of common stock per trading day under this agreement with Fusion Capital unless our stock price equals or exceeds $7.00, in which case the daily amount may be increased at our option. Fusion Capital is not obligated to purchase any shares of our common stock on any trading days that the market price of our common stock is less than $1.00. Sales of our common stock under this agreement would dilute the ownership of shareholders other than Fusion Capital Fund II, LLC.  During the year ended December 31, 2003, we sold 486,566 shares for aggregate proceeds of $733,000 under this agreement.

ITEM 3. CONTROLS AND PROCEDURES

Management has developed and implemented a policy and procedures for reviewing, on a quarterly basis, our disclosure controls and procedures and our internal control over financial reporting. Management, including our principal executive and financial officers, evaluated the effectiveness of the design and operation of disclosure controls and procedures as of March 31, 2004 and, based on their evaluation, our principal executive and financial officers have concluded that these controls and procedures are operating effectively. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file under the Exchange Act is accumulated and communicated to management, including the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

The following exhibits are filed with this report or incorporated herein by reference:

Exhibit Number	Exhibit Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

3.2	Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

3.3	Amended and Restated By-Laws (incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 33-96864, dated September 12, 1995, as amended).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Acting Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

During the three months ended March 31, 2004, we furnished a Form 8-K on February 18, 2004 regarding our press release announcing fourth quarter results for 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A.D.A.M., Inc.
(Registrant)

Date: May 17, 2004	By:	/s/ ROBERT S. CRAMER, JR.
Robert S. Cramer, Jr.
Chairman of the Board and
Chief Executive Officer

Date: May 17, 2004	By:	/s/ KEVIN S. NOLAND
Kevin S. Noland
President, Chief Operating Officer and Corporate Secretary
(acting principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

3.2	Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

3.3	Amended and Restated By-Laws (incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 33-96864, dated September 12, 1995, as amended).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Acting Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.