Form 10QSB
period 2004-06-30
ADAM INC
filed 2004-08-16
CIK 863650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒           QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒   NO  ☐

As of August 16, 2004 there were 7,932,209 shares of the Registrant’s common stock, par value $.01 per share, outstanding.

Transitional Small Business Disclosure Format. YES  ☐   NO  ☒

A.D.A.M., Inc.

Index

Form 10-QSB for the Quarter Ended June 30, 2004

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.D.A.M., Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	June 30, 2004	December 31, 2003
Assets
Current assets
Cash and cash equivalents	$2,568	$4,554
Investments, short term	1,627	—
Accounts receivable, net of allowances of $69 and $111, respectively	2,169	1,407
Inventories, net	60	66
Interest bearing note receivable	50	50
Prepaids and other assets	425	278

Total current assets	6,899	6,355

Property and equipment, net	179	185
Investment, long term	1,000	—
Intangible assets, net	1,631	1,636
Goodwill	2,043	2,043
Restricted time deposits	115	238
Note receivable from related party	49	39

Total assets	$11,916	$10,496

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$627	$634
Deferred revenue	3,109	2,295
Current portion of capital lease obligation	11	11

Total current liabilities	3,747	2,940

Capital lease obligation, net of current portion	30	36

Total liabilities	3,777	2,976

Commitments and contingencies

Shareholders’ equity
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized; 7,925,776 and 7,710,728 shares issued, respectively; 7,904,876 and 7,710,728 shares outstanding, respectively	79	77
Common stock warrants	353	353
Treasury stock, at cost, 20,900 and 0 shares, respectively	(46)	—
Additional paid-in capital	48,392	48,306
Note receivable from shareholder	(291)	(291)
Deferred compensation for services	(13)	(50)
Accumulated deficit	(40,335)	(40,875)

Total shareholders’ equity	8,139	7,520

Total liabilities and shareholders’ equity	$11,916	$10,496

The accompanying notes are an integral part of these condensed consolidated financial statements.

A.D.A.M., Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Total revenues	$1,933	$1,934	$3,684	$4,278

Operating expenses:
Cost of revenues	361	411	729	876
General and administrative	400	454	747	825
Product and content development	336	339	600	843
Sales and marketing	385	437	797	960
Depreciation and amortization	146	180	297	372

Total operating expenses	1,628	1,821	3,170	3,876

Operating income	305	113	514	402

Interest income (expense), net	10	13	26	23

Net income	$315	$126	$540	$425

Basic net income per common share	$0.04	$0.02	$0.07	$0.06

Basic weighted average number of common shares outstanding	7,914	7,129	7,870	7,050

Diluted net income per common share	$0.04	$0.02	$0.06	$0.05

Diluted weighted average number of common shares outstanding	8,693	7,943	8,635	7,785

The accompanying notes are an integral part of these condensed consolidated financial statement.

A.D.A.M., Inc.

Condensed Consolidated Statement of Changes in Shareholders' Equity

(In thousands, except share data)

(Unaudited)

			Additional Paid-in Capital	Treasury Stock	Common Stock Warrants	Accumulated Deficit	Note Receivable from Shareholder	Deferred Compensation for Services	Total

	Common Stock
	Shares	Amount

Balance at December 31, 2003	7,710,728	$77	$48,306	$—	$353	$(40,875)	$(291)	$(50)	$7,520
Net income	—	—	—	—	—	540	—	—	540
Stock compensation for services	—	—	—	—	—	—	—	37	37
Treasury Stock purchased	(20,900)	—	—	(46)	—	—	—	—	(46)
Exercise of common stock options	215,048	2	86	—	—	—	—	—	88
Balance at June 30, 2004	7,904,876	$79	$48,392	$(46)	$353	$(40,335)	$(291)	$(13)	$8,139

The accompanying notes are an integral part of these condensed consolidated financial statements.

A.D.A.M., Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003

Net cash provided by operating activities	$982	$1,375

Cash Flows from investing activities
Purchases of property and equipment	(46)	(55)
Proceeds from sale of property and equipment	—	6
Net change in restricted time deposits	123	1
Repayments on notes receivable	—	57
Software product and content development costs	(462)	(126)
Purchase of investments	(2,620)	—
Net cash used in investing activities	(3,005)	(117)

Cash flows from financing activities
Repayments on capital leases	(5)	(13)
Proceeds from sales of common stock	—	355
Repurchase of common stock to be held as treasury stock	(46)	—
Proceeds from exercise of common stock options and warrants	88	14
Net cash provided by financing activities	37	356

(Decrease) increase in cash and cash equivalents	(1,986)	1,614
Cash and cash equivalents, beginning of period	4,554	2,220

Cash and cash equivalents, end of period	$2,568	$3,834

Interest paid	$2	$6

The accompanying notes are an integral part of these condensed consolidated financial statements.

A.D.A.M., Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

June 30, 2004

1. BUSINESS AND BASIS OF PRESENTATION

Business

We specialize in the creation and delivery of interactive health information and decision support tools primarily marketed to the healthcare industry and for educational applications that are primarily sold to the K through 12 and undergraduate educational markets. Our products for healthcare are designed to educate and inform the healthcare consumer on various aspects of their health and wellness. They can be used for learning about general health concerns, specific diseases and treatments, surgical procedures, drug information, specialty health subjects (such as women’s health and children’s health), nutrition, alternative medicine and more. Our products for the education market include applications designed to teach students gross anatomy and physiology as well as allowing educators to use the products to develop interactive, multimedia-based classroom curriculum.

We sell our health products and decision support tools primarily through annual licensing agreements to many different types of healthcare and health-related organizations including hospitals, health plans, pharmaceutical companies, disease management vendors, health-oriented Internet websites, healthcare technology companies and large employers. Our health information and tools can be incorporated into a customer’s website, imbedded in healthcare applications such as an electronic medical record or disease management application, contained in a printed format, or combined with other products that may be offered to a healthcare consumer.

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

Operating results for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004 or any future period.

2. STOCK BASED COMPENSATION

We account for stock-based employee compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations and we provide the disclosures as required by SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the quoted market price of our stock at the date of the grant over the amount an employee must pay to acquire the stock.

We did not expense any employee stock option compensation cost during the three and six months ended June 30, 2004 or 2003. Had we determined employee compensation costs using a fair value based methodology at the grant date for our stock options under SFAS 123, our pro forma consolidated net income (loss) would have been as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Net income as reported	$315	$126	$540	$425
Deduct total stock-based employeecompensation expense determined under fair-value base method	(121)	(234)	(244)	(478)

Pro forma net income (loss)	$194	$(108)	$296	$(53)

Basic net income (loss) per share
As reported	$0.04	$0.02	$0.07	$0.06
Pro forma	$0.02	$(0.02)	$0.04	$(0.01)
Diluted net income (loss) per share
As reported	$0.04	$0.02	$0.06	$0.05
Pro forma	$0.02	$(0.02)	$0.03	$(0.01)

3. INVESTMENTS

During the quarter ended June 30, 2004, we invested $1,000,000 in a short term floating fund, which matures within twelve months. This investment earns interest at an annual rate of approximately 2.6%, which is paid to us monthly. We also invested $1,000,000 in a long-term bond, which earns interest at an annual rate of approximately 4.5% and matures July 2006.

Interest is paid to us on a quarterly basis.

During the quarter ended June 30, 2004, we invested $126,000 and $500,000 in short-term certificates of deposit, which mature within 12 and 6 months, respectively. These certificates earn interest at an annual rate of approximately 1.6% and 1.25%, respectively.

4. TREASURY STOCK

During the quarter ended June 30, 2004, we repurchased 20,900 shares of our common stock to be held by us as Treasury Stock recorded at cost for a total purchase price of $46,000.

5. CONSULTING AGREEMENT

On February 15, 2003, we entered into a Restricted Common Stock Purchase Agreement with James T. Atenhan and Victor P. Thompson (each a “Purchaser”) in connection with a consulting agreement with a financial services firm controlled by the Purchasers. Each Purchaser acquired 37,500 shares of our common stock at a purchase price of $.40 per share. The purchase price of our common stock was discounted from the $.78 market price on the date we entered into the agreement. In connection with the sale, we recorded deferred compensation for services of $28,500. This deferred compensation expense was expensed over the six-month service period.

On August 1, 2003, we entered into a second Restricted Common Stock Purchase Agreement with the Purchasers in connection with a twelve-month extension of the consulting contract. Each Purchaser acquired 38,889 shares of our common stock at a purchase price of $.90 per share. The purchase price of our common stock was discounted from the $1.86 market price on the date we entered into the agreement. In connection with the sale, we recorded deferred compensation for services of $74,667. This deferred compensation expense is being expensed over the twelve-month service period, which began September 1, 2003. As of June 30, 2004, the remaining deferred compensation expense for services was approximately $13,000.

6. COMPREHENSIVE INCOME

Our comprehensive income for the three and six months ended June 30, 2004 and 2003, as required to be reported by Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 130, was identical to the actual income reported for those periods.

7. INTANGIBLE ASSETS

Intangible assets consist of purchased intellectual content, purchased customer contracts, capitalized software product and content development costs for products to be sold, leased or otherwise marketed, and software product and content development costs for internal use.

Purchased intellectual content and purchased customer contracts represent intangible assets acquired in December 2001 from Integrative Medicine Communications, Inc. (“IMC”) and in February 2002 from Nidus Information Services, Inc. (“Nidus”). Purchased intellectual content also includes assets that were purchased from HIP International, Inc. (“HIP”) in January 2002. The following table shows the allocation of the purchase price to intangibles with a definite life, their amortization period and the total amortization for the remainder of 2004 and beyond (in thousands):

Assets	Purchase Price	Amortization Period	2004	2005

IMC
Purchased intellectual content	$807	3 Years	$112	$—
Purchased customer contracts	$246	2 Years	—	—

NIDUS
Purchased intellectual content	$472	3 Years	78	20
Purchased customer contracts	$88	2 Years	—	—

HIP
Purchased intellectual content	$152	3 Years	26	50

			$216	$70

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

In accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” we expense costs incurred in the preliminary project planning stage, and thereafter, capitalize costs incurred in developing or obtaining internal use software. Costs, such as maintenance and training, are expensed as incurred. Capitalized costs are amortized over their estimated useful lives, which is three years.

Intangible assets are summarized as follows (in thousands):

	Estimated amortizable lives (years)	June 30, 2004	December 31, 2003

Capitalized software products and content to be sold, leased or otherwise marketed	2	$3,449	$3,048
Software developed for internal use	3	586	525
Purchased intellectual content	3 - 5	1,431	1,431
Purchased customer contracts	2	333	333

Intangible assets, gross		5,799	5,337

Less accumulated amortization:
Capitalized software products and content to be sold, leased or otherwise marketed		(2,402)	(2,246)
Software developed for internal use		(289)	(222)
Purchased intellectual content		(1,144)	(906)
Purchased customer contracts		(333)	(327)

Accumulated amortization		(4,168)	(3,701)

Intangible assets, net		$1,631	$1,636

Amortization expense, which includes the amortization of capitalized software reported in cost of revenues, for the three months ended June 30, 2004 and 2003 was $219,000 and $327,000, respectively. Amortization expense for the six months ended June 30, 2004 and 2003 was $467,000 and $657,000, respectively.

8. EQUITY PURCHASE AGREEMENT

On May 22, 2002, we entered into a Common Stock Purchase Agreement with Fusion Capital Fund II, LLC. Pursuant to this agreement, Fusion Capital agreed to purchase up to an aggregate of $12,000,000 of our common stock. We have the right to sell up to $15,000 of our common stock per trading day under this agreement unless our stock price equals or exceeds $7.00, in which case the daily amount may be increased at our option. Fusion Capital is not obligated to purchase any shares of our common stock on any trading days that the market price of our common stock is less than $1.00. Since we registered the sale of 3,500,000 shares to Fusion Capital pursuant to the agreement, the selling price of our common stock to Fusion Capital will have to average at least $3.43 per share for us to receive the maximum proceeds of $12,000,000 without registering additional shares of common stock, which we have the right but not the obligation to do. Assuming a purchase price of $1.00 per share and the purchase by Fusion Capital of the full 3,500,000 shares under the agreement, proceeds to us would be $3,500,000. If we decided to sell more than the 1,352,100 shares to Fusion Capital (19.99% of our outstanding shares as of May 22, 2002, the date of the agreement, exclusive of the 160,000 shares issued to Fusion Capital as a commitment fee), we would first be required to seek shareholder approval of the agreement in order to comply with Nasdaq rules. We may, but are under no obligation to, request our shareholders to approve the transaction contemplated by the agreement. We may terminate the agreement at any time, and Fusion Capital may terminate the agreement at any time after approximately 40 months following the date the purchase obligation under the agreement became effective. During the year ended December 31, 2003, we sold 486,566 shares for aggregate proceeds of $733,000 under this agreement.  During the three and six months ended June 30, 2004, there were no transactions under this agreement.

9. EARNINGS PER COMMON SHARE

Net income per share is computed in accordance with SFAS No. 128, “Earnings Per Share.” We compute basic income per share by dividing net income by the weighted average number of issued and outstanding common shares for each period. Diluted income per share is based upon the addition of the effect of common stock equivalents (stock options and warrants) to the denominator of the basic income per share calculation using the treasury stock method, if their effect is dilutive. The computation of income per share for the three and six months ended June 30, 2004 and 2003 is as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net income	$315	$126	$540	$425
Weighted average common shares outstanding	7,914	7,129	7,870	7,050
Weighted average common share equivalents (stock options and warrants)	779	814	765	735
Weighted average diluted common shares outstanding	8,693	7,943	8,635	7,785
Net income per share:
Basic	$0.04	$0.02	$0.07	$0.06
Diluted	$0.04	$0.02	$0.06	$0.05

We had a weighted average 1,785,701 and 2,624,676 options and warrants outstanding that were anti-dilutive for the three months ended June 30, 2004 and 2003, respectively. We had a weighted average 2,163,901 and 2,624,676 options and warrants outstanding that were anti-dilutive for the six months ended June 30, 2004 and 2003, respectively.

10. NON-CONSOLIDATED AFFILIATE

We have one non-consolidated affiliate, ThePort Network, Inc. (formerly ThePort.com, Inc.) (“ThePort”). As of June 30, 2004, we had an approximate 34% voting interest in ThePort and this investment was accounted for under the equity method. As of June 30, 2004 and December 31, 2003, the carrying value of this investment was $0. We have no future obligations to fund ThePort.

11. RELATED PARTY TRANSACTIONS

Sublease with A.D.A.M. Board Member

On April 2, 2001, for a term beginning on January 1, 2001, we signed an 18-month sublease agreement with a company whose Chief Executive Officer is an A.D.A.M. board member. We received 8,333 shares of the tenant’s common stock monthly over the term of the agreement, which ended June 30, 2002. From June 30, 2002 through December 31, 2002, we continued to sublease space to this company on a month-to-month basis for the same monthly consideration. The shares were valued at the fair market value of the rent on the leased space and were recorded on our balance sheet as a long-term asset. As of June 30, 2004 and December 31, 2003, the shares were valued at $0. Additionally, we received warrants to purchase 25,000 common shares of the tenant that became fully exercisable on January 1, 2002. From December 2002 through September 2003, we allowed the tenant to occupy this space and did not collect any lease payments. Beginning in October 2003, we began collecting cash lease payments of $785 per month from the tenant to occupy this space. Under the terms of an amendment to the lease agreement, we have the right to require the tenant to vacate the space upon 30 days notice. As of June 30, 2004 our Chief Executive Officer had an approximate 3% voting interest in the tenant company.

Promissory Note with A.D.A.M’S Chief Executive Officer

On May 30, 2001, we received a full-recourse promissory note from our Chief Executive Officer for approximately $341,000 (the “Exercise Note”) for the exercise of 150,000 options at $1.94 per share and a $50,000 promissory note (the “Tax Note”) in connection with a loan to our Chief Executive Officer to pay taxes related to the stock exercise. The notes accrue interest of 6.25% per annum and are due in full on or before May 29, 2006. Part of the Exercise Note, $291,000, is secured by 150,000 shares of our common stock and is recorded in shareholders’ equity. As of June 30, 2004, approximately $65,000 of interest had been accrued on both notes, of which $55,000 had been paid, and $11,000 of principal had been paid with respect to the Tax Note, leaving a remaining balance of $39,000 (see paragraph below).

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

Investment and Sublease with ThePort Network, Inc.

On April 10, 2002, for a term beginning on November 1, 2001, we entered into an 8-month sublease agreement with ThePort. We received 14,044 shares of ThePort’s common stock monthly over the term of the agreement, which ended on June 30, 2002. The shares were valued at the fair market value of the rent of the leased space. As of June 30, 2004 and December 31, 2003, the carrying value of this investment was $0. After the expiration of the sublease on June 30, 2002, we continued to sublease this space to ThePort on a month-to-month basis for the same monthly consideration until December 31, 2002. Since then, we have not received any type of consideration as lease payments.

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

Our President and Chief Operating Officer served on the Board of Directors of ThePort from December 2001 through August 2002. Our Chief Executive Officer, who currently serves as the Chairman of the Board of Directors of ThePort, holds an approximate 10% voting interest in ThePort and holds a convertible note and loans from ThePort in the amount of approximately $919,000 at June 30, 2004. Two of our other directors also own equity interests in ThePort.

12. COMMITMENTS

We have entered into certain agreements to license content for services from various unrelated third parties. We also have contractual obligations at June 30, 2004 relating to real estate, capital and operating lease arrangements.

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

Total payments due and estimated under license agreements and real estate, operating and capital leases, and total bonus amounts due under an employment agreement (Note 11) for the remainder of 2004 and beyond are listed below (in thousands):

	License Agreements	Annual Bonus	Real Estate Leases	Operating Lease	Capital Lease

2004	$105	$—	$113	$13	$7
2005	100	105	229	3	15
2006	—	105	234	—	15
2007	—	—	239	—	11
2008	—	—	182	—	—
Total future payments	$205	$210	$997	$16	48
Less - amounts representing interest					(7)

Present value of future minimum lease payments					41

Less - current portion					(11)

Long term portion					$30

13. CONCENTRATIONS

No customer accounted for more than 10% of our revenues during the three and six months ended June 30, 2004. For the three and six months ended June 30, 2003, one customer accounted for approximately 0% and 15% of revenues, respectively. This customer’s license agreement with us expired during March 2003 and we have not received any revenues from the customer since that time.

14. INCOME TAXES

No provision for income taxes has been reflected for the three and six months ended June 30, 2004 as we have sufficient net operating loss carry forwards to offset taxable income. As of June 30, 2004, we continue to maintain a valuation allowance against our total net deferred tax asset balance. If we achieve sustained profitability, we may be required to reverse the valuation allowance. We do not expect to reverse the valuation allowance during 2004.

15. LEGAL PROCEEDINGS

We may be subject to certain legal proceedings in the normal course of business. Currently, we do not believe that these matters would have a material impact on our financial results or financial position.

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

We specialize in the creation and delivery of interactive health information and decision support tools primarily marketed to the healthcare industry and for educational applications that are primarily sold to the K through 12 and undergraduate educational markets. Our products for healthcare are designed to educate and inform the healthcare consumer on various aspects of their health and wellness. They can be used for learning about general health concerns, specific diseases and treatments, surgical procedures, drug information, specialty health subjects (such as women’s health and children’s health), nutrition, alternative medicine and more. Our products for the education market include applications designed to teach students gross anatomy and physiology as well as allowing educators to use the products to develop interactive, multimedia-based classroom curricula.

The health information that we develop or acquire from third parties meets rigorous editorial standards. We employ two physicians and use an extensive network of physicians and specialists who are continually reviewing and updating our information. We add to our content library when needed such as when important health issues arise or when our customers request specific products to support their product and service offerings. Our health information is accredited by URAC, a nationally recognized, non-profit organization committed to promoting healthcare quality through accreditation and certification programs. Also, we are a founding member of Hi-Ethics, a coalition of the most widely referenced health websites and information providers committed to developing industry standards for the quality of consumer health information.

We sell our health products and decision support tools primarily through annual licensing agreements to many different types of healthcare and health-related organizations including hospitals, health plans, pharmaceutical companies, disease management vendors, health-oriented Internet websites, healthcare technology companies and large employers. Our health information and tools can be incorporated into a customer’s website, imbedded in healthcare applications such as an electronic medical record or disease management application, contained in a printed format, or combined with other products that may be offered to a healthcare consumer.

We believe that the quality of our products, coupled with unique technology for exploring the human body, the depth and breadth of our proprietary health information database, and our specialized knowledge, expertise and brand-awareness position us well for future growth.

We market our products, tools and applications and derive revenues primarily in three areas:

•      The healthcare industry;

•      Public and restricted access Internet websites; and

•      Educational institutions.

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

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB 101A and 101B and as revised by SAB 104, “Revenue Recognition” and Statement of Position No. 97-2, “Software Revenue Recognition.” Accordingly, we recognize revenue when: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) is based on management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

We generate revenues mainly in two ways – through subscription-based licensing agreements and product sales. Subscription revenues consist primarily of license fees that usually consist of an annual, up-front fee that is initially recorded as deferred revenue. This revenue is recognized ratably over the term of the license agreement beginning after delivery has occurred, upon customer acceptance or live date and when we have determined that the fees from the agreement are fixed and determinable and there are no significant return or acceptance provisions. For license fees earned through our resellers, we do not recognize any revenue until an agreement has been finalized between the customer and our authorized reseller and the content has been delivered to the customer by our reseller. Revenue is not recognized under any circumstances, unless collectibility is deemed probable. Revenues from product sales represent the sales of CD ROM and other offline products and revenues earned under certain royalty agreements. Revenues from product sales are generally recognized at the time title passes to customers, distributors or resellers. We also recognize a portion of our revenues from royalty agreements. Revenues from royalty agreements are recognized as earned based upon performance or product shipment.

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

Similarly, management must make estimates of the uncollectibility of accounts receivable. Management specifically analyzes accounts receivable and historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.

Capitalized Software Product and Content Development Costs

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

Goodwill and Intangible Assets

We have recorded goodwill in connection with our acquisition of Integrative Medicine Communications, Inc. (“IMC”) in 2001 and Nidus Information Services, Inc. (“Nidus”) in 2002. In July 2001, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.”

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

The adoption of FIN 44 did not have a material impact on our financial position or results of operations. This interpretation requires variable accounting treatment for options that have been modified from their original terms. Accordingly, compensation cost shall be adjusted for increases or decreases in the intrinsic value of the modified awards in subsequent periods and until the awards have been exercised, forfeited, or expired. As of June 30, 2004, we have 231,438 outstanding options with an exercise price of $5.25 that are considered variable under this interpretation. Because the stock price since the effective date of July 1, 2000 has been below $5.25, we have not recorded any compensation cost related to the repriced options issued on January 14, 1999. Should our stock price climb above $5.25 our operating results will be affected until the stock options are either exercised or forfeited and could adversely affect any reporting period in which the variable accounting is required. Any charges that result from these variable options would be non-cash operating expenses and will be reported on a separate line item.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2004 with the Three Months Ended June 30, 2003

Revenues

	Three Months Ended June 30,				2004 % of	2003 % of
	2004	2003	$ Change	% Change	Total Rev	Total Rev

Healthcare	$1,316	$1,129	$187	16.6%	68.1%	58.4%
Internet	$374	$450	$(76)	-16.9%	19.3%	23.3%
Education	$238	$351	$(113)	-32.2%	12.3%	18.1%
Other	$5	$4	$1	25.0%	0.3%	0.2%
Total Net Revenues	$1,933	$1,934	$(1)	-0.1%	100.0%	100.0%

Total revenues decreased $1,000, or 0.1%, to $1,933,000 for the three months ended June 30, 2004 compared to $1,934,000 for the three months ended June 30, 2003.

Revenues from the healthcare market increased $187,000, or 16.6%, to $1,316,000 for the three months ended June 30, 2004 compared to $1,129,000 for the three months ended June 30, 2003. Our products for the healthcare industry target a broad range of businesses including hospitals and hospital systems, health plans, healthcare technology companies, and pharmaceutical companies. We believe we are well positioned to grow our business in healthcare as the demand for health information grows and as content becomes an increasingly important business driver within the healthcare industry. We have also undertaken technological initiatives to enable our content products to be used in broader applications within the healthcare industry such as electronic medical records and other point-of-care applications. These initiatives as well as our continuing efforts to expand our presence in the healthcare industry contributed to the increase in healthcare industry revenues during the three months ended June 30, 2004. As a percent of total revenues, revenues from the healthcare market increased to 68.1% for the three months ended June 30, 2004 compared to 58.4% for the three months ended June 30, 2003.

Revenues from the Internet market decreased $76,000, or 16.9%, to $374,000 for the three months ended June 30, 2004 compared to $450,000 for the three months June 30, 2003. The Internet market includes public and restricted access Internet portals and large media-related websites that host a variety of consumer-oriented content and services. The decrease in our Internet revenues was primarily due to the expiration of license agreements within the Internet market and due to our continuing efforts to expand our presence in the healthcare industry. As a percent of total revenues, revenues from the Internet market decreased to 19.3% for the three months ended June 30, 2004 compared to 23.3% for the three months ended June 30, 2003.

Revenues from the education market decreased $113,000, or 32.2%, to $238,000 for the three months ended June 30, 2004 compared to $351,000 for the three months ended June 30, 2003. Education market revenues consist primarily of CD ROM-based product sales. This decrease was primarily attributable to a $124,000 decrease in sales of our CD ROM-based products, primarily due to an aging product line. We are currently developing a major upgrade to our flagship product for education, A.D.A.M. Interactive Anatomy, which we expect to release during the third quarter of 2004. The decrease in sales of our CD ROM-based products is net of a $48,000 increase in sales of a new CD ROM-based product that we began selling during the fourth quarter of 2003 and a $17,000 increase in sales of our CD ROM-based products through a distributor. As a percent of total revenues, revenues from the education market decreased to 12.3% for the three months ended June 30, 2004 compared to 18.1% for the three months ended June 30, 2003.

Operating Expenses

	Three Months Ended June 30,				2004 % of	2003 % of
	2004	2003	$ Change	% Change	Total Rev	Total Rev

Costs of Revenues	$361	$411	$(50)	-12.2%	18.7%	21.3%
General and Administration	$400	$454	$(54)	-11.9%	20.7%	23.5%
Product and Content Development	$336	$339	$(3)	-0.9%	17.4%	17.5%
Sales and Marketing	$385	$437	$(52)	-11.9%	19.9%	22.6%
Depreciation and Amortization	$146	$180	$(34)	-18.9%	7.6%	9.3%
Total Operating Expenses	$1,628	$1,821	$(193)	-10.6%	84.1%	94.2%

Cost of revenues decreased $50,000, or 12.2%, to $361,000 for the three months ended June 30, 2004 compared to $411,000 for the three months ended June 30, 2003. Cost of revenues includes shipped product components, packaging and shipping costs, newsletter printing costs, distribution license fees, royalties and amortization of capitalized software product and content development costs. This decrease was primarily the result of a $79,000 decrease in software product and content development amortization due to certain capitalized products and content being fully amortized. This decrease was offset by a $28,000 net increase in distribution license fees from the sales of our Spanish language products, the sales of our third party licensing agreement products, and royalty expenses. As a percent of total revenues, cost of revenues decreased to 18.7% for the three months ended June 30, 2004 compared to 21.3% for the three months ended June 30, 2003.

General and administrative expenses decreased $54,000, or 11.9%, to $400,000 for the three months ended June 30, 2004 from $454,000 for the three months ended June 30, 2003. This decrease was primarily attributable to a $62,000 decrease in bad debt expense, a $26,000 decrease in investor relations expenses, a $16,000 decrease in general insurance costs, and a $10,000 decrease in rent expense due to the expiration of the building lease agreement in Boston. This decrease was offset by a $44,000 increase in legal and accounting expenses and an $18,000 increase in taxes and licenses. As a percent of total revenues, general and administrative expenses decreased to 20.7% for the three months ended June 30, 2004 compared to 23.5% for the three months ended June 30, 2003.

Product and content development expenses decreased $3,000, or 0.9%, to $336,000 for the three months ended June 30, 2004 from $339,000 for the three months ended June 30, 2003. This decrease was primarily attributable to a $96,000 decrease in research and development expenses due to amounts being capitalized. This decrease was offset by a $54,000 increase in capitalized expenses of internally developed products for resell and internal use, a $25,000 increase in editorial consulting expenses, and a $12,000 increase in salaries. As a percent of total revenues, product development expenses decreased to 17.4% for the three months ended June 30, 2004 compared to 17.5% for the three months ended June 30, 2003.

Sales and marketing expenses decreased $52,000, or 11.9%, to $385,000 for the three months ended June 30, 2004 from $437,000 for the three months ended June 30, 2003. This decrease was primarily attributable to a $44,000 decrease in commissions due to a change in commission programs and a decrease in headcount, a $21,000 decrease in salaries, a $4,000 decrease in advertising and a $9,000 decrease in dues and fees. This decrease was offset by a $26,000 increase in consulting expenses pertaining to the planned release of our major upgrade to A.D.A.M. Interactive Anatomy (see above). As a percent of total revenues, sales and marketing expenses decreased to 19.9% for the three months ended June 30, 2004 compared to 22.6% for the three months ended June 30, 2003.

Depreciation and amortization expenses decreased $34,000, or 18.9%, to $146,000 for the three months ended June 30, 2004 from $180,000 for the three months ended June 30, 2003. This decrease was primarily attributable to a $4,000 decrease in depreciation of assets and a net decrease of $30,000 of purchased contract and content acquisition amortization. As a percent of total revenues, depreciation and amortization expenses decreased to 7.6% for the three months ended June 30, 2004 compared to 9.3% for the three months ended June 30, 2003.

As a result of the factors described above, operating profit increased $192,000 to $305,000 for the three months ended June 30, 2004 compared to an operating profit of $113,000 for the three months ended June 30, 2003.

Other Expenses and Income

Interest income, net, was $10,000 and $13,000 for the three months ended June 30, 2004 and 2003, respectively.

For the three months ended June 30, 2003 no provision was estimated for income taxes.  We had sufficient net operating loss carry forwards to offset regular taxable income. As of June 30, 2004, we continue to maintain a valuation allowance against our total net deferred tax asset balance. If we achieve sustained profitability, we may be required to reverse the valuation allowance. We do not expect to reverse the valuation allowance during 2004.

As a result of the above, we had a net income of $315,000 for the three months ended June 30, 2004 compared to a net income of $126,000 for the three months ended June 30, 2003.

Comparison of the Six Months Ended June 30, 2004 with the Six Months Ended June 30, 2003

Revenues

	Six Months Ended June 30,				2004 % of	2003 % of
	2004	2003	$ Change	% Change	Total Rev	Total Rev

Healthcare	$2,476	$2,218	$258	11.6%	67.2%	51.8%
Internet	$743	$1,439	$(696)	-48.4%	20.2%	33.6%
Education	$458	$614	$(156)	-25.4%	12.4%	14.4%
Other	$7	$7	$—	0.0%	0.2%	0.2%
Total Net Revenues	$3,684	$4,278	$(594)	-13.9%	100.0%	100.0%

Total revenues decreased $594,000, or 13.9%, to $3,684,000 for the six months ended June 30, 2004 compared to $4,278,000 for the six months ended June 30, 2003.

Revenues from the healthcare market increased $258,000, or 11.6%, to $2,476,000 for the six months ended June 30, 2004 compared to $2,218,000 for the six months ended June 30, 2003. We are well positioned in the market as the demand for health information grows and as content becomes an increasingly important driver for business growth within the healthcare industry. We have also undertaken technological initiatives to enable our content products to be used in broader applications within the healthcare industry such as electronic medical records and other point-of-care applications. These two factors and our continuing efforts to expand our presence in the healthcare market contributed to the increase in healthcare market revenues during the six months ended June 30, 2004. As a percent of total revenues, revenues from the healthcare market increased to 67.2% for the six months ended June 30, 2004 compared to 51.8% for the six months ended June 30, 2003.

Revenues from the Internet market decreased $696,000, or 48.4%, to $743,000 for the six months ended June 30, 2004 compared to $1,439,000 for the six months ended June 30, 2003. The decrease in our Internet revenues was primarily due to the expiration of our largest customer’s license agreement during the first quarter of 2003, which accounted for approximately 15% of total revenues during the six months ended June 30, 2003 and a decrease of $74,000 of revenue from the IMC Consult Newsletter due to the transfer of subscription rights of the newsletter to another publisher. The decrease in our Internet revenues was also due to the expiration of other license agreements within the Internet market and due to our continuing efforts to expand our presence in the healthcare industry. As a percent of total revenues, revenues from the Internet market decreased to 20.2% for the six months ended June 30, 2004 compared to 33.6% for the six months ended June 30, 2003.

Revenues from the education market decreased $156,000, or 25.4%, to $458,000 for the six months ended June 30, 2004 compared to $614,000 for the six months ended June 30, 2003. This decrease was primarily attributable to a $145,000 decrease in sales of our CD ROM-based products, primarily due to an aging product line and a $11,000 decrease in revenue earned from license agreements. We are currently developing a major upgrade to our flagship product for education, A.D.A.M. Interactive Anatomy, which we expect to release during third quarter of 2004. The decrease in sales of our CD ROM-based products is net of a $91,000 increase in sales of a new CD ROM-based product that we began selling during the fourth quarter of 2003. As a percent of total revenues, revenues from the education market decreased to 12.4% for the six months ended June 30, 2004 compared to 14.4% for the six months ended June 30, 2003.

Operating Expenses

	Six Months Ended June 30,				2004 % of	2003 % of
	2004	2003	$ Change	% Change	Total Rev	Total Rev

Costs of Revenues	$729	$876	$(147)	-16.8%	19.8%	20.5%
General and Administration	$747	$825	$(78)	-9.5%	20.3%	19.3%
Product and Content Development	$600	$843	$(243)	-28.8%	16.3%	19.7%
Sales and Marketing	$797	$960	$(163)	-17.0%	21.6%	22.4%
Depreciation and Amortization	$297	$372	$(75)	-20.2%	8.1%	8.7%
Total Operating Expenses	$3,170	$3,876	$(706)	-18.2%	85.9%	90.6%

Cost of revenues decreased $147,000, or 16.8%, to $729,000 for the six months ended June 30, 2004 compared to $876,000 for the six months ended June 30, 2003. This decrease was primarily the result of a $138,000 decrease in software product and content development amortization due to certain capitalized products and content being fully amortized (net of a $33,000 increase in amortization due to the completion of new products during the six months ended June 30, 2004), an $18,000 decrease in cost of goods sold related to our CD ROM products, and a $9,000 decrease in fees for updates and printing expenses relating to our Well-Connected content. This decrease was offset by an $18,000 increase in distribution license fees from the sales of our Spanish language products, the sales of our third party licensing agreement products, and royalty expenses. As a percent of total revenues, cost of revenues decreased to 19.8% for the six months ended June 30, 2004 compared to 20.5% for the six months ended June 30, 2003.

General and administrative expenses decreased $78,000, or 9.5%, to $747,000 for the six months ended June 30, 2004 from $825,000 for the six months ended June 30, 2003. This decrease was primarily attributable to a $53,000 decrease in bad debt expense, a $31,000 decrease in general insurance costs, a $26,000 decrease in salaries, a $24,000 decrease in investor relations expenses, and a $19,000 decrease in our rent expense due to the expiration of a building lease agreement in Boston. This decrease was offset by a $46,000 increase in legal and accounting fees, a $17,000 increase in taxes and licenses and a $12,000 increase in overall general and administrative expenses. As a percent of total revenues, general and administrative costs decreased to 20.3% for the six months ended June 30, 2004 compared to 19.3% for the six months ended June 30, 2003.

Product and content development expenses decreased $243,000, or 28.8%, to $600,000 for the six months ended June 30, 2004 from $843,000 for the six months ended June 30, 2003. This decrease was primarily attributable to a $338,000 decrease in research and development expenses due to amounts being capitalized and a $24,000 decrease in editorial and overall product and content development expenses. This decrease was offset by a $79,000 increase in capitalized expenses of internally developed products for resell and internal use and a $40,000 increase in editorial consulting expenses. As a percent of total revenues, product development expenses decreased to 16.3% for the six months ended June 30, 2004 compared to 19.7% for the six months ended June 30, 2003.

Sales and marketing expenses decreased $163,000, or 17.0%, to $797,000 for the six months ended June 30, 2004 from $960,000 for the six months ended June 30, 2003. This decrease was primarily attributable to a $106,000 decrease in commissions due to a change in commission programs and a decrease in headcount, a $21,000 decrease in salaries, a $28,000 decrease in advertising, a $15,000 decrease in overall sales and marketing expenses, and a $9,000 decrease in dues and fees. This decrease was offset by a $16,000 increase in consulting expenses pertaining to the planned release of our major upgrade to

A.D.A.M. Interactive Anatomy. As a percent of total revenues, sales and marketing expenses decreased to 21.6% for the six months ended June 30, 2004 compared to 22.4% for the six months ended June 30, 2003.

Depreciation and amortization expenses decreased $75,000, or 20.2%, to $297,000 for the six months ended June 30, 2004 from $372,000 for the six months ended June 30, 2003. This decrease was primarily attributable to a $22,000 decrease in depreciation of assets and a $53,000 net decrease of purchased contract and content acquisition amortization. As a percent of total revenues, depreciation and amortization expenses decreased to 8.1% for the six months ended June 30, 2004 compared to 8.7% for the six months ended June 30, 2003.

As a result of the factors described above, operating profit increased $112,000 to $514,000 for the six months ended June 30, 2004 compared to an operating profit of $402,000 for the six months ended June 30, 2003.

Other Expenses and Income

Interest income, net, was $26,000 and $23,000 for the six months ended June 30, 2004 and 2003, respectively.

For the six months ended June 30, 2004 no provision was estimated for income taxes.  We had sufficient net operating loss carry forwards to offset regular taxable income. As of June 30, 2004, we continue to maintain a valuation allowance against our total net deferred tax asset balance. If we achieve sustained profitability, we may be required to reverse the valuation allowance. We do not expect to reverse the valuation allowance during 2004.

As a result of the above, we had a net income of $540,000 for the six months ended June 30, 2004 compared to a net income of $425,000 for the six months ended June 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2004, we had cash and cash equivalents of $2,568,000 and working capital of $3,152,000.

Cash provided by operating activities was $982,000 during the six months ended June 30, 2004 as compared to cash provided of $1,375,000 during the six months ended June 30, 2003. This decrease in cash provided was due primarily to increases in accounts receivable, prepaid expenses, and deferred revenue offset by an increase in net income.

Cash used in investing activities was $3,005,000 during the six months ended June 30, 2004 as compared to cash used of $117,000 during the six months ended June 30, 2003. This increase in cash used was due primarily to an increase in short-term and long-term investments and an increase in software content and product development.

Cash provided by financing activities decreased to $37,000 during the six months ended June 30, 2004 compared to cash provided by financing activities of $356,000 during the six months ended June 30, 2003. The decrease is mainly due to cash received from sales of stock from the equity purchase agreement in the six months ended June 30, 2003 with no comparable activity for the six months ended June 30, 2004.

We also use working capital to finance ongoing operations, fund the development and introduction of new business strategies and internally developed software, acquire complementary businesses and acquire capital equipment.

During the quarter ended June 30, 2004, we invested $1,000,000 in a short term floating fund, which matures within twelve months. This investment earns interest at an annual rate of approximately 2.6%, which is paid to us monthly. We also invested $1,000,000 in a long-term bond, which earns interest at an annual rate of approximately 4.5% and matures July 2006. Interest is paid to us on a quarterly basis.

During the quarter ended June 30, 2004, we invested $126,000 and $500,00 in short-term certificates of deposit, which mature within 12 and 6 months, respectively. These certificates earn interest at an annual rate of approximately 1.6% and 1.25%, respectively.

During the quarter ended June 30, 2004, we repurchased 20,900 shares of our common stock to be held by us as Treasury Stock recorded at cost for a total purchase price of $46,000.

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

On August 1, 2003, we entered into a second Restricted Common Stock Purchase Agreement with the Purchasers in connection with a twelve-month extension of the consulting contract. Each Purchaser purchased 38,889 shares of our common stock at a purchase price of $.90 per share. The purchase price of our common stock was discounted from the $1.86 market price on the date we entered into the agreement. In connection with the sale, we recorded deferred compensation for services of $74,667. This deferred compensation expense is being expensed over the twelve-month service period, which began September 1, 2003. As of June 30, 2004, the remaining deferred compensation expense for services was approximately $13,000.

On May 22, 2002, we entered into a Common Stock Purchase Agreement with Fusion Capital Fund II, LLC. Pursuant to this agreement, Fusion Capital agreed to purchase up to an aggregate of $12,000,000 of our common stock. We have the right to sell up to $15,000 of our common stock per trading day under this agreement unless our stock price equals or exceeds $7.00, in which case the daily amount may be increased at our option. Fusion Capital is not obligated to purchase any shares of our common stock on any trading days that the market price of our common stock is less than $1.00. Since we registered 3,500,000 shares for sale to Fusion Capital pursuant to the agreement, the selling price of our common stock to Fusion Capital will have to average at least $3.43 per share for us to receive the maximum proceeds of $12,000,000 without registering additional shares of common stock, which we have the right but not the obligation to do. Assuming a purchase price of $1.00 per share and the purchase by Fusion Capital of the full 3,500,000 shares under the agreement, proceeds to us would be $3,500,000. If we decided to sell more than the 1,352,100 shares to Fusion Capital (19.99% of our outstanding shares as of May 22, 2002, the date of the agreement, exclusive of the 160,000 shares issued to Fusion Capital as a commitment fee), we would first be required to seek shareholder approval of the agreement in order to be in compliance with Nasdaq rules. We may, but shall be under no obligation to, request our shareholders to approve the transaction contemplated by the agreement. We may terminate the agreement at any time, and Fusion Capital may terminate the agreement at any time after approximately 40 months following the date the purchase obligation under the agreement became effective. During the year ended December 31, 2003, we sold 486,566 shares for $733,000 under this agreement. During the three months ended June 30, 2004, there were no transactions under this agreement, and at this time we do not expect to sell any shares of common stock under this agreement during the remainder of 2004.

On May 30, 2001, we received a full-recourse promissory note from our Chief Executive Officer for approximately $341,000 (the “Exercise Note”) for the exercise of 150,000 options at $1.94 per share and a $50,000 promissory note (the “Tax Note”) in connection with a loan to our Chief Executive Officer to pay taxes related to the stock exercise. The notes accrue interest of 6.25% per annum and are due in full on or before May 29, 2006. Part of the Exercise Note, $291,000, is secured by 150,000 shares of our common stock and is recorded in shareholders’ equity. As of June 30, 2004, approximately $65,000 of interest had been accrued on both notes, of which $55,000 had been paid, and $11,000 of principal had been paid with respect to the Tax Note, leaving a remaining balance of $39,000 (see paragraph below).

On October 1, 2002, we entered into an employment agreement with our Chief Executive Officer, which was amended and approved by the Compensation Committee on March 17, 2004. The employment agreement as amended provides for a base salary. The amended agreement also provides for bonuses of approximately $289,000 in the event that our Chief Executive Officer remains in our employment as of the bonus payment date through May 2006. Under the terms of the agreement, the bonus payments will be used to reduce the amounts outstanding under the Exercise Note and Tax Note. During the year ended December 31, 2003, our Chief Executive Officer earned bonus payments totaling $78,866 under the agreement. The net bonus payments of approximately $60,000, after withholding taxes, were applied towards accrued interest ($49,000) and the outstanding principal balance ($11,000) on the Tax Note balance.

We have also entered into certain agreements to license content for our services from various unrelated third parties. We also have contractual obligations at June 30, 2004 relating to real estate, capital and operating lease arrangements.

Total payments due and estimated under license agreements and real estate, operating and capital leases and total bonus amounts due under an employment agreement (see above) for the remainder of 2004 and beyond are listed below:

Year	License Agreements	Annual Bonus	Real Estate Leases	Operating Leases	Capital Leases	Total

2004	105,000	—	113,000	13,000	7,000	$238,000
2005	100,000	105,000	229,000	3,000	15,000	$452,000
2006	—	105,000	234,000	—	15,000	$354,000
2007	—	—	239,000	—	11,000	$250,000
2008	—	—	182,000	—	—	$182,000
	$205,000	$210,000	$997,000	$16,000	$48,000	$1,476,000

Management believes that cash on hand, together with anticipated cash flows from operations, will be sufficient to meet our working capital needs for the next twelve months. However, we may be required to raise additional funds in order to accelerate development of new and existing services and products, to respond to competitive pressures or to possibly acquire complementary products, businesses or technologies. There can be no assurance that any required additional financing will be available on terms favorable to us, or at all. If additional funds are raised by the issuance of equity securities, our shareholders would experience dilution of their ownership interest and these securities may have rights senior to those of the holders of the common stock. If additional funds are raised by the issuance of debt securities, we may be subject to certain limitations on our operations, including limitations on the payment of dividends. If adequate funds are not available or not available on acceptable terms, we may be unable to take advantage of acquisition opportunities, develop or enhance services and products or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

We do not have any material off-balance sheet arrangements.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements made in this report, and other written or oral statements made by or on behalf of A.D.A.M., may constitute “forward-looking statements” within the meaning of the federal securities laws. When used in this report, the words “believes,” “expects,” “estimates,” “intends” and similar expressions are intended to identify forward-looking statements. Statements regarding future events and developments and our future performance, as well as our expectations, beliefs, plans, intentions, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. Examples of such statements in this report include descriptions of our plans and strategies with respect to developing certain market opportunities, our overall business plan, our plans to develop additional strategic partnerships and our continuing growth. All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected. We believe that these forward-looking statements are reasonable; however, you should not place undue reliance on such statements. These statements are based on current expectations and speak only as of the date of such statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise.

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

•      The loss of a significant customer could materially adversely affect our business. We derive a substantial portion of our revenues from license agreements and the non-renewal or loss of these agreements could significantly affect our business.

•      We face technological challenges in our ability to deliver customized information in the rapidly changing healthcare industry, which may limit our ability to maintain existing customers or attract new customers. We believe that health information will become more personalized to individuals’ health management needs. As a result, we will need to have adequate technology infrastructure that will allow us to deliver in a cost effective manner our content assets based on a customer’s technical requirement. We will be required to utilize, potentially without significant prior experience, technologies related to content management and content distribution. A failure to develop or obtain this technology could adversely affect our ability to maintain market share or acquire new customers.

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

•      We have adopted certain anti-takeover provisions that may deter a takeover. Our articles of incorporation and bylaws contain provisions that may deter a takeover, including a takeover on terms that many of our shareholders might consider favorable, such as: the authority of our board of directors to issue common stock and preferred stock and to determine the price, rights (including voting rights), preferences, privileges and restrictions of each series of preferred stock, without any vote or action by our shareholders; the existence of large amounts of authorized but unissued common stock and preferred stock; staggered, three-year terms for our board members; and advance notice requirements for board of directors nominations and for shareholder proposals. The rights and preferences of any series of preferred stock could include a preference over the common stock on the distribution of our assets upon a liquidation or sale of our company, preferential dividends, redemption rights, the right to elect one or more directors and other voting rights. The rights of the holders of any series of preferred stock that may be issued in the future may adversely affect the rights of the holders of the common stock. We have no current plans to issue preferred stock. In addition, certain provisions of Georgia law and our stock option plan may also discourage, delay or prevent a change in control of our company or unsolicited acquisition proposals.

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

•      Our management and principal shareholders have substantial influence and their interests may differ from those of our other shareholders. As of June 30, 2004, our executive officers, directors and persons who beneficially own more than 5% of our outstanding common stock controlled approximately 14.7% of the combined outstanding voting power of our common stock. As a result, these holders exert substantial influence with respect to all matters submitted to a vote of holders of common stock, including election of our directors. If our remaining shareholders have interests that differ from these holders, their needs may not be met.

•      Our Stock Purchase Agreement with Fusion Capital Fund II, LLC may result in significant dilution of our other shareholders. On May 22, 2002, we entered into a Common Stock Purchase Agreement with Fusion Capital Fund II, LLC. Pursuant to this agreement, Fusion Capital has agreed to purchase up to an aggregate of $12,000,000 of our common stock. We have the right to sell up to $15,000 of common stock per trading day under this agreement unless our stock price equals or exceeds $7.00, in which case the daily amount may be increased at our option. Fusion Capital is not obligated to purchase any shares of our common stock on any trading days that the market price of our common stock is less than $1.00. Sales of our common stock under this agreement would dilute the ownership of shareholders other than Fusion Capital. During the year ended December 31, 2003, we sold 486,566 shares for aggregate proceeds of $733,000 under this agreement.

ITEM 3. CONTROLS AND PROCEDURES

Management has developed and implemented a policy and procedures for reviewing, on a quarterly basis, our disclosure controls and procedures and our internal control over financial reporting. Management, including our principal executive and financial officers, evaluated the effectiveness of the design and operation of disclosure controls and procedures as of June 30, 2004 and, based on their evaluation, our principal executive and financial officers have concluded that these controls and procedures are operating effectively. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file under the Exchange Act is accumulated and communicated to management, including the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2 – CHANGES IN SECURITIES AND REPURCHASES OF EQUITY SECURITIES

The following table provides information regarding our repurchases of shares of our common stock during the three months ended June 30, 2004:

Month	Shares Purchased	Average Price Paid Per Share	Shares Purchased as Part of Publicly Announced Programs(1)	Maximum Shares that May Yet be Purchased Under Publicly Announced Program(1)

April	0	0	0	500,000
May	16,400	$2.22	16,400	483,600
June	4,500	$2.21	4,500	479,100

(1) In May 2004, we announced a stock repurchase program under which we would repurchase up to 500,000 shares of our common stock.

ITEM. 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our 2004 Annual Meeting of Shareholders on May 19, 2004. The following items were voted upon and the results of the voting were as follows:

(1)           To elect two directors, Daniel S. Howe and Mark Kishel, to serve as Directors on our Board of Directors for terms of three years, expiring at the 2007 Annual Meeting of Shareholders, and until their successors are elected and qualified. There were 6,424,091 and 6,424,791 votes for, and 14,368 and 13,668 votes withheld, for Mr. Howe and Mr. Kishel, respectively. Directors remaining in office are Robert S. Cramer, Jr., John W. McClaugherty and Francis J. Tedesco.

(2)           To ratify the appointment of PricewaterhouseCoopers LLP as our independent auditors for the fiscal year ending December 31, 2004. The votes of the shareholders to ratify PricewaterhouseCoopers LLP as our independent auditors were as follows: 10,800 votes opposed, and 6,425,530 votes for.

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

During the three months ended June 30, 2004, we furnished a Form 8-K on May 5, 2004 regarding our press release announcing first quarter results for 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A.D.A.M., Inc.
(Registrant)

Date: August 16, 2004	By:	/s/ ROBERT S. CRAMER, JR.
Robert S. Cramer, Jr.
Chairman of the Board and Chief Executive Officer

Date: August 16,2004	By:	/s/ KEVIN S. NOLAND
Kevin S. Noland
President, Chief Operating Officer and Corporate Secretary (acting principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

3.2	Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

3.3	Amended and Restated By-Laws (incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 33-96864, dated September 12, 1995, as amended).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Acting Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.