Form 10QSB
period 2004-09-30
ADAM INC
filed 2004-11-15
CIK 863650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Atlanta, Georgia 30328-4697

(Address of Principal Executive Offices, Zip Code)

N/A

(Former Name or Former Address, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒   NO   ☐

As of November 15, 2004 there were 7,876,024 shares of the Registrant’s common stock, par value $.01 per share, outstanding.

Transitional Small Business Disclosure Format. YES  ☐   NO  ☒

A.D.A.M., Inc.

Index

Form 10-QSB for the Quarter Ended September 30, 2004

Part I—Financial Information

ITEM 1.	Condensed Consolidated Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets at September 30, 2004 and December 31, 2003

Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2004 and 2003

Condensed Consolidated Statement of Changes in Shareholders’ Equity for the Nine Months Ended September 30, 2004

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2004 and 2003

Notes to Condensed Consolidated Financial Statements

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3.	Controls and Procedures

Part II—Other Information

ITEM 2.	Changes in Securities and Repurchases of Equity Securities

ITEM 6.	Exhibits

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.D.A.M., Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

(Unaudited)

	September 30, 2004	December 31, 2003
Assets
Current assets
Cash and cash equivalents	$2,686	$4,554
Investments, short term	2,725	—
Accounts receivable, net of allowances of $125 and $111, respectively	1,316	1,407
Inventories, net	70	66
Interest bearing note receivable	—	50
Prepaids and other assets	399	278

Total current assets	7,196	6,355

Property and equipment, net	166	185
Investment, long term	1,000	—
Intangible assets, net	1,499	1,636
Goodwill	2,043	2,043
Restricted time deposits	115	238
Note receivable from related party	54	39

Total assets	$12,073	$10,496

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$746	$634
Deferred revenue	2,854	2,295
Current portion of capital lease obligation	12	11

Total current liabilities	3,612	2,940

Capital lease obligation, net of current portion	27	36

Total liabilities	3,639	2,976

Commitments and contingencies

Shareholders’ equity
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized; 7,957,442 and 7,710,728 shares issued, repectively; 7,882,742 and 7,710,728 shares outstanding, respectively	80	77
Common stock warrants	353	353
Treasury stock, at cost, 74,700 and 0 shares, respectively	(182)	—
Additional paid-in capital	48,404	48,306
Note receivable from shareholder	(291)	(291)
Deferred compensation for services	—	(50)
Accumulated deficit	(39,930)	(40,875)

Total shareholders’ equity	8,434	7,520

Total liabilities and shareholders’ equity	$12,073	$10,496

The accompanying notes are an integral part of these condensed consolidated financial statements.

A.D.A.M., Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Total revenues	$2,278	$1,873	$5,962	$6,151

Operating expenses:
Cost of revenues	457	420	1,185	1,296
General and administrative	458	487	1,206	1,312
Product and content development	407	281	1,007	1,124
Sales and marketing	430	392	1,227	1,353
Depreciation and amortization	146	217	443	588

Total operating expenses	1,898	1,797	5,068	5,673

Operating income	380	76	894	478

Interest income (expense), net	25	10	51	33

Net income	$405	$86	$945	$511

Basic net income per common share	$0.05	$0.01	$0.12	$0.07

Basic weighted average number of common shares outstanding	7,904	7,421	7,881	7,163

Diluted net income per common share	$0.05	$0.01	$0.11	$0.06

Diluted weighted average number of common shares outstanding	8,735	8,325	8,649	7,973

The accompanying notes are an integral part of these condensed consolidated financial statement.

A.D.A.M., Inc.

Condensed Consolidated Statement of Changes in Shareholders' Equity

(in thousands, except share data)

(Unaudited)

							Note
			Additional		Common		Receivable	Deferred
	Common Stock		Paid-in	Treasury	Stock	Accumulated	from	Compensation
	Shares	Amount	Capital	Stock	Warrants	Deficit	Shareholder	for Services	Total

Balance at December 31, 2003	7,710,728	$77	$48,306	$—	$353	$(40,875)	$(291)	$(50)	$7,520

Net income	—	—	—	—	—	945	—	—	945

Stock compensation for services	—	—	—	—	—	—	—	50	50

Treasury Stock purchased	(74,700)	—	—	(182)	—	—	—	—	(182)

Exercise of common stock options	246,714	3	98	—	—	—	—	—	101

Balance at September 30, 2004	7,882,742	$80	$48,404	$(182)	$353	$(39,930)	$(291)	$—	$8,434

The accompanying notes are an integral part of these condensed consolidated financial statements.

A.D.A.M., Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003

Net cash provided by operating activities	$2,470	$2,146

Cash Flows from investing activities
Purchases of property and equipment	(60)	(89)
Proceeds from sale of property and equipment	1	7
Net change in restricted time deposits	123	1
Repayments on notes receivable	—	74
Software product and content development costs	(588)	(371)
Purchase of investment funds	(3,725)	—
Net cash used in investing activities	(4,249)	(378)

Cash flows from financing activities
Repayments on capital leases	(8)	(17)
Proceeds from sales of common stock	—	555
Repurchase of common stock to be held as treasury stock	(182)	—
Proceeds from exercise of common stock options and warrants	101	14
Net cash provided by financing activities	(89)	552

(Decrease) increase in cash and cash equivalents	(1,868)	2,320
Cash and cash equivalents, beginning of period	4,554	2,220

Cash and cash equivalents, end of period	$2,686	$4,540

Interest paid	$3	$6

The accompanying notes are an integral part of these condensed consolidated financial statements.

A.D.A.M., Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

September 30, 2004

1. BUSINESS AND BASIS OF PRESENTATION

Business

We specialize in the creation and delivery of interactive health information and decision support tools primarily marketed to healthcare organizations, public and restricted access Internet websites, and educational applications that are primarily marketed to educational institutions.

Our products for healthcare are designed to educate and inform healthcare consumers on various aspects of their health and wellness. These products can be used for learning about general health concerns, specific diseases and treatments, surgical procedures, drug information, specialty health subjects (such as women’s health and children’s health), nutrition, alternative medicine and more. We sell our health products and decision support tools primarily through annual licensing agreements to many different types of healthcare and health-related organizations including hospitals, health plans, pharmaceutical companies, disease management vendors, health-oriented Internet websites, healthcare technology companies and large employers. Our health information tools can be incorporated into a customer’s website, imbedded in healthcare applications such as an electronic medical record or disease management application, contained in a printed format, or combined with other products that may be offered to a healthcare consumer.

Our educational products include applications designed to teach students gross anatomy and physiology as well as to allow educators to develop interactive, multimedia-based classroom curriculum.

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the general instructions to Form 10-QSB. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. These interim financial statements should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2003. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

Operating results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004 or any future period.

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

We did not expense any employee stock option compensation cost during the three and nine months ended September 30, 2004 or 2003. Had we determined employee compensation costs using a fair value based methodology at the grant date for our stock options under SFAS 123, our pro forma consolidated net income (loss) would have been as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003

Net income as reported	$405	$86	$945	$511
Deduct total stock-based employee compensation expense determined under fair-value base method	(77)	(213)	(321)	(691)

Pro forma net income (loss)	$328	$(127)	$624	$(180)

Basic net income (loss) per share
As reported	$0.05	$0.01	$0.12	$0.07
Pro forma	$0.04	$(0.02)	$0.08	$(0.03)
Diluted net income (loss) per share
As reported	$0.05	$0.01	$0.11	$0.06
Pro forma	$0.04	$(0.02)	$0.07	$(0.03)

3. INVESTMENTS

                In August 2004, we invested $1,000,000 in a short-term certificate of deposit, which matures within 12 months and earns interest at an annual rate of approximately 2.35%. In September 2004, we invested $99,000 in a short-term certificate of deposit, which matures in 12 months and earns interest at an annual rate of approximately 2.22%.

                In June 2004, we invested $1,000,000 in a short-term floating fund, which matures in twelve months. This investment earns interest at an annual rate of approximately 2.60%, which is paid to us monthly. We also invested $1,000,000 in a long-term bond in June 2004, which earns interest at an annual rate of approximately 4.50% and matures July 2006. Interest is paid to us on a semi-annual basis.

In January 2004, we invested $126,000 in a short-term certificate of deposit, which matures in 12 months and earns interest at an annual rate of approximately 1.60%. In May 2004, we invested $500,000 in a short-term certificate of deposit, which matures in 6 months and earns interest at an annual rate of approximately 1.25%.

4. TREASURY STOCK

During the three and nine months ended September 30, 2004, we repurchased 53,800 and 74,700 shares of our common stock, respectively, to be held by us as Treasury Stock recorded at cost for a total purchase price of $136,000 and $182,000, respectively.

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

On August 1, 2003, we entered into a second Restricted Common Stock Purchase Agreement with the Purchasers in connection with a twelve-month extension of the consulting contract. Each Purchaser acquired 38,889 shares of our common stock at a purchase price of $.90 per share. The purchase price of our common stock was discounted from the $1.86 market price on the date we entered into the agreement. In connection with the sale, we recorded deferred compensation for services of $74,667. This deferred compensation expense was expensed over the twelve-month service period, which began September 1, 2003.

6. COMPREHENSIVE INCOME

Our comprehensive income for the three and nine months ended September 30, 2004 and 2003, as required to be reported by Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 130, was identical to the actual income reported for those periods.

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

Assets	Purchase Price	Amortization Period	2004	2005

IMC
Purchased intellectual content	$807	3 Years	$45	$—

NIDUS
Purchased intellectual content	$472	3 Years	39	20

HIP
Purchased intellectual content	$152	3 Years	13	50

			$97	$70

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

Intangible assets are summarized as follows (in thousands):

	Estimated amortizable lives (years)	September 30, 2004	December 31, 2003

Capitalized software products and content to be sold, leased or otherwise marketed	2	$3,539	$3,048
Software developed for internal use	3	622	525
Purchased intellectual content	3 - 5	1,431	1,431
Purchased customer contracts	2	333	333

Intangible assets, gross		5,925	5,337

Less accumulated amortization:
Capitalized software products and content to be sold, leased or otherwise marketed		(2,510)	(2,246)
Software developed for internal use		(320)	(222)
Purchased intellectual content		(1,263)	(906)
Purchased customer contracts		(333)	(327)

Accumulated amortization		(4,426)	(3,701)

Intangible assets, net		$1,499	$1,636

Amortization expense, which includes the amortization of capitalized software reported in cost of revenues, for the three months ended September 30, 2004 and 2003 was $258,000 and $346,000, respectively. Amortization expense for the nine months ended September 30, 2004 and 2003 was $725,000 and $1,004,000, respectively.

8. EQUITY PURCHASE AGREEMENT

On May 22, 2002, we entered into a Common Stock Purchase Agreement with Fusion Capital Fund II, LLC. Pursuant to this agreement, Fusion Capital agreed to purchase up to an aggregate of $12,000,000 of our common stock. We have the right to sell up to $15,000 of our common stock per trading day under this agreement unless our stock price equals or exceeds $7.00, in which case the daily amount may be increased at our option. Fusion Capital is not obligated to purchase any shares of our common stock on any trading days that the market price of our common stock is less than $1.00. Since we registered the sale of 3,500,000 shares to Fusion Capital pursuant to the agreement, the selling price of our common stock to Fusion Capital will have to average at least $3.43 per share for us to receive the maximum proceeds of $12,000,000 without registering additional shares of common stock, which we have the right but not the obligation to do. Assuming a purchase price of $1.00 per share and the purchase by Fusion Capital of the full 3,500,000 shares under the agreement, proceeds to us would be $3,500,000. If we decided to sell more than the 1,352,100 shares to Fusion Capital (19.99% of our outstanding shares as of May 22, 2002, the date of the agreement, exclusive of the 160,000 shares issued to Fusion Capital as a commitment fee), we would first be required to seek shareholder approval of the agreement in order to comply with Nasdaq rules. We may, but are under no obligation to, request our shareholders to approve the transaction contemplated by the agreement. We may terminate the agreement at any time, and Fusion Capital may terminate the agreement at any time after approximately 40 months following the date the purchase obligation under the agreement became effective. During the year ended December 31, 2003, we sold 486,566 shares for aggregate proceeds of $733,000 under this agreement.  During the nine months ended September 30, 2004, there were no transactions under this agreement.

9. EARNINGS PER COMMON SHARE

Net income per share is computed in accordance with SFAS No. 128, “Earnings Per Share.” We compute basic income per share by dividing net income by the weighted average number of issued and outstanding common shares for each period. Diluted income per share is based upon the addition of the effect of common stock equivalents (stock options and warrants) to the denominator of the basic income per share calculation using the treasury stock method, if their effect is dilutive. The computation of income per share for the three and nine months ended September 30, 2004 and 2003 is as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net income	$405	$86	$945	$511
Weighted average common shares outstanding	7,904	7,421	7,881	7,163
Weighted average common share equivalents (stock options and warrants)	831	904	768	810
Weighted average diluted common shares outstanding	8,735	8,325	8,649	7,973
Net income per share:
Basic	$0.05	$0.01	$0.12	$0.07
Diluted	$0.05	$0.01	$0.11	$0.06

We had a weighted average of 1,759,000 and 2,605,000 options and warrants outstanding that were anti-dilutive for the three months ended September 30, 2004 and 2003, respectively. We had a weighted average of 1,771,000 and 2,623,000 options and warrants outstanding that were anti-dilutive for the nine months ended September 30, 2004 and 2003, respectively.

10. NON-CONSOLIDATED AFFILIATE

We have one non-consolidated affiliate, ThePort Network, Inc. (formerly ThePort.com, Inc.) (“ThePort”). As of September 30, 2004, we had an approximate 34% voting interest in ThePort and this investment was accounted for under the equity method. As of September 30, 2004 and December 31, 2003, the carrying value of this investment was $0. We have no future obligations to fund ThePort.

11. RELATED PARTY TRANSACTIONS

Sublease with Affiliate of A.D.A.M. Board Member

On April 2, 2001, for a term beginning on January 1, 2001, we signed an 18-month sublease agreement with a company whose Chief Executive Officer is an A.D.A.M. board member. We received 8,333 shares of the tenant’s common stock monthly over the term of the agreement, which ended June 30, 2002. From June 30, 2002 through December 31, 2002, we continued to sublease space to this company on a month-to-month basis for the same monthly consideration. The shares were valued at the fair market value of the rent on the leased space and were recorded on our balance sheet as a long-term asset. As of September 30, 2004 and December 31, 2003, the shares were valued at $0. Additionally, we received warrants to purchase 25,000 common shares of the tenant that became fully exercisable on January 1, 2002. From December 2002 through September 2003, we allowed the tenant to occupy this space and did not collect any lease payments. Beginning in October 2003, we began collecting cash lease payments of $785 per month from the tenant to occupy this space. Under the terms of an amendment to the lease agreement, we have the right to require the tenant to vacate the space upon 30 days notice. As of September 30, 2004, our Chief Executive Officer had an approximate 2% voting interest in the tenant company.

Promissory Note with A.D.A.M’S Chief Executive Officer

On May 30, 2001, we received a full-recourse promissory note from our Chief Executive Officer for approximately $341,000 (the “Exercise Note”) for the exercise of 150,000 options at $1.94 per share and a $50,000 promissory note (the “Tax Note”) in connection with a loan to our Chief Executive Officer to pay taxes related to the stock exercise. The notes accrue interest of 6.25% per annum and are due in full on or before May 29, 2006. Part of the Exercise Note, $291,000, is secured by 150,000 shares of our common stock and is recorded in shareholders’ equity. As of September 30, 2004, approximately $70,000 of interest had been accrued on both notes, of which $55,000 had been paid, and $11,000 of principal had been paid with respect to the Tax Note, leaving a remaining balance of $39,000 (see paragraph below).

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

Investment and Sublease with ThePort Network, Inc.

On April 10, 2002, for a term beginning on November 1, 2001, we entered into an 8-month sublease agreement with ThePort. We received 14,044 shares of ThePort’s common stock monthly over the term of the agreement, which ended on June 30, 2002. The shares were valued at the fair market value of the rent of the leased space. As of September 30, 2004 and December 31, 2003, the carrying value of this investment was $0. After the expiration of the sublease on June 30, 2002, we continued to sublease this space to ThePort on a month-to-month basis for the same monthly consideration until December 31, 2002. Since then, we have not collected any lease payments.

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

Our President and Chief Operating Officer served on the Board of Directors of ThePort from December 2001 through August 2002. Our Chief Executive Officer, who currently serves as the Chairman of the Board of Directors of ThePort, holds an approximate 10% voting interest in ThePort and holds a convertible note and loans from ThePort in the amount of approximately $1,019,000 at September 30, 2004. Two of our other directors also own equity interests in ThePort.

12. COMMITMENTS

We have entered into certain agreements to license content for services from various unrelated third parties. We also have contractual obligations at September 30, 2004 relating to real estate, capital and operating lease arrangements.

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

Total payments due and estimated under license agreements and real estate, operating and capital leases, and total bonus amounts due under an employment agreement (Note 11) for the remainder of 2004 and beyond are listed below (in thousands):

	License Agreements	Annual Bonus	Real Estate Leases	Operating Lease	Capital Lease

2004	$52	$—	$57	$4	$4
2005	100	105	229	4	15
2006	—	105	234	1	15
2007	—	—	239	1	11
2008	—	—	182	—	—

Total future payments	$152	$210	$941	$10	45

Less - amounts representing interest					(6)

Present value of future minimum lease payments					39

Less - current portion					(12)

Long term portion					$27

13. CONCENTRATIONS

No customer accounted for more than 10% of our revenues during the three and nine months ended September 30, 2004.

14. INCOME TAXES

No provision for income taxes has been reflected for the three and nine months ended September 30, 2004 as we have sufficient net operating loss carry forwards to offset taxable income. As of September 30, 2004, we continue to maintain a valuation allowance against our total net deferred tax asset balance. We have sustained cumulative loses in recent years. Upon achievement of sustained profitability, we will make a determination that the current valuation allowance is not needed for some portion or all of the deferred tax asset.

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

We specialize in the creation and delivery of interactive health information and decision support tools primarily marketed to healthcare organizations, public and restricted access Internet websites, and educational applications that are primarily marketed to educational institutions.

Our products for healthcare are designed to educate and inform healthcare consumers on various aspects of their health and wellness. These products can be used for learning about general health concerns, specific diseases and treatments, surgical procedures, drug information, specialty health subjects (such as women’s health and children’s health), nutrition, alternative medicine and more. We sell our health products and decision support tools primarily through annual licensing agreements to many different types of healthcare and health-related organizations including hospitals, health plans, pharmaceutical companies, disease management vendors, health-oriented Internet websites, healthcare technology companies and large employers, Our health information tools can be incorporated into a customer’s website, imbedded in healthcare applications such as an electronic medical record or disease management application, contained in a printed format, or combined with other products that may be offered to a healthcare consumer.

Our educational products include applications designed to teach students gross anatomy and physiology as well as to allow educators to develop interactive, multimedia-based classroom curriculum.

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

We generate revenues mainly in two ways — through subscription-based licensing agreements and product sales. Subscription revenues consist primarily of license fees that usually consist of an annual, up-front fee that is initially recorded as deferred revenue. This revenue is recognized ratably over the term of the license agreement beginning after delivery has occurred, upon customer acceptance or live date and when we have determined that the fees from the agreement are fixed and determinable and there are no significant return or acceptance provisions. For license fees earned through our resellers, we do not recognize any revenue until an agreement has been finalized between the customer and our authorized reseller and the content has been delivered to the customer by our reseller. Revenue is not recognized under any circumstances, unless collectibility is deemed probable. Revenues from product sales represent the sales of CD ROM and other offline products and revenues earned under certain royalty agreements. Revenues from product sales are generally recognized at the time title passes to customers, distributors or resellers. We also recognize a portion of our revenues from royalty agreements. Revenues from royalty agreements are recognized as earned based upon performance or product shipment.

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

Capitalized Software Product and Content Development Costs

We capitalize internal software product and content development costs in accordance with Financial and Accounting Standards Board (“FASB”) Statement No. 86 (“FAS 86”), “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” This statement specifies that costs incurred internally in creating a computer software product shall be charged to expense when incurred as research and development until technological feasibility has been established for the product. Technological feasibility is established upon completion of all planning, designing, and testing activities that are necessary to establish that the product can be produced to meet its design specifications including functions, features, and technical performance requirements. We cease capitalization of internally developed software when the product is made available for general release to customers and thereafter, any maintenance and customer support is charged to expense when related revenue is recognized or when those costs are incurred. We amortize such capitalized software product and content development costs as cost of sales on a product-by-product basis using the straight-line method over a period of twenty-four months. We continually evaluate the recoverability of capitalized software product and content development costs and if the successes of new product releases are less than we anticipate then a write-down of capitalized software product and content development costs may be made which could adversely affect our results in the reporting period in which the write-down occurs.

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

Income Taxes

As part of the process of preparing our consolidated financial statements we are required to estimate our taxes in each of the jurisdictions in which we operate. This process involves management estimating the actual tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and U.S. GAAP purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent that we determine that the valuation allowance is not needed for some portion or all of the deferred tax asset, the benefit is reported as appropriate.

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

The adoption of FIN 44 did not have a material impact on our financial position or results of operations. This interpretation requires variable accounting treatment for options that have been modified from their original terms. Accordingly, compensation cost shall be adjusted for increases or decreases in the intrinsic value of the modified awards in subsequent periods and until the awards have been exercised, forfeited, or expired. As of September 30, 2004, we have 231,438 outstanding options with an exercise price of $5.25 that are considered variable under this interpretation. Because the stock price since the effective date of July 1, 2000 has been below $5.25, we have not recorded any compensation cost related to the repriced options issued on January 14, 1999. Should our stock price climb above $5.25 our operating results will be affected until the stock options are either exercised or forfeited and could adversely affect any reporting period in which the variable accounting is required. Any charges that result from these variable options would be non-cash operating expenses.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2004 with the Three Months Ended September 30, 2003

Revenues

	Three Months Ended September 30,				2004 % of	2003 % of
	2004	2003	$ Change	% Change	Total Rev	Total Rev

Healthcare	$1,567	$1,063	$504	47.4%	68.8%	56.8%
Internet	$295	$354	$(59)	-16.7%	12.9%	18.9%
Education	$408	$452	$(44)	-9.7%	17.9%	24.1%
Other	$8	$4	$4	100.0%	0.4%	0.2%
Total Net Revenues	$2,278	$1,873	$405	21.6%	100.0%	100.0%

Total revenues increased $405,000, or 21.6%, to $2,278,000 for the three months ended September 30, 2004 compared to $1,873,000 for the three months ended September 30, 2003.

Revenues from the healthcare market increased $504,000, or 47.4%, to $1,567,000 for the three months ended September 30, 2004 compared to $1,063,000 for the three months ended September 30, 2003. Our products for the healthcare industry target a broad range of businesses including hospitals and hospital systems, health plans, healthcare technology companies, and pharmaceutical companies. We believe we are well positioned to grow our business in healthcare as the demand for health information grows and as content becomes an increasingly important business driver within the healthcare industry. We have also undertaken technological initiatives to enable our content products to be used in broader applications within the healthcare industry such as electronic medical records and other point-of-care applications. In addition, revenues increased $149,000 due to sales of our Family Health Guide, which we launched during the three months ended September 30, 2004. Revenues also increase $23,000 due to determining that the Well-Connected subscription customer base moved from an educational market to the healthcare market. These initiatives as well as our continuing efforts to expand our presence in the healthcare industry contributed to the increase in healthcare industry revenues during the three months ended September 30, 2004. As a percent of total revenues, revenues from the healthcare market increased to 68.8% for the three months ended September 30, 2004 compared to 56.8% for the three months ended September 30, 2003.

Revenues from the education market decreased $44,000, or 9.7%, to $408,000 for the three months ended September 30, 2004 compared to $452,000 for the three months ended September 30, 2003. Education market revenues consist primarily of CD ROM-based product sales, royalties and subscriptions. This decrease was attributable to a decrease of $86,000 of revenue from our subscription products, primarily due to the transfer of subscription rights of the IMC Consult Newsletter to another publisher and, during 2004, a decrease of $23,000 due to determining that the Well-Connected subscription customer base moved from an educational market to the healthcare market. Also, this decrease was due to a $31,000 decrease in revenue from license agreements. These decreases were offset by a $75,000 overall increase in our CD ROM-based product revenues due to the release of a major upgrade to our flagship product for education, A.D.A.M. Interactive Anatomy. As a percent of total revenues, revenues from the education market decreased to 17.9% for the three months ended September 30, 2004 compared to 24.1% for the three months ended September 30, 2003.

Revenues from the Internet market decreased $59,000, or 16.7%, to $295,000 for the three months ended September 30, 2004 compared to $354,000 for the three months ended September 30, 2003. The Internet market includes public and restricted access Internet portals and large media-related websites that host a variety of consumer-oriented content and services. The decrease in our Internet revenues was primarily due to the expiration of license agreements within the Internet market and due to our continuing efforts to expand our presence in the healthcare industry. As a percent of total revenues, revenues from the Internet market decreased to 12.9% for the three months ended September 30, 2004 compared to 18.9% for the three months ended September 30, 2003.

Operating Expenses

	Three Months Ended September 30,				2004 % of	2003 % of
	2004	2003	$ Change	% Change	Total Rev	Total Rev

Costs of Revenues	$457	$420	$37	8.8%	20.1%	22.4%
General and Administration	$458	$487	$(29)	-6.0%	20.1%	26.0%
Product and Content Development	$407	$281	$126	44.8%	17.9%	15.0%
Sales and Marketing	$430	$392	$38	9.7%	18.9%	20.9%
Depreciation and Amortization	$146	$217	$(71)	-32.7%	6.4%	11.6%
Total Operating Expenses	$1,898	$1,797	$101	5.6%	83.4%	95.9%

Cost of revenues increased $37,000, or 8.8%, to $457,000 for the three months ended September 30, 2004 compared to $420,000 for the three months ended September 30, 2003. Cost of revenues includes shipped product components, packaging and shipping costs, newsletter printing costs, distribution license fees, royalties, amortization of capitalized software product and content development costs and amortization of product development. This increase was primarily the result of a $51,000 increase of cost of goods sold for our CD ROM-based products and a $7,000 net increase in distribution license fees from the sales of our Spanish language products, the sales of our third party licensing agreement products, and royalty expenses. This increase was offset by an $21,000 decrease in software product and content development amortization due to certain capitalized products and content being fully amortized (net of a $59,000 increase in amortization due to the completion of new products, including the Family Health Guide, during the three months ended September 30, 2004). As a percent of total revenues, cost of revenues decreased to 20.1% for the three months ended September 30, 2004 compared to 22.4% for the three months ended September 30, 2003.

General and administrative expenses decreased $29,000, or 6.0%, to $458,000 for the three months ended September 30, 2004 from $487,000 for the three months ended September 30, 2003. This decrease was primarily attributable to a $36,000 decrease in investor relations expenses, a $23,000 decrease in expenses due to expiration of the building lease agreement in Boston and overhead expenses associated with this office space, a $15,000 decrease in equipment and furniture leases, and a $13,000 decrease in insurance expense. This decrease was offset by a $22,000 increase in salaries, a $22,000 increase in bad debt expense, a $10,000 increase in property taxes and licenses, and a $4,000 increase in legal and accounting expenses. As a percent of total revenues, general and administrative expenses decreased to 20.1% for the three months ended September 30, 2004 compared to 26.0% for the three months ended September 30, 2003.

Product and content development expenses increased $126,000, or 44.8%, to $407,000 for the three months ended September 30, 2004 from $281,000 for the three months ended September 30, 2003. This increase was primarily attributable to a $120,000 decrease in research and development expenses which were capitalized during the three months ended September 30, 2003 as compared to September 30, 2004 capitalized expenses. Also, this increase was attributable to a $7,000 increase in salaries and a $2,000 increase in overall product and content development expenses. This increase was offset by a $3,000 decrease in consulting expenses. As a percent of total revenues, product development expenses increased to 17.9% for the three months ended September 30, 2004 compared to 15.0% for the three months ended September 30, 2003.

Sales and marketing expenses increased $38,000, or 9.7%, to $430,000 for the three months ended September 30, 2004 from $392,000 for the three months ended September 30, 2003. This increase was primarily attributable to a $48,000 increase in commissions, a $22,000 increase in advertising expenses and a $12,000 increase in consulting expenses relating to the major upgrade to A.D.A.M. Interactive Anatomy. This increase was offset by a $40,000 decrease in salaries and a $4,000 decrease in overall sales and marketing expenses. As a percent of total revenues, sales and marketing expenses decreased to 18.9% for the three months ended September 30, 2004 compared to 20.9% for the three months ended September 30, 2003.

Depreciation and amortization expenses decreased $71,000, or 32.7%, to $146,000 for the three months ended September 30, 2004 from $217,000 for the three months ended September 30, 2003. This decrease was primarily attributable to a $4,000 decrease in depreciation of assets and a decrease of $67,000 of purchased contract and content acquisition amortization. As a percent of total revenues, depreciation and amortization expenses decreased to 6.4% for the three months ended September 30, 2004 compared to 11.6% for the three months ended September 30, 2003.

As a result of the factors described above, operating profit increased $304,000 to $380,000 for the three months ended September 30, 2004 compared to an operating profit of $76,000 for the three months ended September 30, 2003.

Other Expenses and Income

Interest income, net, was $25,000 and $10,000 for the three months ended September 30, 2004 and 2003, respectively.

For the three months ended September 30, 2004 no provision was estimated for income taxes. We had sufficient net operating loss carry forwards to offset regular taxable income. As of September 30, 2004, we continue to maintain a valuation allowance against our total net deferred tax asset balance. We have sustained cumulative loses in recent years. Upon achievement of sustained profitability, we will make a determination that the current valuation allowance is not needed for some portion or all of the deferred tax asset. We will be evaluating the reversal of the valuation allowance during the fourth quarter of 2004.

As a result of the above, we had a net income of $405,000 for the three months ended September 30, 2004 compared to a net income of $86,000 for the three months ended September 30, 2003.

Comparison of the Nine Months Ended September 30, 2004 with the Nine Months Ended September 30, 2003

Revenues

	Nine Months Ended September 30,				2004 % of	2003 % of
	2004	2003	$ Change	% Change	Total Rev	Total Rev

Healthcare	$4,043	$3,183	$860	27.0%	67.9%	51.8%
Internet	$1,040	$1,762	$(722)	-41.0%	17.4%	28.6%
Education	$861	$1,194	$(333)	-27.9%	14.4%	19.4%
Other	$18	$12	$6	50.0%	0.3%	0.2%
Total Net Revenues	$5,962	$6,151	$(189)	-3.1%	100.0%	100.0%

Total revenues decreased $189,000, or 3.1%, to $5,962,000 for the nine months ended September 30, 2004 compared to $6,151,000 for the nine months ended September 30, 2003.

Revenues from the healthcare market increased $860,000, or 27.0%, to $4,043,000 for the nine months ended September 30, 2004 compared to $3,183,000 for the nine months ended September 30, 2003. We believe we are well positioned in the market as the demand for health information grows and as content becomes an increasingly important driver for business growth within the healthcare industry. We have also undertaken technological initiatives to enable our content products to be used in broader applications within the healthcare industry such as electronic medical records and other point-of-care applications. In addition, revenues increased $149,000 due to the sales of our Family Health Guide, which we launched during the third quarter of 2004. Revenues also increase $78,000 due to determining that the Well-Connected subscription customer base moved from an educational market to the healthcare market. These factors and our continuing efforts to expand our presence in the healthcare market contributed to the increase in healthcare market revenues during the nine months ended September 30, 2004. As a percent of total revenues, revenues from the healthcare market increased to 67.9% for the nine months ended September 30, 2004 compared to 51.8% for the nine months ended September 30, 2003.

Revenues from the education market decreased $333,000, or 27.9%, to $861,000 for the nine months ended September 30, 2004 compared to $1,194,000 for the nine months ended September 30, 2003. This decrease was primarily attributable to a decrease of $219,000 of revenue from our subscription products, primarily due to the transfer of subscription rights of the IMC Consult Newsletter to another publisher and during 2004, a decrease of $70,000 due to determining that the Well-Connected subscription customer base has moved from an educational market to the healthcare market. Also, this decrease was due to an $86,000 decrease in sales of our CD ROM-based products, primarily due to an aging product line (which were offset by a $170,000 increase in revenues due to the release of the major upgrade of our flagship product for education, A.D.A.M. Interactive Anatomy) and a $28,000 decrease in revenue earned from license agreements and other subscription products. As a percent of total revenues, revenues from the education market decreased to 14.4% for the nine months ended September 30, 2004 compared to 19.4% for the nine months ended September 30, 2003.

Revenues from the Internet market decreased $722,000, or 41.0%, to $1,040,000 for the nine months ended September 30, 2004 compared to $1,762,000 for the nine months ended September 30, 2003. The decrease in our Internet revenues was primarily due to the expiration of a license agreement we had with WebMD Corp. during the first quarter of 2003 which accounted for approximately 9% of total revenues during the nine months ended September 30, 2003. The decrease in our Internet revenues was also due to the expiration of other license agreements within the Internet market and due to our continuing efforts to expand our presence in the healthcare industry. As a percent of total revenues, revenues from the Internet market decreased to 17.4% for the nine months ended September 30, 2004 compared to 28.6% for the nine months ended September 30, 2003.

Operating Expenses

	Nine Months Ended September 30,				2004 % of	2003 % of
	2004	2003	$ Change	% Change	Total Rev	Total Rev

Costs of Revenues	$1,185	$1,296	$(111)	-8.6%	19.9%	21.1%
General and Administration	$1,206	$1,312	$(106)	-8.1%	20.2%	21.3%
Product and Content Development	$1,007	$1,124	$(117)	-10.4%	16.9%	18.3%
Sales and Marketing	$1,227	$1,353	$(126)	-9.3%	20.6%	22.0%
Depreciation and Amortization	$443	$588	$(145)	-24.7%	7.4%	9.6%
Total Operating Expenses	$5,068	$5,673	$(605)	-10.7%	85.0%	92.3%

Cost of revenues decreased $111,000, or 8.6%, to $1,185,000 for the nine months ended September 30, 2004 compared to $1,296,000 for the nine months ended September 30, 2003. This decrease was primarily the result of a $160,000 decrease in software product and content development amortization due to certain capitalized products and content being fully amortized (net of a $112,000 increase in amortization due to the completion of new products, including the Family Health Guide, during the nine months ended September 30, 2004). This decrease was offset by a $26,000 increase in distribution license fees from the sales of our Spanish language products, the sales of our third party licensing agreement products, and royalty expenses and a $23,000 increase in cost of goods sold related to our CD ROM-based products. As a percent of total revenues, cost of revenues decreased to 19.9% for the nine months ended September 30, 2004 compared to 21.1% for the nine months ended September 30, 2003.

General and administrative expenses decreased $106,000, or 8.1%, to $1,206,000 for the nine months ended September 30, 2004 from $1,312,000 for the nine months ended September 30, 2003. This decrease was primarily attributable to a $61,000 decrease in investor relations expenses, a $44,000 decrease in insurance expenses, a $32,000 decrease in bad debt expense, a $29,000 decrease in equipment and furniture expense, a $25,000 decrease in our rent and overhead expenses associated with the closing of our Boston office, a $4,000 decrease in salaries, and a $3,000 decrease in our rent expense pertaining to the Atlanta office. This decrease was offset by a $52,000 increase in legal and accounting fees, a $28,000 increase in taxes and licenses and a $14,000 increase in overall general and administrative expenses. As a percent of total revenues, general and administrative costs decreased to 20.2% for the nine months ended September 30, 2004 compared to 21.2% for the nine months ended September 30, 2003.

Product and content development expenses decreased $117,000, or 10.4%, to $1,007,000 for the nine months ended September 30, 2004 from $1,124,000 for the nine months ended September 30, 2003. This decrease was primarily attributable to a $217,000 decrease in research and development expenses which were capitalized during the nine months ended September 30, 2003 as compared to capitalized expenses during the nine months ended September 30, 2004, and a $12,000 decrease in third party software licenses. This decrease was offset by a $93,000 increase in consulting expenses, a $16,000 increase in salaries and a $3,000 increase in overall product and content development expenses. As a percent of total revenues, product development expenses decreased to 16.9% for the nine months ended September 30, 2004 compared to 18.3% for the nine months ended September 30, 2003.

Sales and marketing expenses decreased $126,000, or 9.3%, to $1,227,000 for the nine months ended September 30, 2004 from $1,353,000 for the nine months ended September 30, 2003. This decrease was primarily attributable to a $62,000 decrease in salaries, a $60,000 decrease in commissions, a $30,000 decrease in overall sales and marketing expenses, and a $2,000 decrease in advertising. This decrease was offset by a $28,000 increase in consulting expenses relating to the major upgrade to A.D.A.M. Interactive Anatomy. As a percent of total revenues, sales and marketing expenses decreased to 20.6% for the nine months ended September 30, 2004 compared to 22.0% for the nine months ended September 30, 2003.

Depreciation and amortization expenses decreased $145,000, or 24.7%, to $443,000 for the nine months ended September 30, 2004 from $588,000 for the nine months ended September 30, 2003. This decrease was primarily attributable to a $27,000 decrease in depreciation of assets and a $118,000 net decrease of purchased contract and content acquisition amortization. As a percent of total revenues, depreciation and amortization expenses decreased to 7.4% for the nine months ended September 30, 2004 compared to 9.6% for the nine months ended September 30, 2003.

As a result of the factors described above, operating profit increased $416,000 to $894,000 for the nine months ended September 30, 2004 compared to an operating profit of $478,000 for the nine months ended September 30, 2003.

Other Expenses and Income

Interest income, net, was $51,000 and $33,000 for the nine months ended September 30, 2004 and 2003, respectively.

For the nine months ended September 30, 2004 no provision was estimated for income taxes. We had sufficient net operating loss carry forwards to offset regular taxable income. As of September 30, 2004, we continue to maintain a valuation allowance against our total net deferred tax asset balance. We have sustained cumulative loses in recent years. Upon achievement of sustained profitability, we will make a determination that the current valuation allowance is not needed for some portion or all of the deferred tax asset. We will evaluate the reversal of the valuation allowance during the fourth quarter of 2004.

As a result of the above, we had a net income of $945,000 for the nine months ended September 30, 2004 compared to a net income of $511,000 for the nine months ended September 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2004, we had cash and cash equivalents of $2,686,000 and working capital of $3,584,000.

Cash provided by operating activities was $2,470,000 during the nine months ended September 30, 2004 as compared to cash provided of $2,146,000 during the nine months ended September 30, 2003. This increase in cash provided was due primarily to increases in net income, accounts receivable, accounts payable and accrued expenses, and deferred revenue offset by a decrease in depreciation and amortization, inventories and prepaid expenses.

Cash used in investing activities was $4,249,000 during the nine months ended September 30, 2004 as compared to cash used of $378,000 during the nine months ended September 30, 2003. This increase in cash used was due primarily to an increase in short-term and long-term investments, a decrease in repayments on notes receivables, a decrease in purchases of property and equipment, and a decrease in software content and product development offset by an increase in the net change of restricted time deposits.

Cash used by financing activities was $89,000 during the nine months ended September 30, 2004 compared to cash provided by financing activities of $552,000 during the nine months ended September 30, 2003. The change is mainly due to cash received from sales of stock from the equity purchase agreement in the nine months ended September 30, 2003 with no comparable activity for the nine months ended September 30, 2004, an increase in cash used to repurchase common stock to be held as treasury stock, and a decrease in cash used for repayments on capital leases offset by an increase in exercise of common stock options.

We also use working capital to finance ongoing operations, fund the development and introduction of new business strategies and internally developed software, acquire complementary businesses and acquire capital equipment.

                In August 2004, we invested $1,000,000 in a short-term certificate of deposit, which matures within 12 months and earns interest at an annual rate of approximately 2.35%. In September 2004, we invested $99,000 in a short-term certificate of deposit, which matures in 12 months and earns interest at an annual rate of approximately 2.22%.

                In June 2004, we invested $1,000,000 in a short-term floating fund, which matures in twelve months. This investment earns interest at an annual rate of approximately 2.60%, which is paid to us monthly. We also invested $1,000,000 in a long-term bond in June 2004, which earns interest at an annual rate of approximately 4.50% and matures July 2006. Interest is paid to us on a semi-annual basis.

In January 2004, we invested $126,000 in a short-term certificate of deposit, which matures in 12 months and earns interest at an annual rate of approximately 1.60%. In May 2004, we invested $500,000 in a short-term certificate of deposit, which matures in 6 months and earns interest at an annual rate of approximately 1.25%.

During the three and nine months ended September 30, 2004, we repurchased 53,800 and 74,700 shares of our common stock to be held by us as Treasury Stock recorded at cost for a total purchase price of $136,000 and $182,000, respectively.

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

On August 1, 2003, we entered into a second Restricted Common Stock Purchase Agreement with the Purchasers in connection with a twelve-month extension of the consulting contract. Each Purchaser purchased 38,889 shares of our common stock at a purchase price of $.90 per share. The purchase price of our common stock was discounted from the $1.86 market price on the date we entered into the agreement. In connection with the sale, we recorded deferred compensation for services of $74,667. This deferred compensation expense was expensed over the twelve-month service period, which began September 1, 2003.

On May 22, 2002, we entered into a Common Stock Purchase Agreement with Fusion Capital Fund II, LLC. Pursuant to this agreement, Fusion Capital agreed to purchase up to an aggregate of $12,000,000 of our common stock. We have the right to sell up to $15,000 of our common stock per trading day under this agreement unless our stock price equals or exceeds $7.00, in which case the daily amount may be increased at our option. Fusion Capital is not obligated to purchase any shares of our common stock on any trading days that the market price of our common stock is less than $1.00. Since we registered 3,500,000 shares for sale to Fusion Capital pursuant to the agreement, the selling price of our common stock to Fusion Capital will have to average at least $3.43 per share for us to receive the maximum proceeds of $12,000,000 without registering additional shares of common stock, which we have the right but not the obligation to do. Assuming a purchase price of $1.00 per share and the purchase by Fusion Capital of the full 3,500,000 shares under the agreement, proceeds to us would be $3,500,000. If we decided to sell more than the 1,352,100 shares to Fusion Capital (19.99% of our outstanding shares as of May 22, 2002, the date of the agreement, exclusive of the 160,000 shares issued to Fusion Capital as a commitment fee), we would first be required to seek shareholder approval of the agreement in order to be in compliance with Nasdaq rules. We may, but shall be under no obligation to, request our shareholders to approve the transaction contemplated by the agreement. We may terminate the agreement at any time, and Fusion Capital may terminate the agreement at any time after approximately 40 months following the date the purchase obligation under the agreement became effective. During the year ended December 31, 2003, we sold 486,566 shares for $733,000 under this agreement. During the nine months ended September 30, 2004, there were no transactions under this agreement, and at this time we do not expect to sell any shares of common stock under this agreement during the remainder of 2004.

On May 30, 2001, we received a full-recourse promissory note from our Chief Executive Officer for approximately $341,000 (the “Exercise Note”) for the exercise of 150,000 options at $1.94 per share and a $50,000 promissory note (the “Tax Note”) in connection with a loan to our Chief Executive Officer to pay taxes related to the stock exercise. The notes accrue interest of 6.25% per annum and are due in full on or before May 29, 2006. Part of the Exercise Note, $291,000, is secured by 150,000 shares of our common stock and is recorded in shareholders’ equity. As of September 30, 2004, approximately $70,000 of interest had been accrued on both notes, of which $55,000 had been paid, and $11,000 of principal had been paid with respect to the Tax Note, leaving a remaining balance of $39,000 (see paragraph below).

On October 1, 2002, we entered into an employment agreement with our Chief Executive Officer, which was amended on March 17, 2004. The employment agreement as amended provides for a base salary. The amended agreement also provides for bonuses in an aggregate amount of approximately $289,000 through May 2006. Under the terms of the agreement, these bonuses will be paid by reducing the amounts outstanding under the Exercise Note and Tax Note. During the year ended December 31, 2003, our Chief Executive Officer earned bonus payments totaling $78,866 under the agreement. The net bonus payments of approximately $60,000, after withholding taxes, were applied towards accrued interest ($49,000) and the outstanding principal balance ($11,000) on the Tax Note.

We have also entered into certain agreements to license content for our services from various unrelated third parties. We also have contractual obligations at September 30, 2004 relating to real estate, capital and operating lease arrangements.

Total payments due and estimated under license agreements and real estate, operating and capital leases and total bonus amounts due under an employment agreement (see above) for the remainder of 2004 and beyond are listed below:

Year	License Agreements	Annual Bonus	Real Estate Leases	Operating Leases	Capital Leases	Total
2004	52,000	—	57,000	4,000	4,000	$117,000
2005	100,000	105,000	229,000	4,000	15,000	$453,000
2006	—	105,000	234,000	1,000	15,000	$355,000
2007	—	—	239,000	1,000	11,000	$251,000
2008	—	—	182,000	—	—	$182,000
	$152,000	$210,000	$941,000	$10,000	$45,000	$1,358,000

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

In addition to other factors addressed elsewhere in this report, the following are certain of the factors that could cause our actual results to differ materially from the expected results described in our forward-looking statements:

•                  We have sustained cumulative loses in recent years and experienced losses in two of the last four years, We cannot offer any assurance that we will be able to sustain profitability in the future.

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

•                  The loss of a significant customer could materially adversely affect our business. We derive a substantial portion of our revenues from a limited number of license agreements and the non-renewal or loss of one or more of these agreements could significantly affect our business.

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

•                  Our management and principal shareholders have substantial influence and their interests may differ from those of our other shareholders. As of September 30, 2004, our executive officers, directors and persons who beneficially own more than 5% of our outstanding common stock controlled approximately 14.7% of the combined outstanding voting power of our common stock. As a result, these holders exert substantial influence with respect to all matters submitted to a vote of holders of common stock, including election of our directors. If our remaining shareholders have interests that differ from these holders, their needs may not be met.

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

ITEM 3. CONTROLS AND PROCEDURES

Management has developed and implemented a policy and procedures for reviewing, on a quarterly basis, our disclosure controls and procedures and our internal control over financial reporting. Management, including our principal executive and financial officers, evaluated the effectiveness of the design and operation of disclosure controls and procedures as of September 30, 2004 and, based on their evaluation, our principal executive and financial officers have concluded that these controls and procedures are operating effectively. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file under the Exchange Act is accumulated and communicated to management, including the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. — CHANGES IN SECURITIES AND REPURCHASES OF EQUITY SECURITIES

The following table provides information regarding our repurchases of shares of our common stock during the three months ended September 30, 2004:

Month	Shares Purchased	Average Price Paid Per Share	Shares Purchased as Part of Publicly Announced Programs(1)	Maximum Shares that May Yet be Purchased Under Publicly Announced Program(1)
July	0	$0.00	0	479,100
August	31,300	$2.02	31,300	447,800
September	22,500	$2.76	22,500	425,300

(1) In May 2004, we announced a stock repurchase program under which we would repurchase up to 500,000 shares of our common stock.

ITEM 6. EXHIBITS

The following exhibits are filed with this report or incorporated herein by reference:

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

3.2	Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

3.3	Amended and Restated By-Laws (incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 33-96864, dated September 12, 1995, as amended).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Acting Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A.D.A.M., Inc.
(Registrant)

Date: November 15, 2004	By: /s/ ROBERT S. CRAMER, JR.
Robert S. Cramer, Jr.
Chairman of the Board and
Chief Executive Officer

Date: November 15, 2004	By: /s/ KEVIN S. NOLAND
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