Form 10KSB
period 2004-12-31
ADAM INC
filed 2005-03-29
CIK 863650

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
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

Issuer’s telephone number, including area code:

(770) 980-0888

Securities registered under Section 12(b) of the Act:

None

Securities registered under Section 12(g) of the Act:

Title of each class
Common Stock, par value $.01

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The revenues for the year ended December 31, 2004, the most recent fiscal year, were $8,433,166.

The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and directors are “affiliates” of the Registrant) as of March 7, 2005 (based on the closing sale price of the Registrant’s common stock, as reported on the Nasdaq SmallCap Market on such date) was $53,030,459.  There were 7,891,419 shares of common stock outstanding on March 7, 2005.

Transitional Small Business Disclosure Format Yes ☐ No ☒

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for its 2005 Annual Meeting of Shareholders are incorporated herein by reference in response to Part III of this Form 10-KSB.

PART I.

Disclosure Regarding Forward Looking Statements

Certain statements made in this report, and other written or oral statements made by or on behalf of A.D.A.M., may constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. When used in this report, the words “believes,” “expects,” “estimates,” “intends,” “will” and similar expressions are intended to identify forward-looking statements. Statements regarding future events and developments and our future performance, as well as our expectations, beliefs, plans, intentions, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. Examples of such statements in this report include descriptions of our plans and strategies with respect to developing certain market opportunities, our overall business plan, our plans to develop additional strategic partnerships, our intention to develop our products and platform technologies, our continuing growth and our ability to contain our operating expenses. All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected, including those described under the caption “Factors Affecting Future Performance” in Item 1 of this Report. We believe that these forward-looking statements are reasonable; however, you should not place undue reliance on such statements. These statements are based on current expectations and speak only as of the date of such statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise.

ITEM 1. BUSINESS

Overview

We specialize in the creation and delivery of interactive health content and applications that can be used by a broad range of healthcare consumers – from those with low health literacy to those who play an active and ongoing role in their personal health management. Our health information can be used for learning about general health concerns, specific diseases, medical conditions and treatments, surgical procedures, drug information, specialty health subjects such as women’s and children’s health, nutrition, alternative medicine and more. Our health applications, such as our Health Risk Assessment library, allow consumers to learn more about their health by providing them with relevant feedback regarding their health condition to help in making better decisions.

Our health content products meet rigorous editorial and quality assurance standards. We use an extensive network of physicians and specialists who continually review and update the information in our products. We add to our content library when needed, such as when important health issues arise or when our customers request specific products to support their product and service offerings. Our health information is accredited by URAC, an industry leading accreditation organization, and we are a founding member of Hi-Ethics, a coalition of the most widely referenced health websites and information providers committed to developing industry standards for the quality of consumer health information.

We believe that our health information products, applications and technology are unique in the industry. One of our most valuable strengths, and competitive advantages, is a large, proprietary content library and content management system. This library includes:

•                  More than 4,000 health reference articles on disease, conditions, symptoms, surgeries, nutrition and medical tests;

•                  Over 40,000 catalogued medical illustrations that we have developed;

•                  Thousands of web-enabled animations depicting disease states and other medical conditions, many of which are broadcast quality;

•                  Interactive tools that enhance and complement the functionality of our health content products;

•                  Unique technology for viewing the anatomy of the human body; and

•                  Proprietary content management and delivery technology that allow us to deliver our content products to a customer’s specification efficiently and cost effectively as well as providing them with tools that assist in the integration and maintenance of the content on their web sites.

We sell our health content products and healthcare related applications primarily through annual licensing agreements to many different types of healthcare and health-related organizations including hospitals, health plans, integrators, pharmaceutical companies, care management vendors, health-oriented Internet websites, healthcare technology companies and employers. Our products can be incorporated into a customer’s website, imbedded in healthcare applications such as an electronic medical record or disease management applications, contained in a printed or CD-ROM format, or combined with other products that may be offered to a healthcare consumer.

Healthcare organizations can use our products and technology primarily in two ways:

•                  To increase the utilization of their products and services; and

•                  To improve health outcomes and manage the appropriateness of care.

In both of these applications, we believe that health content plays a vital role in helping these organizations achieve their business objectives, while adding value for the healthcare consumer. We also work with some of the leading companies in the healthcare industry to integrate our health information into applications such as electronic medical records and care management applications where specific health information relating to a patient or plan member’s condition or diagnosis can be made available to them through a secure, personalized website or “patient or member portal.”

Our content products are also designed to address the proliferation of low health literacy — the inability to read, understand or act on health information. According to a recent study by the Center for Healthcare Strategy, low health literacy is estimated to cost the U.S. healthcare industry approximately $32 to $58 billion a year. The direct medical cost impact of low health literacy results in additional hospital and office visits, longer hospital stays, increased number of medical tests and procedures and additional prescriptions. It spans ethnic boundaries and social classes and is estimated to impact nearly one in three people in the U.S. Our products take advantage of various educational techniques, such as the use of visual aids and interactive media, which allow healthcare organizations to reach consumers at multiple reading levels. The use of visuals has been proven to assist in the understanding and retention of complex information, and we have been at the forefront of providing visually engaging, interactive health information for over a decade. Our extensive collection of medical illustrations, graphics and animations are carefully put into our products so that healthcare consumers can better understand and retain the information they are reading.

Our products can also be delivered to consumers in a variety of formats — from print to electronic delivery. We have also translated several of our core content products, including the Health Illustrated Encyclopedia, into Spanish. The ability to offer these products in Spanish is important to us, as we recognize the tremendous growth of the U.S. Hispanic population and the effects of limited English proficiency within the healthcare system.

Over the past several years we have seen a significant shift in our ability to secure new business in the healthcare markets. This is a result of our increased sales and marketing focus, the development of additional sales channels into the healthcare market and our product development strategy healthcare. We also believe that the quality, depth and breadth of our product line, as well as the technology we have developed in our content management infrastructure allows us to compete favorably in the markets we serve.

Markets

We market our products to the healthcare industry, to Internet websites and to educational institutions and students.

Healthcare Industry

Our products target a broad range of businesses in the healthcare industry including healthcare providers, health plans and employers, healthcare technology companies, health and wellness companies and pharmaceutical organizations.

Healthcare Providers. Healthcare providers include hospitals and hospital systems and large physician practice groups that are providing healthcare services to consumers. We believe our primary revenue opportunities are with the approximately 2,000 hospital facilities in the U.S. that exceed 250 beds. There are two underlying reasons why we believe this market is important:

•                  Healthcare providers are seeking to enhance their websites with content, tools and services that can increase utilization of their services and support their service line efforts; and

•                  Healthcare providers are evolving their websites to offer more personalized services including the use of health information as part of patient education, informed consent, physician loyalty programs and risk management.

Health Plans and Employers.  Health plans and employers are actively looking for operational and productivity improvements through the effective use of health information. We believe that our products are well suited to assist these types of organizations in two important aspects:

•                  The recognition and identification of disease for early health intervention; and

•                  Demand management of health plan members and employees to seek health intervention when appropriate or as necessary.

Pharmaceutical Organizations. The relaxation of pharmaceutical marketing regulations by the Food and Drug Administration in 1997, has led to the proliferation of Direct to Consumer (“DTC”) advertising by the pharmaceutical companies. The increase in DTC marketing has created new opportunities for us as we leverage our ability to customize our health information products to support these marketing efforts. Currently, several leading pharmaceutical organizations license our content products, and we believe there is potential to expand these relationships.

Healthcare Technology Companies. Healthcare application developers such as electronic medical record vendors, system integrators, medical device companies, and disease management application developers can use our content at point-of-care or within the workflow of their care management or care delivery systems to deliver relevant health information to patients.

Health and Wellness Companies. We also market our products and services to organizations that are developing health and wellness programs for consumers that address specific medical condition management such as diabetes, lifestyle or behavioral change programs such as diet and weight loss, or risk assessment such as organizations who provide health risk assessment programs. These programs may also be sold directly to employers, or they may be contracted to a health plan to provide such services to the plan’s clients.

Internet Websites.

This market includes large Internet and media-related websites that host a variety of consumer-oriented content and services. These websites generally use our health content either exclusively or as part of a larger health channel offering to serve as a driver for advertising revenue. While we still derive a portion of our revenues and continue to explore ways in which to expand our presence in this market, the number of license agreements we have completed has diminished as the larger websites continue to grow and the number of smaller, more specialized health sites have either ceased operations or have been acquired. We continue to pursue qualified opportunities in this market as they become available. We also attempt to leverage existing relationships to provide more content products and professional services.

Educational Institutions and Students.

The education market includes higher education such as undergraduate educational institutions, the K through 12 market and the allied health education areas that may include medical technology, dental, nursing and EMT. Historically, we have serviced this market with our CD-ROM products. We continue to experience a revenue stream from the sale of these CD-ROM products although we have seen a decline in our education revenues as our CD-ROM products have begun to age. We began shipping a major upgrade to our flagship educational product in 2004, A.D.A.M. Interactive Anatomy 4.0, and we expect that this release will allow us to expand our sales efforts in the educational markets. We also believe that the educational market is an important and complementary extension of our broader product strategy in healthcare.

Products and Services

We offer a comprehensive portfolio of informative, web-enabled products that are designed to explain complex medical issues in a way that can be easily understood by healthcare consumers at a variety of reading and learning levels. We have also developed a number of educational CD-ROM products that are sold primarily to the K through 12, higher education and allied health markets, including our flagship software product for higher education, A.D.A.M. Interactive Anatomy 4.0.

The following chart summarizes our primary products and the typical customers of those products:

PRODUCT	CUSTOMER	DESCRIPTION
Health Illustrated Encyclopedia	Hospitals, health plans, consumer-oriented websites, health and wellness companies and employers.

A general health reference product containing approximately 3,600 unique articles relating to diseases and health conditions, medical tests, symptoms, injuries, treatment options, surgical procedures and nutrition. The content is organized by topic or condition and is enhanced with graphical illustrations. Also, available in Spanish.

In-Depth Disease and Condition Reports	Hospitals, health plans, disease management companies, physicians, and medical libraries.

Available as a library or individually by topic. Generally sold with the Health Illustrated Encyclopedia. The In-Depth Reports provide the reader a much deeper understanding of the subject. Typically targeted to the 8th grade reading level.

Consumer ACCESS	Hospitals, health plans and Internet websites catering to alternative medicine, physicians, spas and health fitness organizations.

ACCESS provides medically reviewed information on the integration of alternative therapies with traditional medicine. Includes approximately 170 health conditions, 120 herbs and supplements, 20 monographs on complementary treatments, and 1,600 drug monographs.

PRODUCT	CUSTOMER	DESCRIPTION
Care Guides	Hospitals, health plans, consumer-oriented websites, health and wellness companies and employers.

Comprehensive patient care guides on common health conditions such as Asthma, Allergies, Diabetes Type 1 and 2, High Blood Pressure and High Cholesterol, Low Back Pain and others. Designed for ease of use, each guide contains “key points”, supplemental reading, and information to help patients make educated healthcare decisions.

Pregnancy Health Center	Hospitals supporting maternity service line, health plans, employers and specialty websites.	Provides topical health information and interactive tools addressing pregnancy, from pre-conception to post-partum. Also available in Spanish.

Surgeries and Procedures	Hospitals, health plans, physician practices and Internet websites.

A web-based product that explains various surgeries and medical procedures using step-by-step, easy to understand language supplemented by medical illustrations, diagrams and imagery. Also available in Spanish.

Health Risk Assessment Library	Hospitals, health plans, consumer-oriented websites, health and wellness companies and employers.	A library of interactive health risk assessments that includes assessments for general health as well as condition and lifestyle-specific.

TransADAM	All license customers.

A proprietary transformation and deployment application that processes A.D.A.M. content to a client specified location. TransADAM provides the ability to synchronize the client’s customized library with A.D.A.M. at client-determined intervals.

A.D.A.M. Interactive Anatomy 4.0	Undergraduate and allied health educational institutions and undergraduate anatomy and physiology students (student version).	A CD-ROM product that simulates human anatomical dissection of both male and female bodies. More than

22,000 anatomical structures can be identified.

A.D.A.M. At Home Series School Editions	K-12 teachers and students.	A series of CD-ROM products including A.D.A.M. The Inside Story, Nine Month Miracle and Life’s Greatest Mysteries coupled with curriculum guides for teachers.

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

Customer Support and Client Services

We believe that a high level of customer support is necessary to attract and retain customers and we therefore provide several levels of customer support for both our CD-ROM and license customers. We provide toll-free telephone technical support for our CD-ROM customers and, through our client services team we maintain direct and ongoing relationships with our license customers for technical support, integration issues, content updates, maintenance and general account management.

Platform, Product and Content Development

Our proprietary content platform handles the management and workflow associated with our electronic assets. The publishing components of our system allow us to deliver products to our customers more efficiently and with more accuracy. Our system also allows us to customize our product content offerings for customers with minimal development costs. Our TransADAM integration application, made available to each of our license customers, allows them to then manage the integration and updating process of our content on their websites.

We have also implemented the use of the National Library of Medicine’s Unified Medical Language System (“UMLS”). The use of the UMLS assists in the development of systems that help healthcare organizations integrate data across a wide variety of information systems such as electronic medical records and other decision support applications. The UMLS allows us to output any of our health content to any number of standard medical taxonomies such as ICD-9, CPT, MeSH and SnoMed. We believe that providing our customers with data in this fashion will allow them to easily integrate our content into their own systems creating an “actionable” environment between information and related services.

With the capabilities of our content management system, and through the development of additional content, products and technologies, we expect to expand our licensing network with new customers and derive additional revenues from our current license customers.

We provide our products directly to our customers through File Transfer Protocol (FTP), CD-ROM, Application Service Provider and web services. Our platform technology and servers are located in a secure data center with built-in redundancies at our corporate offices in Atlanta, Georgia.

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

We are also a founding member of Hi-Ethics (Health Internet Ethics), a non-profit organization dedicated to providing consumers the highest standards for privacy, security, credibility and reliability of health information via the Internet. Since 2002, our chief medical officer, Dr. Alan Greene, has served as President of Hi-Ethics.

Sales and Marketing

We market our products and services through a direct sales force, our reseller network, and consulting groups that provide professional services such as web strategy and integration to our target markets. We also participate in industry trade shows and conferences.

We have also established certain strategic relationships in order to expand the sales and distribution of our products. For example, we have partnered with Hispanicare, a division of DrTango, Inc., an organization that has translated several of our content products into Spanish and resells them as part of a Hispanic-focused healthcare strategy. We have several other important relationships that provide us with increased visibility in our markets. Those relationships include resellers that sell to the hospital market and healthcare technology companies that have integrated certain content components from us. We believe that developing more third-party distribution will continue to be an important driver for future revenues.

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

Proprietary Rights and Licenses

We regard our software publications and content assets as proprietary. We rely primarily on a combination of copyright, trademark and trade secret laws, employee and third-party nondisclosure agreements to protect our proprietary rights. We have obtained U.S. federal registrations of the trademarks and the logos for the “A.D.A.M.” marks, as well as numerous other trademarks, which identify our products. We have also obtained registrations of the “A.D.A.M.” trademark in Australia, Austria, Benelux, Canada, Chile, China, Denmark, France, Germany, India, Ireland, Italy, New Zealand, South Africa, Sweden, Switzerland and Taiwan and we have a pending application to register the mark in Malaysia. We have acquired and are using a number of registered and unregistered trademarks to identify our products.  We use the “A.D.A.M.” mark in Japan under license with Kataken Seiko K.K.  We are also the owner of a number of domain name registrations.

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

Competition

The market in which we operate is highly competitive and continually evolving. There are a number of health content service providers offering products in various pre-packaged and customized ways, including:

•                  Online content providers and aggregators, targeting the healthcare industry or health conscious consumer, such as WebMD Corporation.

•                  Public sector and non-profit organizations that provide healthcare information without advertising or commercial sponsorships such as the American Medical Association, the Mayo Clinic and Healthwise, Inc.

•                  Publishers and distributors of traditional offline media, including those targeting healthcare professionals, such as Thompson, Walters Kluwers and others.

•                  Health and wellness program providers such as Health Dialog that are offering integrated health and wellness management services.

•                  Traditional disease management providers such as American Healthways and SHPS.

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

•                  Depth and breadth of product line;

•                  Rigorous editorial review processes;

•                  Proprietary content management, delivery and integration technologies; and

•                  Unique visual content assets that require specialized knowledge and training to create.

Employees

As of December 31, 2004, we had 38 employees. Of these employees, 19 were engaged primarily in editorial management and product development, 11 in sales and marketing and 8 in finance and administration.

Our employees are not covered by a collective bargaining agreement and we have experienced no work stoppages. We consider our employee relations to be good. We believe that our future growth and success will depend upon our ability to retain and continue to attract highly skilled and motivated personnel in all areas of our operations.

Factors Affecting Future Performance

You should carefully consider each of the following factors along with all of the other information in this Report. The risks and uncertainties described below are not the only ones we will face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. If any of the following risks and uncertainties develop into actual events, our business, financial condition or results of operations could be materially adversely affected. If that happens, the trading prices of our common stock could decline significantly.

•                  Although we reported net income for 2003 and 2004, we have incurred substantial losses in the past. We experienced losses of $1,530,000 in 2002, income of $1,597,000 in 2001 and losses of $7,854,000 in 2000. We cannot offer any assurance that we will be able to sustain profitability in the future.

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

•                  We can offer no assurance that the loss of any significant license customer will not materially adversely affect our business.

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

•                  We may be unable to successfully identify, acquire, manage or integrate complementary businesses. Our long-term growth strategy may include acquiring businesses with complementary products, technologies or professional services. Moving forward, we may not be successful in acquiring other complementary businesses or assimilating their personnel and operations. These difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations. Future acquisitions may also cause us to incur expenses such as in-process research and development expenses, which may negatively affect our earnings. We cannot be certain that we will successfully overcome these risks with respect to any future acquisitions. In addition, we have historically paid a portion of the consideration for some of our acquisitions by issuing common stock. The issuance of additional common stock or other securities convertible into common stock in connection with future acquisitions would dilute the ownership interests of our existing shareholders.

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

•                  We must comply with Section 404 of the Sarbanes-Oxley Act which will require us to increase our expenses associated with the development and testing of our internal controls. There can be no assurance that we will not have significant deficiencies or material weaknesses in our internal controls or that we will not encounter higher than anticipated expenses associated with compliance that may adversely affect our share price.

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

•                  Our Stock Purchase Agreement with Fusion Capital Fund II, LLC may result in significant dilution of our other shareholders. On May 22, 2002, we entered into a Common Stock Purchase Agreement with Fusion Capital Fund II, LLC. Pursuant to this agreement, Fusion Capital has agreed to purchase up to an aggregate of $12,000,000 of our common stock. We have the right to sell up to $15,000 of common stock per trading day under this agreement with Fusion Capital unless our stock price equals or exceeds $7.00, in which case the daily amount may be increased at our option. Fusion Capital is not obligated to purchase any shares of our common stock on any trading days that the market price of our common stock is less than $1.00. Sales of our common stock under this agreement would dilute the ownership of shareholders other than Fusion Capital Fund II, LLC. As of December 31, 2003, we had sold 486,566 shares for $733,000 under this agreement. During the year ended December 31, 2004, there were no transactions under this agreement.

Acquisitions

In December 2001, we acquired Integrative Medicine Communications, Inc. (“IMC”), a leading developer and licensor of health content in the complementary and alternative medicine (“CAM”) field. Their product, known as Access, is a comprehensive, web-enabled database of medical conditions, and herbal and supplemental monographs, that are designed for use by consumers.

In February 2002, we acquired Nidus Information Services, Inc. (“Nidus”), a privately held provider of in-depth patient education reports on common health conditions and diseases called WELL-CONNECTED™. This library of over 100 reports was originally developed by an experienced team of medical writers and editors and is reviewed for accuracy by a board of physicians with faculty positions at Harvard Medical School and Massachusetts General Hospital. Each report is distinguished from other information sources by its detail of information, quality and currency, its evidence-based approach, and rigorous editorial review. The reports are available through print or web subscriptions and through licensing agreements. They are sold primarily to healthcare organizations, Internet portals, health content resellers and medical libraries.

We have included the results of these acquisitions in our consolidated financial statements from the date of acquisition.

Corporate Information

We were incorporated in 1990 as A.D.A.M. Software, Inc. We changed our name to adam.com, Inc. in 1999 and to A.D.A.M., Inc. in 2001. We are headquartered in Atlanta, Georgia.

ITEM 2. PROPERTIES

Our headquarters are located in approximately 12,000 square feet of leased office space in Atlanta, Georgia. This lease extends through April 2008. We sublease approximately 500 square feet of this space to a company whose Chairman is our Chief Executive Officer. Beginning March 1, 2005, we will be collecting $1,200 for monthly lease payments and other shared services. We sublease an additional 500 square feet of this space to a company whose Chief Executive Officer is a director of A.D.A.M. for monthly lease payments of $785.

If additional facilities are required, we believe that suitable facilities will be available at market rates.

ITEM 3. LEGAL PROCEEDINGS

We are not party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the last quarter of 2004.

PART II.

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Price Information

Our common stock is listed on the Nasdaq SmallCap Market, where it has traded since it was transferred from the Nasdaq National Market on January 31, 2003. The following table sets forth the high and low sales price of our common stock for each quarter during the last two years, as reported by the Nasdaq Stock Market:

	High	Low

Twelve Months Ended December 31, 2003
Quarter ended March 31, 2003	$1.30	$0.35
Quarter ended June 30, 2003	$1.74	$0.80
Quarter ended September 30, 2003	$2.19	$1.12
Quarter ended December 31, 2003	$2.69	$1.42

Twelve Months Ended December 31, 2004
Quarter ended March 31, 2004	$2.60	$1.69
Quarter ended June 30, 2004	$2.36	$1.85
Quarter ended September 30, 2004	$3.00	$2.00
Quarter ended December 31, 2004	$4.72	$2.76

At March 7, 2005 there were 148 record holders of our common stock.

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

Recent Sales of Unregistered Securities

On September 1, 2004, we entered into a Restricted Common Stock Purchase Agreement with James T. Atenhan and Victor P. Thompson (each a “Purchaser” and collectively, the “Purchasers”) in connection with a consulting agreement we entered into with a financial services firm controlled by the Purchasers. Each Purchaser purchased 25,000 shares of our common stock at a purchase price of $1.70 per share. The purchase price of our common stock was discounted from the $2.40 market price on the date we entered into the agreement. The offer and sale of the shares to the Purchasers was exempt from the registration requirements of the Securities Act of 1933 (the “Act”) pursuant to Rule 506 and Section 4(2) of the Act. In connection with the sales, we complied with the informational requirements of Regulation D, did not conduct any general solicitation or advertising, and complied with the requirements of Regulation D relating to the restrictions on the transferability of the shares issued.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto presented elsewhere in this Annual Report on Form 10-KSB.

Overview

We specialize in the creation and delivery of interactive health content and applications that can be used by a broad range of healthcare consumers – from those with low health literacy to those who play an active and ongoing role in their personal health management. Our health information can be used for learning about general health concerns, specific diseases, medical conditions and treatments, surgical procedures, drug information, specialty health subjects such as women’s health and children’s health, nutrition, alternative medicine and more. Our health applications, such as our Health Risk Assessment library, allow consumers to learn more about their health by providing them with relevant feedback regarding their health condition to help in making better decisions.

We sell our health content products and healthcare related applications primarily through annual licensing agreements to many different types of healthcare and health-related organizations including hospitals, health plans, integrators, pharmaceutical companies, care management vendors, health-oriented Internet websites, healthcare technology companies and employers. Our products can be incorporated into a customer’s website, imbedded in healthcare applications such as an electronic medical record or disease management applications, contained in a printed or CD-ROM format, or combined with other products that may be offered to a healthcare consumer.

Over the past several years we have seen a significant shift in our ability to secure new business in the healthcare market. This is a result of our increased sales and marketing focus, the development of additional sales channels into the healthcare market and our product development strategy. We also believe that the quality, depth and breadth of our product line, as well as the technology we have developed in our content management infrastructure allows us to compete favorably in the markets we serve.  Information regarding each of our service markets appears in Item 1 of this Report, under the caption “Markets.”

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

We generate revenues mainly in two ways – Internet-based licensing and shipped product sales. Internet revenues consist primarily of license fees that usually consist of an annual, up-front fee that is initially recorded as deferred revenue. This revenue is recognized ratably over the term of the license agreement beginning after delivery has occurred, upon customer acceptance, when we have determined that the fees from the agreement are fixed and determinable, and there are no significant return or acceptance provisions. When a contract includes multiple elements, such as services, the entire fee is allocated to each respective element, based on vendor specific objective evidence of fair value, and recognized when the revenue criteria for each element is met. Service revenues are generally recognized upon completion and acceptance by the customer.  For Internet revenue arrangements in which we sell through a reseller, we do not recognize any revenue until an agreement has been finalized between the customer and our authorized reseller and the content has been delivered to the customer by the reseller. Revenue is not recognized under any circumstances unless collectibility is reasonably assured. Shipped product revenues represent the sales of software products and revenues earned under certain royalty agreements. Revenues from product sales are generally recognized at the time title passes to customers, distributors or resellers. Revenues from royalty agreements are recognized as earned based upon performance or product shipment.

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

•                  Capitalized Software Product and Content Development Costs

We capitalize software product and content development costs in accordance with Financial and Accounting Standards Board (“FASB”) Statement No. 86 (“FAS 86”), “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” This statement specifies that costs incurred internally in creating a computer software product shall be charged to expense when incurred as research and development until technological feasibility has been established for the product. Technological feasibility is established upon completion of all planning, designing, and testing activities that are necessary to establish that the product can be produced to meet its design specifications including functions, features, and technical performance requirements. We cease capitalization of internally developed software when the product is made available for general release to customers and thereafter, any maintenance and customer support is charged to expense when related revenue is recognized or when those costs are incurred. We amortize such capitalized costs as cost of sales on a product-by-product basis using the greater of the ratio of current product revenue to the total of current and anticipated product revenue or on a straight line basis over the estimated life of the software, which we have determined to generally be two years. We continually evaluate the recoverability of capitalized costs and if the successes of new product releases are less than we anticipate then a write-down of capitalized costs may be made which could adversely affect our results in the reporting period in which the write-down occurs.

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

•                  Goodwill and Intangible Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, we evaluate goodwill and intangible assets for impairment on an annual basis. Additionally, goodwill is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an entity below its carrying value. These events or circumstances would include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. The carrying value of goodwill is evaluated in relation to the operating performance and estimated future discounted cash flows of the entity.

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

•                  Variable Stock Options

In March 2000, the FASB issued Financial Interpretations No. 44 (“FIN 44”), “Accounting for Certain Transactions involving Stock Compensation (an interpretation of APB Opinion No. 25).” This opinion provides guidance on the accounting for certain stock option transactions and subsequent amendments to stock option transactions. FIN 44 was effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. We have from time to time granted stock options to our employees to purchase shares of our common stock. Certain of these options were canceled at the option of their holders on January 14, 1999, and then replaced that day on a one-for-one basis with new options with an exercise price equal to the closing market price that day.

The adoption of FIN 44 did not have a material impact on our financial position or results of operations. This interpretation requires variable accounting treatment for options that have been modified from their original terms. Accordingly, compensation cost shall be adjusted for increases or decreases in the intrinsic value of the modified awards in subsequent periods and until the awards have been exercised, forfeited, or expired. As of December 31, 2004, we have 231,438 outstanding options with an exercise price of $5.25 that are considered variable under this interpretation. Because the stock price from the effective date of July 1, 2000 through December 31, 2004 has been below $5.25, we had not recorded any compensation cost related to the re-priced options issued on January 14, 1999. On March 7, 2005, the closing price of our common stock was $6.98.  Should our stock price remain above $5.25 our operating results will be affected until the stock options are either exercised or forfeited and could adversely affect any reporting period in which the variable accounting is required. Any charges that result from these variable options would be non-cash operating expenses and will be reported on a separate line item.  See “Recent Developments”

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), “Share-Based Payment,” which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.”  Statement 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” The approach to accounting for share-based payments in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and no longer allows pro forma disclosure as an alternative to financial statement recognition. We will be required to adopt Statement 123(R) at the beginning of its quarter ending March 31, 2006.

We will adopt SFAS 123(R) using the modified prospective method and reflect compensation expense in accordance with the SFAS 123(R) transition provisions.  Under the modified prospective method, prior periods are not restated to reflect the impact of adopting the new standard at earlier dates.  Pro forma disclosures regarding the effect on our net income and net income per common share in 2004 and 2003, had we applied the fair value method of accounting for share-based compensation as prescribed by SFAS 123, are contained in the “Stock-based employee compensation” section of Note 1.  Based on share-based compensation granted through December 31, 2004 and the fair values previously calculated under SFAS 123, we project we will record an immaterial amount of additional compensation expense in 2006 related to stock options upon the adoption of SFAS 123R compared to the existing accounting method under APB Opinion No. 25.  We are still evaluating the impact this new standard will have on our Stock Incentive Plan.

Selected Financial Data

The following selected financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

	Twelve Months Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Net revenues	$8,433	$7,889	$8,924	$8,946	$8,621
Costs and expenses:
Costs of revenues	1,717	1,668	1,478	1,588	742
General and administrative	1,497	1,774	2,451	2,156	3,323
Product and content development	1,414	1,375	2,476	2,243	4,091
Sales and marketing	1,704	1,743	2,782	1,961	2,958
Depreciation and amortization	562	767	909	820	2,410
Restructuring	—	—	—	—	733
Total costs and expenses	6,894	7,327	10,096	8,768	14,257
Operating income (loss)	1,539	562	(1,172)	178	(5,636)
Interest income (expense), net	82	46	66	99	(987)
Realized loss and impairment of investment securities	—	—	(176)	(146)	(1,105)
Realized gain on sale of assets, net	—	—	—	1,808	—
Income (loss) before income taxes, minority interest and equity in net losses of affiliate	$1,621	$608	$(1,282)	$1,939	$(7,728)
Income taxes	—	—	—	—	—
Income (loss) before minority interest and equity in net losses of affiliate	$1,621	$608	$(1,282)	$1,939	$(7,728)
Minority interest in consolidated subsidiary	—	—	—	—	—
Equity in net losses of affiliate	—	—	(248)	(342)	(126)

Net income (loss)	$1,621	$608	$(1,530)	$1,597	$(7,854)

Basic net income (loss) per share	$0.21	$0.08	$(0.22)	$0.25	$(1.42)

Weighted average number of common shares and share equivalents outstanding, basic	7,879	7,306	7,107	6,453	5,536

Diluted net income (loss) per share	$0.19	$0.07	$(0.22)	$0.24	$(1.42)

Weighted average number of common shares and share equivalents outstanding, diluted	8,742	8,169	7,107	6,555	5,536

	December 31,
	2004	2003	2002	2001	2000
	(In thousands)
BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments	$5,968	$4,554	$2,220	$2,878	$1,666
Accounts receivable-net	2,112	1,407	1,288	1,949	1,046
Total current assets	8,624	6,355	3,838	5,436	3,259
Goodwill	2,043	2,043	2,043	1,474	—
Total assets	13,244	10,496	8,691	9,861	6,817
Deferred revenue	3,615	2,295	1,916	1,621	2,479
Short-term debt	17	11	19	34	188
Total current liabilities	4,358	2,940	2,632	2,680	4,162
Total liabilities	4,395	2,976	2,679	2,688	4,162
Total shareholders’ equity	8,849	7,520	6,012	7,173	2,655
Working capital (deficiency)	4,266	3,415	1,206	2,756	(903)

Quarterly Financial Information

The following tables set forth summary earnings data for each quarter of the last two years:

	2004
	Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)

Operating revenues	$1,751	$1,933	$2,278	$2,471
Operating income	209	305	380	645
Net income	224	315	405	676
Earning per share basic	$0.03	$0.04	$0.05	$0.09
Earning per share diluted	$0.03	$0.04	$0.05	$0.07

	2003
	Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)

Operating revenues	$2,344	$1,934	$1,873	$1,738
Operating income	288	113	76	85
Net income	299	126	86	97
Earning per share basic	$0.04	$0.02	$0.01	$0.01
Earning per share diluted	$0.04	$0.02	$0.01	$0.01

Results of Operations

The following table sets forth for the periods indicated the percentages of our net revenues represented by each indicated line item.

	Twelve Months ended December 31, 2004	Twelve Months ended December 31, 2003

Net revenues	100%	100%
Cost and expenses:
Cost of revenues	20.4	21.1
General and administrative	17.7	22.5
Product and content development	16.8	17.4
Sales and marketing	20.2	22.1
Depreciation and amortization	6.7	9.7
Total costs and expenses	81.8	92.8

Operating income	18.2%	7.2%

Twelve months ended December 31, 2004 compared to twelve months ended December 31, 2003

Revenues

Total net revenues increased $544,000, or 6.9%, to $8,433,000 for 2004 compared to $7,889,000 for 2003.

Revenues from the healthcare industry increased $1,475,000, or 34.9%, to $5,706,000 for 2004 compared to $4,231,000 for 2003. This increase in revenues was attributable to healthcare licensing revenue. We have undertaken technological initiatives to enable our content products to be used in broader applications within the healthcare industry such as electronic medical records and other point-of-care applications. We believe we are well positioned in the market as the demand for health information grows and as content becomes an increasingly important driver for business growth within the healthcare industry. As a percent of total revenues, revenues from the healthcare industry increased to 67.7% for 2004 compared to 53.6% for 2003.

Revenues from the Internet market decreased $860,000, or 39.3%, to $1,326,000 for 2004 compared to $2,186,000 for 2003. This decrease was primarily due to the expiration of a license agreement with WebMD Corp., which accounted for approximately 26% of Internet market revenues during 2003.  Our concentration on expanding our presence in the healthcare market also contributed to decline in Internet revenues.  As a percent of total net revenues, revenues from the Internet market decreased to 15.7% during 2004 compared to 27.7% for 2003.

Revenues from the education market decreased $58,000, or 4.1%, to $1,367,000 for 2004 compared to $1,425,000 for 2003. This decrease was primarily attributable to a decrease of $256,000 of subscription products revenue.  Of this decrease in subscription products revenue, $136,000 was due to the effects of the transfer of the IMC Consult Newsletter subscription rights to another publisher and $100,000 was due to the reclassification of the Well-Connected subscription customer base from the educational market to the healthcare market. Also contributing to the overall education market revenue decrease was a $122,000 decrease in sales of our CD-ROM based products, primarily due to an aging product line.  This decrease in revenues was offset by $304,000 of new revenues from the 2004 release of a major upgrade of our flagship product for education, A.D.A.M. Interactive Anatomy 4.0.  Other CD-ROM sales were down slightly, $30,000, while education license agreements and royalties further offset the education revenue decrease by $38,000 and $12,000, respectively.  As a percent of total net revenues, net revenues from the education market decreased to 16.2% for 2004 compared to 18.1% for 2003.

Operating Expenses

Cost of revenues increased $49,000, or 2.9%, to $1,717,000 for 2004 compared to $1,668,000 for 2003. Cost of revenues includes shipped product components, packaging and shipping costs, newsletter printing costs, distribution license fees, royalties, and amortization of capitalized software product and content development costs. This increase was primarily the result of a $51,000 increase of cost of goods sold for our CD-ROM based products and a $54,000 net increase in distribution license fees from the sales of our Spanish language products, the sales of our third party licensing agreement products, and royalty expenses. This increase was offset by a $37,000 decrease in software product and content development amortization due to certain capitalized products and content being fully amortized (net of a $242,000 increase in amortization due to the completion of new products, including the Family Health Guide, during 2004) and a $21,000 decrease related to our IMC newsletter due to the transfer of subscription rights to another publisher. As a percent of total net revenues, cost of revenues decreased to 20.4% for 2004 compared to 21.1% for 2003.

General and administrative expenses decreased $277,000, or 15.6%, to $1,497,000 for 2004 from $1,774,000 for 2003. This decrease was primarily attributable to a $74,000 decrease in investor relations expenses, a $73,000 decrease in legal and accounting expenses, a $60,000 decrease in our general insurance expense, a $45,000 decrease in bad debt expense, a $35,000 decrease in general and administrative overhead expenses related to the closing of our Boston office, a $30,000 decrease in equipment and furniture leasing expenses, and a $9,000 decrease in our rent expense. This decrease was offset by a $22,000 increase in tax and license expenses, a $20,000 increase in salary expenses and a $9,000 increase in overall general and administrative expenses. As a percent of total revenues, general and administrative expenses decreased to 17.8% for 2004 compared to 22.5% for 2003.

Product and content development costs increased $39,000, or 2.8%, to $1,414,000 for 2004 from $1,375,000 for 2003. This increase was primarily attributable to a $72,000 increase in consulting expenses, a $15,000 increase in content acquisition expenses and a $10,000 increase in salary expenses. This increase was offset by a $44,000 decrease in research and development expenses which were capitalized during 2004, a $9,000 decrease in third party license expenses, and a $4,000 decrease in overall product and content development expenses. As a percent of total revenues, product and content development costs decreased to 16.8% for 2004 compared to 17.4% for 2003.

Sales and marketing expenses decreased $39,000, or 2.2%, to $1,704,000 for 2004 from $1,743,000 for 2003. This decrease was primarily attributable to a $70,000 decrease in commission and bonus expenses, a $34,000 decrease in salary expenses, a $14,000 decrease in overall sales and marketing expenses and a $12,000 decrease in travel expenses. This decrease was offset by a $61,000 increase in consulting expenses relating to the upgrade of A.D.A.M. Interactive Anatomy, a $17,000 increase in trade show expenses and a $16,000 increase in advertising expense. As a percent of total revenues, sales and marketing expenses decreased to 20.2% for 2004 compared to 22.1% for 2003.

Depreciation and amortization expenses decreased $205,000, or 26.7%, to $562,000 for 2004 from $767,000 for 2003.  This decrease was attributable to a $173,000 net decrease of purchased contract and content acquisition amortization and a $32,000 decrease in depreciation of assets.  As a percent of total revenues, depreciation and amortization expenses decreased to 6.7% for 2004 compared to 9.7% for 2003.

Other Expenses and Income

Interest income, net, increased $36,000, or 78.3%, to $82,000 for 2004, as compared to interest income of $46,000 for 2003. This increase was primarily attributable to the purchase of investment funds and additional time deposits during the year.

For 2004 and 2003, no provision was made for income taxes, as we had sufficient net operating loss carry forwards to offset taxable income. We currently meet the requirements for the small corporation exemption for Alternative Minimum Tax purposes. As of December 31, 2004, we continue to maintain a valuation allowance against our total net deferred tax asset balance.

As a result of the above, we had net income of $1,621,000, or $0.21 per share (basic), for 2004 compared to a net income of $608,000, or $0.08 per share (basic) for 2003.

Liquidity and Capital Resources

As of December 31, 2004, we had cash of $3,242,000, short-term investments of $2,726,000 and working capital of $4,266,000.

Cash provided by operating activities increased to $3,445,000 during 2004 as compared to cash provided by operating activities of $2,130,000 during 2003. This increase is due mainly to our increase in both net income and deferred revenue.  This increase was slightly offset by the increase in our accounts receivable balance at December 31, 2004 as compared to December 31, 2003.

Cash used in investing activities was $4,393,000 during 2004 as compared to cash used in investing activities of $624,000 during 2003. During 2004, we purchased approximately $2,726,000 of short term investments (see table below) and a $1,000,000 long-term bond.  We had no such purchases in 2003.  Additionally, during 2004, our purchases of property and equipment increased $16,000 as compared to 2003.

Cash used in financing activities increased to $364,000 during 2004 as compared to cash provided by financing activities of $828,000 during 2003. The primary financing activity impacting cash flows in 2004 the repurchase of shares of our common stock for $592,000 offset by a $609,000 net decrease in proceeds from the sale of common stock and the exercise of stock options.

We also use working capital to finance ongoing operations, fund the development and introduction of new business strategies and internally developed software, acquire complementary businesses and acquire capital equipment.

Our short-term investments at December 31, 2004 included the following (in thousands):

Description	Balance	Purchased	Maturity	Yield at 12/31/2004
Time Deposit	$1,000	8/8/2004	8/8/2005	2.33%
Time Deposit	99	9/7/2004	3/7/2005	2.22%
Time Deposit	127	2/24/2004	1/21/2005	1.61%
Mutual Funds:
- Eaton Vance Floating Fund	1,000	6/15/2004	6/15/2005	3.54%
- Eaton Vance Floating Fund	500	11/16/2004	11/16/2005	3.54%

Total Short-term Investments	$2,726

At December 31, 2004, the cost of the above investments approximated fair value.

On June 15, 2004 we also purchased a long-term bond in the amount of $1,000,000.  The bond matures on July 15, 2006 and earns interest at an annual rate of approximately 4.50%. Interest is paid to us on a semi-annual basis.  At December 31, 2004, the amortized cost of the bond approximated fair value.

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

On August 1, 2003, we entered into a second Restricted Common Stock Purchase Agreement with the Purchasers in connection with a twelve-month extension of the consulting agreement. Each Purchaser purchased 38,889 shares of our common stock at a purchase price of $.90 per share. The purchase price of our common stock was discounted from the $1.86 market price on the date we entered into the agreement. In connection with the sale, we recorded deferred compensation for services of $74,667. This deferred compensation expense was expensed over the twelve-month service period.

On September 1, 2004, we extended the consulting agreement for another twelve months and entered into a third Restricted Common Stock Purchase Agreement with the Purchasers. Each Purchaser purchased 25,000 shares of our common stock at a purchase price of $1.70 per share. The purchase price was discounted from the $2.40 market price on the date we entered into the agreement. In connection with the sale, we recorded deferred compensation expense for services of $35,000. This deferred compensation expense is being expensed over the twelve-month service period beginning September 1, 2004.  As of December 31, 2004, the remaining deferred compensation expense for services was approximately $23,000.

On May 22, 2002, we entered into a Common Stock Purchase Agreement with Fusion Capital Fund II, LLC. Pursuant to this agreement, Fusion Capital agreed to purchase up to an aggregate of $12,000,000 of our common stock. We have the right to sell up to $15,000 of our common stock per trading day under this agreement unless our stock price equals or exceeds $7.00, in which case the daily amount may be increased at our option. Fusion Capital is not obligated to purchase any shares of our common stock on any trading days that the market price of our common stock is less than $1.00. Since we registered 3,500,000 shares for sale to Fusion Capital pursuant to the agreement, the selling price of our common stock to Fusion Capital will have to average at least $3.43 per share for us to receive the maximum proceeds of $12,000,000 without registering additional shares of common stock, which we have the right but not the obligation to do. Assuming a purchase price of $1.00 per share and the purchase by Fusion Capital of the full 3,500,000 shares under the agreement, proceeds to us would be $3,500,000. If we decided to sell more than the 1,352,100 shares to Fusion Capital (19.99% of our outstanding shares as of May 22, 2002, the date of the agreement, exclusive of the 160,000 shares issued to Fusion Capital as a commitment fee), we would first be required to seek shareholder approval of the agreement in order to be in compliance with Nasdaq rules. We may, but shall be under no obligation to, request our shareholders to approve the transaction contemplated by the agreement. We may terminate the agreement at any time, and Fusion Capital may terminate the agreement at any time after approximately 40 months following the date the purchase obligation under the agreement became effective. During the year ended December 31, 2003, we sold 486,566 shares for aggregate proceeds of $733,000 under this agreement.  During the year ended December 31, 2004, there were no transactions under this agreement.

As of December 31, 2004, we had warrants outstanding to purchase a total of 35,000 shares of our common stock at a weighted average exercise price of $2.66 per share.  These warrants were issued in conjunction with the issuance of notes on December 31, 1999 and are exercisable at any time at the election of the holders, expiring at various dates through December 31, 2005. During 2004 50,000 warrants at an exercise price of $11.11 per share expired.

On May 30, 2001, we received a full-recourse promissory note from our Chief Executive Officer for approximately $341,000 (the “Exercise Note”) for the exercise of 150,000 options at $1.94 per share and a $50,000 promissory note (the “Tax Note”) in connection with a loan to our Chief Executive Officer to pay taxes related to the stock exercise. The notes accrue interest of 6.25% per annum and are due in full on or before May 29, 2006. Part of the Exercise Note, $291,000, is secured by 150,000 shares of our common stock and is recorded in shareholders’ equity. At December 31 2004 and 2003, $291,000 of principal was owed under the Exercise Note and $39,000 of principal was owed under the Tax Note.  At December 31, 2004, there was also $21,000 in accrued interest outstanding.  Bonuses accruing under the Chief Executive Officer’s employment agreement will be used to repay the notes (see paragraph below).

On October 1, 2002, we entered into an employment agreement with our Chief Executive Officer, which was amended on March 17, 2004. The employment agreement as amended provides for bonuses in an aggregate amount of approximately $289,000 through May 2006. Under the terms of the agreement, these bonuses will be paid by reducing the amounts outstanding under the Exercise Note and Tax Note. During the year ended December 31, 2003, our Chief Executive Officer earned bonus payments totaling $78,866 under the agreement which were applied towards accrued interest and the outstanding Note Receivable balance.  At December 31, 2004 we had accrued bonuses to our Chief Executive Officer in the amount of $61,340, which will be applied as payment in May 2005 first to any accrued interest and then to the outstanding Note Receivable balance. At December 31, 2004, an additional approximately $149,000 of bonuses remained to be accrued and paid under this agreement.

We have also entered into certain agreements to license content for our services from various unrelated third parties. We also have contractual obligations at December 31, 2004, relating to real estate, capital and operating lease arrangements.

Total payments due and estimated under license payments and real estate, operating and capital leases and total bonus amounts due under an employment agreement are listed below:

Year	License Agreements	Annual Bonus	Real Estate Leases	Other Operating Leases	Capital Leases	Total

2005	$100,000	$105,000	$229,000	$1,000	$24,000	$459,000
2006	0	105,000	234,000	1,000	24,000	364,000
2007	0	0	239,000	1,000	19,000	259,000
2008	0	0	182,000	0	0	182,000

We believe that cash and short-term investments, together with anticipated cash flows from operations, will be sufficient to meet our working capital needs for the next twelve months. However, we may be required to raise additional funds in order to accelerate development of new and existing services and products, to respond to competitive pressures or to possibly acquire complementary products, businesses or technologies. There can be no assurance that any required additional financing will be available on terms favorable to us, or at all. If additional funds are raised by the issuance of equity securities, our shareholders would experience dilution of their ownership interest and these securities may have rights senior to those of the holders of the common stock. If additional funds are raised by the issuance of debt securities, we may be subject to certain limitations on our operations, including limitations on the payment of dividends. If adequate funds are not available or not available on acceptable terms, we may be unable to take advantage of acquisition opportunities, develop or enhance services and products or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

We do not have any material off-balance sheet arrangements.

Recent Developments

Variable stock options (see the Critical Accounting Policies and Estimates section of Item 6 above).

As mentioned above, in the event our stock price goes above $5.25 we will recognize compensation expense for each variable stock option outstanding.  On March 7, 2005 the closing stock price was $6.98.   Accordingly, as of

March 7, 2005 the total compensation expense during the first quarter ending March 31, 2005 related to the variable stock options was approximately $400,000 for the first quarter of 2005.

ITEM 7. FINANCIAL STATEMENTS

The following financial statements are filed as Exhibit 99.1 to this Report and incorporated herein by reference.

Report of Independent Registered Public Accounting Firm - Tauber & Balser, P.C.
Report of Independent Registered Public Accounting Firm – PricewaterhouseCoopers LLP
Consolidated Balance Sheets at December 31, 2004 and 2003
Consolidated Statements of Operations for the years ended December 31, 2004 and 2003
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2004 and 2003
Consolidated Statements of Cash Flows for the years ended December 31, 2004 and 2003
Notes to Consolidated Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not Applicable

ITEM 8A. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Operating Officer (our acting Chief Financial Officer), or COO, of the effectiveness of our disclosure controls and procedures as of December 31, 2004. Based on that evaluation, our management, including the CEO and COO, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms.

During the fourth quarter of 2004, there were no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

Not Applicable.

PART III.

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated herein by reference to our proxy statement for our 2005 Annual Meeting of Shareholders.

ITEM 10. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to our proxy statement for our 2005 Annual Meeting of Shareholders.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to our proxy statement for our 2005 Annual Meeting of Shareholders.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to our proxy statement for our 2005 Annual Meeting of Shareholders.

ITEM 13. EXHIBITS

The list of exhibits filed with this report appears immediately following the signature page of this report and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to our proxy statement for our 2005 Annual Meeting of Shareholders.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2005	A.D.A.M., INC. (Registrant)
	By:	/s/ Robert S. Cramer, Jr.
Robert S. Cramer, Jr. Chairman of the Board and Chief Executive Officer (principal executive officer)

	By	/s/ Kevin S. Noland
Kevin S. Noland President, Chief Operating Officer and Corporate Secretary (acting principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on March 29, 2005.

Signature	Title

/s/ Robert S. Cramer, Jr.	Chairman of the Board and Chief Executive Officer
Robert S. Cramer, Jr.

/s/ Clay Scarborough	Director
Clay Scarborough

/s/ Daniel S. Howe	Director
Daniel S. Howe

/s/ John W. McClaugherty	Director
John W. McClaugherty

/s/ Francis J. Tedesco, M.D.	Director
Francis J. Tedesco, M.D.

/s/ Mark Kishel, M.D.	Director
Mark Kishel, M.D.

EXHIBIT INDEX

The following exhibits are filed as part of, or are incorporated by reference into, this report on Form 10-KSB:

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999)
3.2	Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999)
3.3	Amended and Restated By-Laws (incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 33-96864, dated September 12, 1995, as amended)
10.1	Amended and Restated 1992 Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 33-96864, dated September 12, 1995, as amended)
10.2	401(k) Adoption Agreement and Trust (incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 33-96864, dated September 12, 1995, as amended)
10.3

Amended and Restated Employment Agreement between the Company and Robert S. Cramer, dated October 1, 2002 (the “Cramer Employment Agreement”) (incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002)

10.3.1

Letter agreement regarding calculation of bonus payments under the Cramer Employment Agreement (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003)

10.3.2	First Amendment to Amended and Restated Employment Agreement between the Company and Robert S. Cramer (incroporated by reference to Exhibit 10.1 of the Form 8-K filed by the Company on March 18, 2005)
10.4

Employment Agreement between the Company and Kevin S. Noland., dated December 21, 2001 (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001)

10.4.1	First Amendment to Employment Agreement between the Company and Kevin S. Noland (incorporated by reference to Exhibit 10.2 of the Form 8-K filed by the Company on March 18, 2005)
10.5

Bridge Note and Warrant Purchase Agreement between Union Street Partners, L.P and Robert S. Cramer, Jr. and the Company dated December 31, 1999 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.6

Registration Rights Agreement between Union Street Partners, L.P and Robert S. Cramer, Jr. and the Company dated December 31, 1999 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.7

Common Stock Purchase Agreement dated May 22, 2003 between the Company and Fusion Capital Fund II, LLC (incorporated by reference to the Company’s Registration Statement of Form S-3, File No. 333-45294, dated September 7, 2000, as amended)

10.8	2002 Stock Incentive Plan (incorporated by reference to the Company’s definitive proxy statement filed on May 24, 2002 in connection with its 2002 Annual Meeting of Shareholders)
14.1	Code of Ethics for Senior Officers (filed herewith)
21.1	Subsidiaries of the Company (filed herewith)
23.1	Consent Of Independent Registered Public Accounting Firm — Tauber & Balser P.C. (filed herewith)
23.2	Consent Of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP (filed herewith)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
99.1	Financial Statements (filed herewith)