Form 10QSB
period 2005-03-31
ADAM INC
filed 2005-05-12
CIK 863650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒   NO  ☐

As of May 5, 2005 there were 8,415,905 shares of the Registrant’s common stock, par value $.01 per share, outstanding.

Transitional Small Business Disclosure Format. YES  ☐   NO  ☒

A.D.A.M., Inc.

Index

Form 10-QSB for the Quarter Ended March 31, 2005

Part I—Financial Information

PART I:   FINANCIAL INFORMATION

ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.D.A.M., Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	March 31, 2005	December 31, 2004
Assets
Current assets
Cash	$1,668	$3,242
Investments, short term	6,000	2,726
Restricted time deposit	47	—
Accounts receivable, net of allowances of $67 and $103, respectively	1,405	2,112
Inventories, net	85	107
Note receivable from related party	39	39
Prepaids and other assets	571	398
Total current assets	9,815	8,624

Property and equipment, net	194	184
Investment, long term	1,000	1,000
Intangible assets, net	1,166	1,278
Goodwill	2,043	2,043
Restricted time deposit	68	115

Total assets	$14,286	$13,244

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$802	$726
Deferred revenue	3,834	3,615
Current portion of capital lease obligations	18	17
Total current liabilities	4,654	4,358

Capital lease obligations, net of current portion	33	37

Total liabilities	4,687	4,395

Commitments and contingencies

Shareholders’ equity
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized; 8,414,905 and 8,040,906 shares issued at 3/31/05 and 12/31/04, respectively; 8,145,146 and 7,860,535 shares outstanding at 3/31/05 and 12/31/04, respectively	84	80
Common stock warrants	86	86
Treasury stock, at cost, 269,759 and 180,371 shares at 3/31/05 and 12/31/04, respectively	(1,088)	(592)
Additional paid-in capital	49,569	48,843
Note receivable from shareholder	(291)	(291)
Deferred compensation for services	(15)	(23)
Accumulated deficit	(38,746)	(39,254)

Total shareholders’ equity	9,599	8,849

Total liabilities and shareholders’ equity	$14,286	$13,244

The accompanying notes are an integral part of these condensed consolidated financial statements.

A.D.A.M., Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Revenues, net	$2,338	$1,751

Operating costs and expenses:
Cost of revenues (exclusive of depreciation shown below)	498	367
General and administrative	594	348
Product and content development	319	264
Sales and marketing	401	412
Depreciation and amortization	54	151

Total operating costs and expenses	1,866	1,542

Operating income	472	209

Interest income, net	36	15

Net income	$508	$224

Basic net income per common share	$0.06	$0.03

Basic weighted average number of common shares outstanding	7,930	7,826

Diluted net income per common share	$0.06	$0.03

Diluted weighted average number of common shares outstanding	9,114	8,589

The accompanying notes are an integral part of these condensed consolidated financial statements.

A.D.A.M., Inc.

Condensed Consolidated Statement of Changes in Shareholders’ Equity

(In thousands, except share data)

(Unaudited)

							Note
			Common			Additional	Receivable	Deferred
	Common Stock		Stock	Treasury Stock		Paid-in	from	Compensation	Accumulated
	Shares	Amount	Warrants	Shares	Amount	Capital	Shareholder	for Services	Deficit	Total
Balance at December 31, 2004	8,040,906	$80	$86	(180,371)	$(592)	$48,843	$(291)	$(23)	$(39,254)	$8,849
Net income	—	—	—		—	—	—	—	508	508
Stock compensation for services	—	—	—		—	—	—	8	—	8
Expense for variably priced options						93		—		93
Treasury Stock purchased			—	(89,388)	(496)	—	—	—	—	(496)
Exercise of common stock options	373,999	4	—		—	633	—	—	—	637
Balance at March 31, 2005	8,414,905	$84	$86	(269,759)	$(1,088)	$49,569	$(291)	$(15)	$(38,746)	$9,599

The accompanying notes are an integral part of these condensed consolidated financial statements.

A.D.A.M., Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31, 2005	March 31, 2004

Cash flows from operating activities
Net income	$508	$224
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	239	274
Gain on sale assets	(1)	—
Stock compensation for services	8	19
Stock compensation for variable priced options	93	—
Other, net	—	(5)
Changes in assets and liabilities
Accounts receivable	707	219
Inventories	23	(11)
Prepaids and other assets	(173)	(136)
Accounts payable and accrued liabilities	77	41
Deferred revenue	219	361
Net cash provided by operating activities	1,700	986
Cash flows from investing activities
Purchases of property and equipment	(32)	(2)
Proceeds from sales of property and equipment	1	—
Net change in restricted time deposits	—	(2)
Software product and content development costs	(106)	(246)
Proceeds from maturities of investments	226	—
Purchase of investments available for sale	(2,000)	—
Purchase of investments held to maturity	(1,500)	—
Net cash used in investing activities	(3,411)	(250)
Cash flows from financing activities
Proceeds from exercise of common stock options	637	84
Repurchase of common stock to be held as treasury stock	(496)	—
Repayments of capital leases	(4)	(2)
Net cash provided by financing activities	137	82
Increase (decrease) in cash	(1,574)	818
Cash, beginning of period	3,242	4,554
Cash, end of period	$1,668	$5,372
Interest paid	$5	$2

The accompanying notes are an integral part of these condensed consolidated financial statements.

A.D.AM., Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

March 31, 2005

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

Our products can be delivered to consumers in a variety of formats — from print to electronic delivery. We have also translated several of our core content products, including the Health Illustrated Encyclopedia, into Spanish.

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the general instructions to Form 10-QSB. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. These interim financial statements should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

In the Opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 or any future period.

2. STOCK BASED COMPENSATION

We account for stock-based employee compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” and related Interpretations.  In accordance with APB 25, compensation cost for stock options issued to employees is measured as the excess, if any, of the quoted market price of our stock at the date of the grant over the amount an employee must pay to acquire the stock.  In general, we grant stock options at a grant price equal to the market price on the original grant date and therefore under APB 25 have no related compensation expense for the three months ended March 31, 2005 or 2004.

On January 14, 1999, certain grants were canceled at the option of their holders and then replaced that day on a one-for-one basis with new options with an exercise price equal to the closing market price that day, $5.25.  These options are accounted for in accordance with Financial Interpretations No. 44 (“FIN 44”), “Accounting for Certain Transactions involving Stock Compensation (an interpretation of APB 25),” which provides guidance on the accounting for certain stock option transactions and subsequent amendments to stock option transactions.  FIN 44 requires compensation cost for these variably priced options to be recorded to the extent that the current market price exceeds the options’ grant price. The expense is to be adjusted for increases or decreases in the intrinsic value of the modified awards in subsequent periods and until the awards have been exercised, forfeited, or expired.  We had 224,638 and 231,438 variably priced options outstanding at March 31, 2005 and December 31, 2004 under this Interpretation.  There were 6,800 variably priced options exercised during March 2005 when the market value of our stock was $7.08.  At March 31, 2005, the market value of our stock was $5.61.  In accordance with FIN 44, we have recorded stock compensation expense of approximately $93,000 and $0 for the three months ended March 31, 2005 and 2004, respectively.

Had we determined employee compensation costs using a fair value based methodology at the grant date for our stock options under SFAS 123, our pro forma consolidated net income would have been as follows (in thousands, except per share data):

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
Net income as reported	$508	$224
Add stock-based compensation expense included in reported net income	93	—
Deduct total stock-based compensation expense determined under fair-value based method for all awards	(133)	(123)

Pro forma net income	$468	$101

Basic net income per share
As reported	$0.06	$0.03
Pro forma	$0.06	$0.01

Diluted net income per share
As reported	$0.06	$0.03
Pro forma	$0.05	$0.01

3. INVESTMENTS

Our short-term investments at March 31, 2005 included the following (in thousands):

Description	Balance	Purchased	Maturity	Yield at 3/31/2005
Time Deposit	$1,000	8/8/2004	8/8/2005	2.33%
Corporate Bond	500	3/18/2005	10/15/2005	4.48%
Corporate Bond	700	3/28/2005	7/15/2005	7.44%
Corporate Bond	300	3/28/2005	12/15/2005	5.27%
Mutual Funds:
- Eaton Vance Floating Fund	1,000	6/15/2004	6/15/2005	3.02%
- Eaton Vance Floating Fund	500	11/16/2004	11/16/2005	3.02%
- Eaton Vance Floating Fund	2,000	3/17/2005	3/17/2006	3.02%

Total Short-term Investments	$6,000

Our short-term investments at December 31, 2004 included the following (in thousands):

Description	Balance	Purchased	Maturity	Yield at 12/31/2004
Time Deposit	$1,000	8/8/2004	8/8/2005	2.33%
Time Deposit	99	9/7/2004	3/7/2005	2.22%
Time Deposit	127	2/24/2004	1/21/2005	1.61%
Mutual Funds:
- Eaton Vance Floating Fund	1,000	6/15/2004	6/15/2005	3.54%
- Eaton Vance Floating Fund	500	11/16/2004	11/16/2005	3.54%

Total Short-term Investments	$2,726

On June 15, 2004 we also purchased a long-term bond in the amount of $1,000,000.  The bond matures on July 15, 2006 and earns interest at an annual rate of approximately 4.50%. Interest is paid to us on a semi-annual basis.

4. TREASURY STOCK

In May 2004 we announced a stock repurchase program to purchase up to 500,000 shares of our common stock. During the three months ended March 31, 2005, we repurchased 89,388 shares of our common stock to be held by us as Treasury Stock recorded at cost for a total purchase price of $496,000. In February 2005 we suspended this program.

5. CONSULTING AGREEMENTS

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

On September 1, 2004, we extended the consulting contract for another twelve months and entered into a third Restricted Common Stock Purchase Agreement with the Purchasers. Each Purchaser purchased 25,000 shares of our common stock at a purchase price of $1.70 per share. The purchase price was discounted from the $2.40 market price on the date we entered into the agreement. In connection with the sale, we recorded deferred compensation expense for services of $35,000. This deferred compensation expense is being expensed over the twelve-month service period beginning September 1, 2004.  As of March 31, 2005, the remaining deferred compensation expense for services was approximately $15,000.

6. COMPREHENSIVE INCOME

Our comprehensive income for the three months ended March 31, 2005 and 2004, as required to be reported by Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 130, was identical to the actual net income reported for those periods.

7. INTANGIBLE ASSETS

Intangible assets consist of purchased intellectual content, purchased customer contracts, capitalized software product and content development costs to be sold, leased or otherwise marketed, and software development costs for internal use software.

Capitalized software product and content development costs to be sold, leased or otherwise marketed consist principally of salaries and certain other expenses directly related to the development and modifications of software products and content capitalized in accordance with the provisions of SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Amortization of capitalized software product and content development costs is provided at the greater of the ratio of current product revenue to the total of current and anticipated product revenue or on a straight-line basis over the estimated economic life of the software, which we have determined to generally be two years.

In accordance with the American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” we expense costs incurred in the preliminary project planning stage and thereafter capitalize costs incurred in developing or obtaining internal use software. Costs, such as maintenance and training, are expensed as incurred. Capitalized costs are amortized over their estimated useful life, generally three years.

Intangible assets are summarized as follows (in thousands):

	Estimated amortizable lives (years)	March 31, 2005	December 31, 2004

Capitalized software products and content to be sold, leased or otherwise marketed	2	$3,389	$3,358
Software developed for internal use	3	339	352
Purchased intellectual content	3	1,431	1,431
Purchased customer contracts	2	333	333

Intangible assets, gross		5,492	5,474

Less accumulated amortization:
Capitalized software products and content to be sold, leased or otherwise marketed		(2,577)	(2,426)
Software developed for internal use		(23)	(77)
Purchased intellectual content		(1,393)	(1,360)
Purchased customer contracts		(333)	(333)

Accumulated amortization		(4,326)	(4,196)

Intangible assets, net		$1,166	$1,278

Amortization expense for the three months ended March 31, 2005 and 2004 was $218,000 and $248,000, respectively. This includes the amortization of capitalized software reported in cost of revenues of $185,000 and $123,000 for the three months ended March 31, 2005 and 2004, respectively.

8. RECENT ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), “Share-Based Payment,” which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.”  Statement 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” The approach to accounting for share-based payments in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and no longer allows pro forma disclosure as an alternative to financial statement recognition. We will be required to adopt Statement 123(R) on January 1, 2006.

We will adopt SFAS 123(R) using the modified prospective method and reflect compensation expense in accordance with the SFAS 123(R) transition provisions.  Under the modified prospective method, prior periods are not restated to reflect the impact of adopting the new standard at earlier dates.  Pro forma disclosures regarding the effect on our net income and net income per common share and , had we applied the fair value method of accounting for share-based compensation as prescribed by SFAS 123, are contained in the “Stock-based compensation” section of Note 2.  Based on share-based compensation granted through March 31, 2005 and the fair values previously calculated under SFAS 123, we project we will record an immaterial amount of additional compensation expense in 2006 related to stock options upon the adoption of SFAS 123(R) compared to the existing accounting method under APB Opinion No. 25.  We will continue to evaluate the impact this new standard will have on our Stock Incentive Plan.

9. EQUITY PURCHASE AGREEMENT

On May 22, 2002, we entered into a Common Stock Purchase Agreement with Fusion Capital Fund II, LLC. Pursuant to this agreement, Fusion Capital agreed to purchase up to an aggregate of $12,000,000 of our common stock. We have the right to sell up to $15,000 of our common stock per trading day under this agreement unless our stock price equals or exceeds $7.00, in which case the daily amount may be increased at our option. Fusion Capital is not obligated to purchase any shares of our common stock on any trading days that the market price of our common stock is less than $1.00. Since we registered 3,500,000 shares for sale to Fusion Capital pursuant to the agreement, the selling price of our common stock to Fusion Capital will have to average at least $3.43 per share for us to receive the maximum proceeds of $12,000,000 without registering additional shares of common stock, which we have the right but not the obligation to do. Assuming a purchase price of $1.00 per share and the purchase by Fusion Capital of the full 3,500,000 shares under the agreement, proceeds to us would be $3,500,000. If we decided to sell more than the 1,352,100 shares to Fusion Capital (19.99% of our outstanding shares as of May 22, 2002, the date of the agreement, exclusive of the 160,000 shares issued to Fusion Capital as a commitment fee), we would first be required to seek shareholder approval of the agreement in order to be in compliance with Nasdaq rules. We may, but shall be under no obligation to, request our shareholders to approve the transaction contemplated by the agreement. We may terminate the agreement at any time, and Fusion Capital may terminate the agreement at any time after August 2005, approximately 40 months following the date the purchase obligation under the agreement became effective. During the year ended December 31, 2003, we sold 486,566 shares for aggregate proceeds of $733,000 under this agreement.  Since that time and through March 31, 2005, there have been no further transactions under this agreement.

10. NET INCOME PER COMMON SHARE

Net income per share is computed in accordance with SFAS No. 128, “Earnings Per Share.” We compute basic net income per share by dividing net income by the weighted average number of common shares outstanding for each period. Diluted net income per share is based upon the addition of the effect of common stock equivalents (stock options and warrants) to the denominator of the basic net income per share calculation using the treasury stock method, if their effect is dilutive. The computation of net income per share for the three months ended March 31, 2005 and 2004 is as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2005	2004

Net income	$508	$224
Weighted average common shares outstanding	7,930	7,826
Weighted average common share equivalents (stock options and warrants)	1,184	763
Weighted average diluted common shares outstanding	9,114	8,589
Net income per share:
Basic	$0.06	$0.03
Diluted	$0.06	$0.03

We had 635,675 options and warrants outstanding which were anti-dilutive as of March 31, 2005 and 2,143,317 options and warrants outstanding which were anti-dilutive as of March 31, 2004.

11. NON-CONSOLIDATED AFFILIATE

We have one non-consolidated affiliate, ThePort Network, Inc. (formerly ThePort.com, Inc.) (“ThePort”). As of March 31, 2005, we had an approximate 34% voting interest in ThePort and this investment was accounted for under the equity method. As of March 31, 2005 and December 31, 2004, the carrying value of this investment was $0. We have no future obligations to fund ThePort.

12. RELATED PARTY TRANSACTIONS

Promissory Note with Our Chief Executive Officer

On May 30, 2001, we received a full-recourse promissory note from our Chief Executive Officer for approximately $341,000 (the “Exercise Note”) for the exercise of 150,000 options at $1.94 per share and a $50,000 promissory note (the “Tax Note”) in connection with a loan to our Chief Executive Officer to pay taxes related to the stock exercise. The notes accrue interest of 6.25% per annum and are due in full on or before May 29, 2006. Part of the Exercise Note, $291,000, is secured by 150,000 shares of our common stock and is recorded in shareholders’ equity. At March 31, 2005 and December 31, 2004, $291,000 of principal was owed under the Exercise Note and $39,000 of principal was owed under the Tax Note.  At March 31, 2005 and December 31, 2004, there was also $26,000 and $21,000, respectively, in accrued interest outstanding.  Bonuses accruing under the Chief Executive Officer’s employment agreement will be used to repay the notes (see Note 13).

Investment and Sublease with BeBetter Networks, Inc.

At March 31, 2005 and December 31, 2004, we had a 3% investment in BeBetter Networks, Inc. (“BeBetter”), a company whose president is an A.D.A.M. board member who held an approximate 15% voting interest in BeBetter at March 31, 2005 and December 31, 2004.  As of March 31, 2005 and December 31, 2004, our Chief Executive Officer also held an approximate 3% voting interest in this company.  We account for the investment under the cost method, as we have less than a 20% ownership and do not exercise significant influence over the investee.  In addition to our stock ownership in BeBetter, we also hold warrants to purchase 25,000 common shares of BeBetter at an exercise price of $2 per share, expiring December 31, 2005.  During 2002 we recorded an impairment charge of $84,000 to write off our investment based upon management’s assessment that the decline in its carrying value was “other than temporary.”  We are currently subleasing office space to BeBetter on a month-to-month basis at $586 per month.  We have the right to require BeBetter to vacate the space upon 30 days notice.  At March 31, 2005 and December 31, 2004, the carrying value of our investment was $0.  We have no plans to provide additional investment in BeBetter in the future.

Investment and Sublease with ThePort Network, Inc.

As of March 31, 2005 and December 31, 2004, we held an approximate 34% voting interest in ThePort Network, Inc. (“ThePort”).  Our Chief Executive Officer, who currently serves as the Chairman of the Board of Directors of ThePort, held an approximate 10% voting interest in ThePort at March 31, 2005 and December 31, 2004 and held a convertible note and loans from ThePort in the amount of approximately $1,094,000 and $1,019,000 at March 31, 2005 and December 31, 2004, respectively.  Two of our other directors also own equity interests in ThePort.  The investment is being accounted for under the equity method.

At March 31, 2005 and December 31, 2004, after recording a permanent impairment charge of $92,000 in 2002, the carrying value of our investment was $0.  We did not reduce our investment below zero for our share of ThePort’s losses during the three months ended March 31, 2005 or 2004 as we have not provided or committed to provide any additional financial support to ThePort.

We sublease space to ThePort on a month-to-month basis for $1,200 per month.

13. COMMITMENTS

We lease office space and equipment under non-cancelable lease agreements expiring on various dates through 2008. We also have capital lease commitments for certain equipment.  Additionally, we have entered into certain agreements to license content for our services from various unrelated third parties. Total payments due and estimated under license agreements and real estate, operating and capital leases, and total bonus amounts due under an employment agreement for the remainder of 2005 and beyond are listed below (in thousands):

	License Agreements	Annual Bonus	Real Estate Leases	Other Operating Lease	Capital Lease

2005	173	105	173	1	15
2006	112	105	234	1	24
2007	—	105	239	1	23
2008	—	105	182	—	—

Total future minimum lease payments	$285	$420	$828	$3	62

Less - amounts representing interest					(11)

Present value of future minimum lease payments					51

Less - current portion					(18)

					$33

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

Effective May 10, 2005, we entered into an amended and restated employment agreement with our Chief Executive Officer, (Exhibit 10.1, herein). The employment agreement provides for bonuses in an aggregate amount of up to approximately $420,000 through May 2008. Under the terms of the agreement, the bonuses payable in 2005 and 2006 will be paid by reducing the amounts outstanding under the Exercise Note and Tax Note. At March 31, 2005 and December 31, 2004, we had accrued bonuses to our Chief Executive Officer in the amount of $87,629 and $61,340, respectively, which will be applied as payment in May 2005 first to any accrued interest and then to the outstanding Note Receivable balance.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” which clarifies disclosure, recognition and measurement requirements related to certain guarantees. We indemnify our customers from third party claims of intellectual property infringement relating to the use of our products. Historically, costs related to this guarantee have not been significant and we are unable to estimate the potential impact of this guarantee on our future results of operations.

14. CONCENTRATIONS

No one customer accounted for more than 10% of our revenues during the three months ended March 31, 2005 or 2004.

15. INCOME TAXES

No provision for income taxes has been reflected for the three months ended March 31, 2005 and 2004 as we have sufficient net operating loss carry forwards to offset taxable income. As of March 31, 2005, we continue to maintain a valuation allowance against our total net deferred tax asset balance.

16. LEGAL PROCEEDINGS

We are not party to any legal proceedings.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto and in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operation in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

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

Over the past several years we have seen a significant improvement in our ability to secure new business in the healthcare market. This is a result of our increased sales and marketing focus, the development of additional sales channels into the healthcare market and our product development strategy. We also believe that the quality, depth and breadth of our product line, as well as the technology we have developed in our content management infrastructure allows us to compete favorably in the markets we serve.

Critical Accounting Policies and Estimates

Discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the amounts reported in the consolidated financial statements and the accompanying notes. On an on-going basis, we evaluate our estimates, including those related to product returns, product and content development expenses, bad debts, inventories, intangible assets, income taxes and contingencies. We base our estimates on experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

•                  Goodwill and Intangible Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” we evaluate goodwill and intangible assets for impairment on an annual basis. Additionally, goodwill is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an entity below its carrying value. These events or circumstances would include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. The carrying value of goodwill is evaluated in relation to the operating performance and estimated future discounted cash flows of the entity.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2005 with the Three Months Ended March 31, 2004

Revenues

	Three Months Ended March 31,		$ Change	% Change	2005 % of Total Rev	2004 % of Total Rev
	2005	2004

Healthcare	$1,539	$1,160	$379	32.7%	65.8%	66.2%
Internet	$305	$369	$(64)	(17.3)%	13.1%	21.1%
Education	$482	$215	$267	124.2%	20.6%	12.3%
Other	$12	$7	$5	71.4%	0.5%	0.4%
Total Net Revenues	$2,338	$1,751	$587	33.5%	100.0%	100.0%

Total revenues increased $587,000, or 33.5%, to $2,338,000 for the three months ended March 31, 2005 compared to $1,751,000 for the three months ended March 31, 2004.

Revenues from the healthcare market increased $379,000, or 32.7%, to $1,539,000 for the three months ended March 31, 2005 compared to $1,160,000 for the three months ended March 31, 2004. This increase was attributable to increased healthcare licensing revenue.  The increase is the result of our continuing efforts to expand our presence in the healthcare industry and the success of the technological initiatives to enable our content products to be used in broader applications within the healthcare industry such as electronic medical records and other point-of-care applications. As a percent of total revenues, revenues from the healthcare market decreased to 65.8% for the three months ended March 31, 2005 compared to 66.2% for the three months ended March 31, 2004.

Revenues from the Internet market decreased $64,000, or 17.3%, to $305,000 for the three months ended March 31, 2005 compared to $369,000 for the three months ended March 31, 2004. The Internet market includes Internet portals and large media-related websites that host a variety of consumer-oriented content and services. The decrease in our Internet revenues was primarily due to our concentration on expanding our presence in the healthcare market.  As a percent of total revenues, revenues from the Internet market decreased to 13.1% for the three months ended March 31, 2005 compared to 21.1% for the three months ended March 31, 2004.

Revenues from the education market increased $267,000, or 124.2%, to $482,000 for the three months ended March 31, 2005 compared to $215,000 for the three months ended March 31, 2004. The education market revenues consist primarily of CD ROM-based product sales. This increase was primarily attributable a net increase in revenues of  $150,000 related to the release of a major upgrade of our flagship product for education, A.D.A.M. Interactive Anatomy 4.0, and an increase of $65,000 due to the delivery of product to a new customer.   As a percent of total revenues, revenues from the education market increased to 20.6% for the three months ended March 31, 2005 compared to 12.3% for the three months ended March 31, 2004.

Operating Costs and Expenses

	Three Months Ended March 31,		$ Change	% Change	2005 % of Total Rev	2004 % of Total Rev
	2005	2004

Costs of Revenues	$498	$367	$131	35.7%	21.3%	21.0%
General and Administration.	$594	$348	$246	70.7%	25.4%	19.9%
Product and Content Development	$319	$264	$55	20.8%	13.6%	15.1%
Sales and Marketing	$401	$412	$(11)	(2.7)%	17.2%	23.5%
Depreciation and Amortization	$54	$151	$(97)	(64.2)%	2.3%	8.6%
Total Operating Costs and Expenses	$1,866	$1,542	$324	21.0%	79.8%	88.1%

Cost of revenues increased $131,000, or 35.7%, to $498,000 for the three months ended March 31, 2005 compared to $367,000 for the three months ended March 31, 2004. Cost of revenues includes shipped product components, packaging and shipping costs, newsletter printing costs, distribution license fees, royalties and amortization of capitalized software product and content development costs. This increase was primarily the result of a $120,000 increase in amortization related to projects completed after the first quarter of 2004, and a $29,000 write-off in March 2005. These increases were offset by a $90,000 decrease due to projects being fully amortized or written off before March 31, 2005.  This increase was also attributable to a $29,000 increase for Spanish content, a $27,000 increase in product sales expense for the first quarter of 2005 compared to product sales expense from first quarter 2004.  As a percent of total revenues, cost of revenues, at 21.3% for the three months ended March 31, 2005, remained consistent with the three months ended March 31, 2004 which was 21.0%.

General and administrative expenses increased $246,000, or 70.7%, to $594,000 for the three months ended March 31, 2005 from $348,000 for the three months ended March 31, 2004. This increase was primarily attributable to a $93,000 increase in stock option compensation related to the variably priced stock options and a $114,000 increase in temporary labor, salaries and recruiting costs.  This increase was offset by a $24,000 decrease in legal fees and a $17,000 decrease in investor relations fees. As a percent of total revenues, general and administrative expenses increased to 25.4% for the three months ended March 31, 2005 compared to 19.9% for the three months ended March 31, 2004.

Product and content development expenses increased $55,000, or 20.8%, to $319,000 for the three months ended March 31, 2005 from $264,000 for the three months ended March 31, 2004. This increase was primarily attributable to a $141,000 decrease in amounts capitalized for ongoing projects offset by a $58,000 decrease in consulting expense due to the internal development of products, an $11,000 decrease in salary expense and an $11,000 decrease in cost overhead allocation. As a percent of total revenues, product development expenses decreased to 13.6% for the three months ended March 31, 2005 compared to 15.1% for the three months ended March 31, 2004.

Sales and marketing expenses decreased $11,000, or 2.7%, to $401,000 for the three months ended March 31, 2005 from $412,000 for the three months ended March 31, 2004. This decrease was primarily attributable to a $34,000 decrease in commissions, a $10,000 decrease in travel expense and a $22,000 decrease in the overhead allocation.   This decrease was offset by an increase in advertising expense of $37,000 and an increase in consulting fees of $20,000.  As a percent of total revenues, sales and marketing expenses decreased to 17.2% for the three months ended March 31, 2005 compared to 23.5% for the three months ended March 31, 2004.

Depreciation and amortization expenses decreased $97,000, or 64.2%, to $54,000 for the three months ended March 31, 2005 from $151,000 for the three months ended March 31, 2004.  This decrease was primarily attributable to a $67,000 decrease in amortization of content from the IMC acquisition, and a 20,000 decrease due to the completion of amortization relating to the NIDUS content acquisition. As a percent of total revenues, depreciation and amortization expenses decreased to 2.3% for the three months ended March 31, 2005 compared to 8.6% for the three months ended March 31, 2004.

As a result of the factors described above, operating profit increased $263,000 to $472,000 for the three months ended March 31, 2005 from $209,000 for the three months ended March 31, 2004.

Other Expenses and Income

Interest income, net, was $36,000 and $15,000 for the three months ended March 31, 2005 and 2004, respectively.

For the three months ended March 31, 2005 no provision was recorded for income taxes.  We had sufficient net operating loss carry forwards to offset taxable income. As of March 31, 2005, we continue to maintain a valuation allowance against our total net deferred tax asset balance.

As a result of the above, we had a net income of $508,000 for the three months ended March 31, 2005 compared to a net income of $224,000 for the three months ended March 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2005, we had cash of $1,668,000 and working capital of $5,161,000.

Cash provided by operating activities was $1,700,000 during the three months ended March 31, 2005 as compared to $986,000 during the three months ended March 31, 2004. This $714,000 increase was due primarily to the increase in net income and the decrease in accounts receivable, and offset by a decrease in deferred revenue.

Cash used by investing activities was $3,411,000 during the three months ended March 31, 2005 as compared to $250,000 during the three months ended March 31, 2004. This increase was due primarily to the purchase of short term investments during 2005.

Cash provided by financing activities increased to $137,000 during the three months ended March 31, 2005 compared to $82,000 during the three months ended March 31, 2004. Cash provided by financing activities consisted of proceeds from the exercise of common stock options offset by cash used to repurchase common stock to be held as treasury stock and payments on capital leases.

We also use working capital to finance ongoing operations, fund the development and introduction of new business strategies and internally developed software, acquire complementary businesses and acquire capital equipment.

Additional information regarding contracts and commitments that affect our liquidity and capital resources is provided in Note 5 (consulting agreements), Note 9 (equity purchase agreements), Note 12 (promissory note with our Chief Executive Officer) and Note 13 (other commitments) to the unaudited financial statements included in this report.

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

•                  Our Stock Purchase Agreement with Fusion Capital Fund II, LLC may result in significant dilution of our other shareholders. On May 22, 2002, we entered into a Common Stock Purchase Agreement with Fusion Capital Fund II, LLC. Pursuant to this agreement, Fusion Capital has agreed to purchase up to an aggregate of $12,000,000 of our common stock. We have the right to sell up to $15,000 of common stock per trading day under this agreement with Fusion Capital unless our stock price equals or exceeds $7.00, in which case the daily amount may be increased at our option. Fusion Capital is not obligated to purchase any shares of our common stock on any trading days that the market price of our common stock is less than $1.00. Sales of our common stock under this agreement would dilute the ownership of shareholders other than Fusion Capital Fund II, LLC. As of December 31, 2003, we had sold 486,566 shares for $733,000 under this agreement. Since that time and through March 31, 2005, there have been no further transactions under this agreement.

ITEM 3. CONTROLS AND PROCEDURES

Management has developed and implemented a policy and procedures for reviewing, on a quarterly basis, our disclosure controls and procedures and our internal control over financial reporting. Management, including our principal executive and financial officers, evaluated the effectiveness of the design and operation of disclosure controls and procedures as of March 31, 2005 and, based on their evaluation, our principal executive and financial officers have concluded that these controls and procedures are operating effectively. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file under the Exchange Act is accumulated and communicated to management, including the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 5.  OTHER INFORMATION

Effective May 10, 2005, the Company entered into a second amended and restated employment agreement with Robert S. Cramer, Jr., which supersedes the Company’s prior employment agreement with Mr. Cramer.  The new agreement provides that Mr. Cramer will serve as the Company’s Chairman and Chief Executive Officer and be entitled to receive a base annual salary of $250,000, which may be increased at the discretion of the board of directors. In addition, Mr. Cramer will be entitled to receive a bonus in the amount of approximately $105,000 on May 29 of each year from 2005 through 2008.  The agreement will continue in effect until Mr. Cramer reaches age 62, or until earlier terminated by the Company or Mr. Cramer.  In the event Mr. Cramer’s employment is terminated (i) by the Company without cause, (ii) as a result of Mr. Cramer’s death or disability, or (iii) by Mr. Cramer for any reason within twelve months following a change in control of the Company, the Company will generally be obligated to pay to him an amount equal to two times the sum of his then-current base salary and his most recent bonus, and to continue to provide him with insurance coverage until the second anniversary of the termination date. The agreement also contains two-year confidentiality, employee and customer non-solicitation, and non-competition provisions.

The foregoing summary of the employment agreement is qualified in its entirety by reference to the text of the agreement, which is filed as Exhibit 10.1 to this quarterly report.

PART II. OTHER INFORMATION

ITEM 2. – UNREGISTERED SALE OF SECURITIES AND USE OF PROCEEDS

The following table provides information regarding our repurchases of shares of our common stock during the three months ended March 31, 2005:

Month	Shares Purchased	Average Price Paid Per Share	Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Shares that May Yet be Purchased Under Publicly Announced Program (1)

January	33,188	$4.83	33,188	286,441
February	56,200	$5.97	56,200	230,241
March	0	—	0	0

(1) In May of 2004 we announced a stock repurchase program under which we would repurchase up to 500,000 shares of our common stock and in February 2005 we suspended this program.

ITEM 6. EXHIBITS.

The following exhibits are filed with this report or incorporated herein by reference:

Exhibit Number	Exhibit Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

3.2	Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

3.3	Amended and Restated By-Laws (incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 33-96864, dated September 12, 1995, as amended).

10.1	Second Amended and Restated Employment Agreement between the Company and Robert S. Cramer, dated May 10, 2005.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Acting Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A.D.A.M., Inc.
(Registrant)

Date: May 11, 2005	By:	/s/ ROBERT S. CRAMER, JR.
Robert S. Cramer, Jr.
Chairman of the Board and
Chief Executive Officer

Date: May 11, 2005	By:	/s/ KEVIN S. NOLAND
Kevin S. Noland
President, Chief Operating Officer and Corporate Secretary (acting principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

3.2	Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

3.3	Amended and Restated By-Laws (incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 33-96864, dated September 12, 1995, as amended).

10.1	Second Amended and Restated Employment Agreement between the Company and Robert S. Cramer, dated May 10, 2005.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Acting Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.