Form 10-Q
period 2005-06-30
ADAM INC
filed 2005-08-09
CIK 863650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒   NO  ☐

As of August 8, 2005 there were 8,165,062 shares of the Registrant’s common stock, par value $.01 per share, outstanding.

Transitional Small Business Disclosure Format. YES  ☐   NO  ☒

A.D.A.M., Inc.

Index

Form 10-QSB for the Quarter Ended June 30, 2005

Part I—Financial Information

ITEM 1. Condensed Consolidated Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets at June 30, 2005 and December 31, 2004

Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2005 and 2004

Condensed Consolidated Statement of Changes in Shareholders’ Equity and Comprehensive Income for the Six Months Ended June 30, 2005

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2005 and 2004

Notes to Condensed Consolidated Financial Statements

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3. Controls and Procedures

Part II—Other Information

ITEM 4. Submission of Matters to a Vote of Security Holders

ITEM 6. Exhibits

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.D.A.M., Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	June 30,	December 31,
	2005	2004
Assets
Current assets
Cash and Cash Equivalents	$3,023	$3,242
Investments, short term	5,040	2,726
Accounts receivable, net of allowances of $40 and $103, respectively	1,219	2,112
Inventories, net	79	107
Note receivable from related party	—	39
Prepaids and other assets	539	398
Total current assets	9,900	8,624
Property and equipment, net	294	184
Investment, long term	998	1,000
Intangible assets, net	1,072	1,278
Goodwill	2,043	2,043
Restricted time deposits	68	115
Total assets	$14,375	$13,244

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$566	$726
Deferred revenue	3,309	3,615
Current portion of capital lease obligations	18	17
Total current liabilities	3,893	4,358
Capital lease obligations, net of current portion	28	37
Total liabilities	3,921	4,395
Commitments and contingencies
Shareholders’ equity
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized; 8,431,487 shares issued and 8,161,728 shares outstanding at 6/30/2005 and 8,040,906 shares issued and 7,860,535 shares outstanding at 12/31/2004	84	80
Common stock warrants	16	86
Treasury stock, at cost, 269,759 and 180,371 shares, respectively	(1,088)	(592)
Additional paid-in capital	49,727	48,843
Note receivable from shareholder	(167)	(291)
Deferred compensation for services	(6)	(23)
Accumulated other comprehensive loss	(13)	—
Accumulated deficit	(38,099)	(39,254)
Total shareholders’ equity	10,454	8,849
Total liabilities and shareholders’ equity	$14,375	$13,244

The accompanying notes are an integral part of these condensed consolidated financial statements.

A.D.A.M., Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
Revenues, net	$2,489	$1,933	$4,827	$3,684

Operating costs and expenses
Cost of revenues (exclusive of depreciation shown below)	474	361	972	729
General and administrative	601	400	1,195	747
Product and content development	343	336	662	600
Sales and marketing	453	385	854	797
Depreciation and amortization	37	146	91	297
Total operating costs and expenses	1,908	1,628	3,774	3,170
Operating income	581	305	1,053	514
Interest income, net	66	10	102	26
Net Income	$647	$315	$1,155	$540
Basic net income per common share	$0.08	$0.04	$0.14	$0.07
Basic weighted average number of common shares outstanding	8,041	7,914	8,151	7,870
Diluted net income per common share	$0.07	$0.04	$0.12	$0.06
Diluted weighted average number of common shares outstanding	9,377	8,693	9,495	8,635

The accompanying notes are an integral part of these condensed consolidated financial statements.

A.D.A.M., Inc.

Condensed Consolidated Statement of Changes in Shareholders’ Equity and Comprehensive Income

(In thousands, except share data)

(Unaudited)

							Note		Accumulated
			Common			Additional	Receivable	Deferred	Other
	Common Stock		Stock	Treasury Stock		Paid-in	from	Compensation	Comprehensive	Accumulated
	Shares	Amount	Warrants	Shares	Amount	Capital	Shareholder	for Services	Loss	Deficit	Total
Balance at December 31, 2004	8,040,906	$80	$86	(180,371)	$(592)	$48,843	$(291)	$(23)	$—	$(39,254)	$8,849
Comprehensive Income
Net income	—	—	—	—	—	—	—	—	—	1,155	1,155
Urnealized Loss on Investments									(13)	—	(13)
Total Comprehensive Income											1,142
Repayment of Exercise Note	—	—	—	—	—	—	124	—	—	—	124
Stock compensation for services	—	—	—	—	—	—	—	17	—	—	17
Expense for outstanding variable priced options	—	—	—	—	—	156	—	—	—	—	156
Warrants, expired	—	—	(70)	—	—	70	—	—	—	—	—
Treasury Stock purchased	—	—	—	(89,388)	(496)	—	—	—	—	—	(496)
Exercise of common stock options	390,581	4	—	—	—	658	—	—	—	—	662
Balance at June 30, 2005	8,431,487	$84	$16	(269,759)	$(1,088)	$49,727	$(167)	$(6)	$(13)	$(38,099)	$10,454

The accompanying notes are an integral part of these condensed consolidated financial statements.

A.D.A.M., Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months End	Six Months End
	June 30,	June 30,
	2005	2004
Cash flows from operating activities
Net income	$1,155	$540
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	423	520
Stock compensation for services	17	37
Stock compensation for variable priced options	156	—
Other	(1)	—
Changes in assets and liabilities
Accounts receivable	893	(762)
Inventories	28	6
Prepaids and other assets	(141)	(149)
Accounts payable and accrued liabilities	(160)	(24)
Deferred revenue	(306)	814
Net cash provided by operating activities	2,064	982
Cash flows from investing activities
Purchases of property and equipment	(130)	(46)
Proceeds from sales of property and equipment	1	—
Repayments on notes receivable	163	—
Net change in restricted time deposits	(47)	123
Software product and content development costs	(199)	(462)
Maturities and reclassifications of investments	1,273	—
Purchase of investments available for sale	(3,500)	—
Purchase of investments held to maturity	—	(2,620)
Other	(2)	—
Net cash used in investing activities	(2,441)	(3,005)
Cash flows from financing activities
Proceeds from exercise of common stock options	662	88
Repurchase of common stock to be held as treasury stock	(496)	(46)
Repayments on capital leases	(8)	(5)
Net cash provided by financing activities	158	37
Decrease in cash and cash equivalents	(219)	(1,986)
Cash and cash equivalents, beginning of period	3,242	4,563
Cash and cash equivalents, end of period	$3,023	$2,577
Interest paid	$3	$2

The accompanying notes are an integral part of these condensed consolidated financial statements.

A.D.A.M., Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

June 30, 2005

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

Certain amounts in the prior years’ financial statements and related discussions have been reclassified to conform to the current year presentation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

Operating results for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 or any future period.

2. STOCK BASED COMPENSATION

We account for stock-based employee compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” and related Interpretations.  In accordance with APB 25, compensation cost for stock options issued to employees is measured as the excess, if any, of the quoted market price of our stock at the date of the grant over the amount an employee must pay to acquire the stock.  In general, we grant stock options at a grant price equal to the market price on the original grant date and therefore under APB 25 have no related compensation expense for the three and six months ended June 30, 2005 or 2004.

On January 14, 1999, certain grants were canceled at the option of their holders and then replaced that day on a one-for-one basis with new options with an exercise price equal to the closing market price that day, $5.25.  These options are accounted for in accordance with FASB Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions involving Stock Compensation (an interpretation of APB 25),” which provides guidance on the accounting for certain stock option transactions and subsequent amendments to stock option transactions.  FIN 44 requires compensation cost for these variably priced options to be recorded to the extent that the current market price exceeds the options’ grant price. The expense is to be adjusted for increases or decreases in the intrinsic value of the modified awards in subsequent periods and until the awards have been exercised, forfeited, or expired.  We had 224,638 and 231,438 variably priced options outstanding at June 30, 2005 and December 31, 2004, respectively, under this Interpretation.  There were 6,800 variably priced options exercised during March 2005 when the market value of our stock was $7.08.  At June 30, 2005, the market value of our stock was $5.89.  In accordance with FIN 44, we have recorded stock compensation expense of approximately $63,000 and $156,000 for the three and six months ended June 30, 2005.  There was no such expense recorded for these same periods last year.

Had we determined employee compensation costs using a fair value based methodology at the grant date for our stock options under SFAS 123, our pro forma consolidated net income would have been as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net income as reported	$647	$315	$1,155	$540
Add stock compensation expense included in reported net income	63	—	156	—
Deduct total stock-based employee compensation determined under fair-value based methods for all awards	(98)	(121)	(231)	(244)

Pro forma net income	$612	$194	$1,080	$296

Basic net income per share
As reported	$0.08	$0.04	$0.14	$0.07
Pro forma	$0.08	$0.02	$0.13	$0.04

Diluted net income per share
As reported	$0.07	$0.04	$0.12	$0.06
Pro forma	$0.07	$0.02	$0.11	$0.03

3. INVESTMENTS

Our short-term investments at June 30, 2005 included the following (in thousands):

Description	Balance	Purchased	Maturity	Yield at 6/30/2005
Time Deposit	$1,000	8/8/2004	8/8/2005	2.35%
Time Deposit	47	1/21/2005	7/21/2005	1.76%
Corporate Bond	501	3/18/2005	10/15/2005	4.49%
Corporate Bond	700	3/28/2005	7/15/2005	7.49%
Corporate Bond	299	3/28/2005	12/15/2005	5.26%
Mutual Funds:
- Eaton Vance Floating Fund	499	11/16/2004	11/16/2005	3.41%
- Eaton Vance Floating Fund	1,994	3/17/2005	3/17/2006	3.41%

Total Short-term Investments	$5,040

Our short-term investments at December 31, 2004 included the following (in thousands):

Description	Balance	Purchased	Maturity	Yield at 12/31/2004
Time Deposit	$1,000	8/8/2004	8/8/2005	2.33%
Time Deposit	99	9/7/2004	3/7/2005	2.22%
Time Deposit	127	2/24/2004	1/21/2005	1.61%
Mutual Funds:
- Eaton Vance Floating Fund	1,000	6/15/2004	6/15/2005	3.54%
- Eaton Vance Floating Fund	500	11/16/2004	11/16/2005	3.54%

Total Short-term Investments	$2,726

On June 15, 2004 we also purchased a long-term bond in the amount of $1,000,000.  The bond matures on July 15, 2006 and earns interest at an annual rate of approximately 4.50%. Interest is paid to us on a semi-annual basis.

During the quarter ended June 30, 2005 we transferred the classification of our marketable debt securities from held to maturity to available for sale as we no longer have the positive intent to hold these investments to maturity. As such, our investments are recorded at fair value based on current market rates and are classified as available for sale.  Changes in the fair value are included in the equity section of our balance sheet and reported in our Condensed Consolidated Statement of Changes in Shareholders’ Equity and Comprehensive Income.

4. TREASURY STOCK

In May 2004 we announced a stock repurchase program to purchase up to 500,000 shares of our common stock. During January and February of 2005, we repurchased a total of 89,388 shares of our common stock to be held by us as Treasury Stock recorded at cost for a total purchase price of $496,000. In February 2005 we suspended this program and have not purchased any additional treasury shares since then.

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

On September 1, 2004, we extended the consulting contract for another twelve months and entered into a third Restricted Common Stock Purchase Agreement with the Purchasers. Each Purchaser purchased 25,000 shares of our common stock at a purchase price of $1.70 per share. The purchase price was discounted from the $2.40 market price on the date we entered into the agreement. In connection with the sale, we recorded deferred compensation expense for services of $35,000. This deferred compensation is being expensed over the twelve-month service period beginning September 1, 2004.  As of June 30, 2005 and December 31, 2004, the remaining deferred compensation for services was approximately $6,000 and $23,000, respectively.

6. COMPREHENSIVE INCOME

Our comprehensive income for the six months ended June 30, 2004, as required to be reported by Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 130, was identical to the actual income reported for that period. During the three months ended June 30, 2005 we recorded as a Comprehensive Loss $13,000 of unrealized losses related to our investments (see the Condensed Consolidated Statement of Changes in Shareholders’ Equity and Comprehensive Income and Note 3 - Investments).

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

Intangible assets are summarized as follows (in thousands):

	Estimated amortizable lives (years)	June 30, 2005	December 31, 2004
Capitalized software products and content to be sold, leased or otherwise marketed	2	$3,481	$3,358
Software developed for internal use	3	339	352
Purchased intellectual content	3	1,431	1,431
Purchased customer contracts	2	333	333

Intangible assets, gross		5,584	5,474

Less accumulated amortization:
Capitalized software products and content to be sold, leased or otherwise marketed		(2,724)	(2,426)
Software developed for internal use		(50)	(77)
Purchased intellectual content		(1,405)	(1,360)
Purchased customer contracts		(333)	(333)

Accumulated amortization		(4,512)	(4,196)

Intangible assets, net		$1,072	$1,278

Amortization expense for the three months ended June 30, 2005 and 2004 was $186,000 and $219,000, respectively. Amortization expense for the six months ended June 30, 2005 and 2004 was $404,000 and $467,000, respectively.  These amounts include the amortization of capitalized software reported in cost of revenues of $174,000 and $100,000 for the three months and $359,000 and $223,000 for the six months ended June 30, 2005 and 2004, respectively.

8. RECENT ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004) (“SFAS 123(R)”), “Share-Based Payment,” which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.”  SFAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” The approach to accounting for share-based payments in SFAS 123(R) is similar to the approach described in Statement No.123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and no longer allows pro forma disclosure as an alternative to financial statement recognition. We will be required to adopt SFAS 123(R) on January 1, 2006.

We will adopt SFAS 123(R) using the modified prospective method and reflect compensation expense in accordance with the SFAS 123(R) transition provisions.  Under the modified prospective method, prior periods are not restated to reflect the impact of adopting the new standard at earlier dates.  Pro forma disclosures regarding the effect on our net income and net income per common share, had we applied the fair value method of accounting for share-based compensation as prescribed by Statement No. 123, are contained in the “Stock-based compensation” section of Note 2.  Based on share-based compensation granted through June 30, 2005 and the fair values previously calculated under Statement No. 123, we project we will record an immaterial amount of additional compensation expense in 2006 related to stock options upon the adoption of SFAS 123(R) compared to the existing accounting method under APB Opinion No. 25.  We will continue to evaluate the impact this new standard will have on our Stock Incentive Plan.

9. EQUITY PURCHASE AGREEMENT

On May 22, 2002, we entered into a Common Stock Purchase Agreement with Fusion Capital Fund II, LLC. Pursuant to this agreement, Fusion Capital agreed to purchase up to an aggregate of $12,000,000 of our common stock. We have the right to sell up to $15,000 of our common stock per trading day under this agreement unless our stock price equals or exceeds $7.00, in which case the daily amount may be increased at our option. Fusion Capital is not obligated to purchase any shares of our common stock on any trading days that the market price of our common stock is less than $1.00. Since we registered 3,500,000 shares for sale to Fusion

Capital pursuant to the agreement, the selling price of our common stock to Fusion Capital will have to average at least $3.43 per share for us to receive the maximum proceeds of $12,000,000 without registering additional shares of common stock, which we have the right but not the obligation to do. Assuming a purchase price of $1.00 per share and the purchase by Fusion Capital of the full 3,500,000 shares under the agreement, proceeds to us would be $3,500,000. If we decided to sell more than the 1,352,100 shares to Fusion Capital (19.99% of our outstanding shares as of May 22, 2002, the date of the agreement, exclusive of the 160,000 shares issued to Fusion Capital as a commitment fee), we would first be required to seek shareholder approval of the agreement in order to be in compliance with Nasdaq rules. We may, but shall be under no obligation to, request our shareholders to approve the transaction contemplated by the agreement. We may terminate the agreement at any time, and Fusion Capital may terminate the agreement at any time after August 2005, approximately 40 months following the date the purchase obligation under the agreement became effective. During the year ended December 31, 2003, we sold 486,566 shares for aggregate proceeds of $733,000 under this agreement.  Since that time and through June 30, 2005, there have been no further transactions under this agreement.

10. NET INCOME PER COMMON SHARE

Net income per share is computed in accordance with SFAS No. 128, “Earnings Per Share.” We compute basic net income per share by dividing net income by the weighted average number of common shares outstanding for each period. Diluted net income per share is based upon the addition of the effect of common stock equivalents (stock options and warrants) to the denominator of the basic net income per share calculation using the treasury stock method, if their effect is dilutive. The computation of net income per share for the three and six months ended June 30, 2005 and 2004 is as follows (in thousands, except per share data):

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004

Net income	$647	$315	$1,155	$540
Weighted average common shares outstanding - basic	8,041	7,914	8,151	7,870
Weighted average common share equivalents (stock options and warrants)	1,336	779	1,344	765
Weighted average shares in escrow	—	—	—	—
Weighted average common shares outstanding - diluted	9,377	8,693	9,495	8,635
Net income per share:
Basic	$0.08	$0.04	$0.14	$0.07
Diluted	$0.07	$0.04	$0.12	$0.06

Anti-dilutive stock options and warrants outstanding	549	1,785	549	2,164

11. NON-CONSOLIDATED AFFILIATE

We have one non-consolidated affiliate, ThePort Network, Inc. (formerly ThePort.com, Inc.) (“ThePort”). As of June 30, 2005, we had an approximate 34% voting interest in ThePort and this investment was accounted for under the equity method. As of June 30, 2005 and December 31, 2004, the carrying value of this investment was $0. We have no future obligations to fund ThePort.

12. RELATED PARTY TRANSACTIONS

Promissory Note with Our Chief Executive Officer

On May 30, 2001, we received a full-recourse promissory note from our Chief Executive Officer for approximately $341,000 (the “Exercise Note”) for the exercise of 150,000 options at $1.94 per share and a $50,000 promissory note (the “Tax Note”) in connection with a loan to our Chief Executive Officer to pay taxes related to the stock exercise. The notes accrue interest of 6.25% per annum and are due in full on or before May 29, 2006. Part of the Exercise Note, $291,000, is secured by 150,000 shares of our common stock and is recorded in shareholders’ equity. At June 30, 2005 and December 31, 2004, principal of $167,716 and $291,000, respectively, was owed under the Exercise Note.  The $39,000 of principal outstanding under the Tax Note at December 31, 2004 was paid in full as of June 30, 2005.  At June 30, 2005 and December 31, 2004, there was also $1,500 and $26,000, respectively, in accrued interest outstanding.  Bonuses earned under the Chief Executive Officer’s employment agreement will be used to repay the notes (see Note 13).  In accordance with this agreement, the bonus paid in May 2005 was used to repay the Notes.

Investment and Sublease with BeBetter Networks, Inc.

At June 30, 2005 and December 31, 2004, we held an approximate 3% voting interest in BeBetter Networks, Inc. (“BeBetter”), a company whose president is an A.D.A.M. board member who held an approximate 15% voting interest in BeBetter at June 30, 2005 and December 31, 2004.  As of June 30, 2005 and December 31, 2004, our Chief Executive Officer also held an approximate 3% voting interest in this company.  We account for the investment under the cost method, as we have less than a 20% ownership and do not exercise significant influence over the investee.  In addition to our stock ownership in BeBetter, we also hold warrants to purchase 25,000 common shares of BeBetter at an exercise price of $2 per share, expiring December 31, 2005.  During 2002 we recorded an impairment charge of $84,000 to write off our investment based upon management’s assessment that the decline in its carrying value was “other than temporary.”  We are currently subleasing office space to BeBetter on a month-to-month basis at $586 per month.  We have the right to require BeBetter to vacate the space upon 30 days notice.  At June 30, 2005 and December 31, 2004, the carrying value of our investment was $0.  We have no plans to provide additional investment in BeBetter in the future.

Investment and Sublease with ThePort Network, Inc.

As of June 30, 2005 and December 31, 2004, we held an approximate 34% voting interest in ThePort Network, Inc. (“ThePort”).  Our Chief Executive Officer, who currently serves as the Chairman of the Board of Directors of ThePort, held an approximate 10% voting interest in ThePort at June 30, 2005 and December 31, 2004 and held a convertible note and loans from ThePort in the amount of approximately $1,219,000 and $1,019,000 at June 30, 2005 and December 31, 2004, respectively.  Two of our other directors also own equity interests in ThePort.  The investment is being accounted for under the equity method.

At June 30, 2005 and December 31, 2004, after recording a permanent impairment charge of $92,000 in 2002, the carrying value of our investment was $0.  We did not reduce our investment below zero for our share of ThePort’s losses during the three and six months ended June 30, 2005 or 2004 as we have not provided or committed to provide any additional financial support to ThePort.

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

	License Agreements	Annual Bonus	Real Estate Leases	Other Operating Lease	Capital Lease
2005	$110	$—	$115	$—	$8
2006	112	105	234	1	24
2007	—	105	239	1	23
2008	—	105	182	—	—

Total future minimum lease payments	$222	$315	$770	$2	$55

Less - amounts representing interest					(9)

Present value of future minimum lease payments					46

Less - current portion					(18)
					$28

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

Effective May 10, 2005, we entered into an amended and restated employment agreement with our Chief Executive Officer. The employment agreement provides for bonuses in an aggregate amount of up to approximately $420,000 through May 2008. Under the terms of the agreement, the bonuses payable in 2005 and 2006 will be paid by reducing the amounts outstanding under the Exercise Note and Tax Note. At June 30, 2005 and December 31, 2004, we had accrued bonuses to our Chief Executive Officer in the amount of $8,763 and $61,340, respectively, which will be applied as payment in May 2006 first to any accrued interest and then to the outstanding Note Receivable balance.  The 2005 bonus ($105,000) was paid in May 2005 and was applied accordingly (see Note 12).

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

14. CONCENTRATIONS

No one customer accounted for more than 10% of our revenues during the three and six months ended June 30, 2005 or 2004.

15. INCOME TAXES

No provision for income taxes has been reflected for the three and six months ended June 30, 2005 and 2004 as we have sufficient net operating loss carry forwards to offset taxable income.  As of June 30, 2005, we continue to maintain a valuation allowance against our total deferred tax asset balance.  We will continue to evaluate its prospects going forward.  If our operations continue at their current level and our business projections indicate continued profitability, we will likely reverse in the near future a portion of the deferred tax asset valuation reserve.

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

We specialize in the creation and delivery of interactive health information and applications that can be used by a broad range of healthcare consumers – from those with low health literacy to those who play an active and ongoing role in their personal health management. Our health information can be used for learning about general health concerns, specific diseases, medical conditions and treatments, surgical procedures, drug information, specialty health subjects such as women’s health and children’s health, nutrition, alternative medicine and more. Our health applications, such as our Health Risk Assessment library, allow consumers to learn more about their health by providing them with relevant feedback regarding their health condition to help in making better decisions.

We sell our health information products and healthcare related applications primarily through annual licensing agreements to many different types of healthcare and health-related organizations including hospitals, health plans, integrators, pharmaceutical companies, care management vendors, health-oriented Internet websites, healthcare technology companies and employers. Our products can be incorporated into a customer’s website, imbedded in healthcare applications such as an electronic medical record or disease management applications, contained in a printed or CD-ROM format, or combined with other products that may be offered to a healthcare consumer.

Over the past several years we have seen a significant improvement in our ability to secure new business in the healthcare market. This is a result of our increased sales and marketing focus, the development of additional sales channels into the healthcare market and our product development strategy. We also believe that the quality, depth and breadth of our product line, as well as the technology we have developed in our content management infrastructure, allows us to compete favorably in the markets we serve.

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

•                  Capitalized Software Product and Content Development Costs

We capitalize software product and content development costs in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 86 (“FAS 86”), “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” This statement specifies that costs incurred internally in creating a computer software product shall be charged to expense when incurred as research and development until technological feasibility has been established for the product. Technological feasibility is established upon completion of all planning, designing, and testing activities that are necessary to establish that the product can be produced to meet its design specifications including functions, features, and technical performance requirements. We cease capitalization of internally developed software when the product is made available for general release to customers and thereafter, any maintenance and customer support is charged to expense when related revenue is recognized or when those costs are incurred. We amortize such capitalized costs as cost of sales on a product-by-product basis using the greater of the ratio of current product revenue to the total of current and anticipated product revenue or on a straight line basis over the estimated life of the software, which we have determined to generally be two years. We continually evaluate the recoverability of capitalized costs and if the successes of new product releases are less than we anticipate then a write-down of capitalized costs may be made which could adversely affect our results in the reporting period in which the write-down occurs.

We also capitalize internal software development costs in accordance with the American Institute of Certified Public Accountants’ Statement of Position 98-1 (“SOP 98-1”), “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” This statement specifies that computer software development costs for computer software intended for internal use occurs in three stages: (1) the preliminary project stage, where costs are expensed as incurred, (2) the application development stage, where costs are capitalized, and (3) the post-implementation or operation stage, where again costs are expensed as incurred. We cease capitalization of developed software for internal use when the software is ready for its intended use and placed in service. We amortize such capitalized costs as cost of sales on a product-by-product basis using the straight-line method over a period of three years. We continually evaluate the usability of the products that make up our capitalized costs and if certain circumstances arise such as the introduction of new technology in the marketplace that management intends to use in place of the capitalized project, then a write-down of capitalized costs may be made which could adversely affect our results in the reporting period in which the write-down occurs.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2005 with the Three Months Ended June 30, 2004

Revenues

	Three months ended June 30,				2005 % of	2004 % of
	2005	2004	$ Change	% Change	Total Rev	Total Rev

Healthcare	$1,680	$1,331	$349	26.2%	67.5%	68.9%
Internet	244	312	(68)	-21.8%	9.8%	16.1%
Education	548	284	264	93.0%	22.0%	14.7%
Other	17	6	11	183.3%	0.7%	0.3%
Total Net Revenues	$2,489	$1,933	$556	28.8%	100.0%	100.0%

Total revenues increased $556,000 or 28.8%, to $2,489,000 for the three months ended June 30, 2005 compared to $1,933,000 for the three months ended June 30, 2004.

Revenues from the healthcare market increased $349,000, or 26.2%, to $1,680,000 for the three months ended June 30, 2005 compared to $1,331,000 for the three months ended June 30, 2004.  The success of initiatives taken to expand our presence in the healthcare industry contributed to the increase in related revenues during the three months ended June 30, 2005. As a percent of total revenues, revenues from the healthcare market were 67.5% for the three months ended June 30, 2005 compared to 68.9% for the three months ended June 30, 2004.

Revenues from the Internet market decreased $68,000, or 21.8%, to $244,000 for the three months ended June 30, 2005 compared to $312, 000 for the three months June 30, 2004. The Internet market includes public and restricted access Internet portals and large media-related websites that host a variety of consumer-oriented content and services. The decrease in our Internet revenues was primarily due to the expiration of license agreements within the Internet market and due to our continuing efforts to expand our presence in the healthcare industry. As a percent of total revenues, revenues from the Internet market decreased to 9.8% for the three months ended June 30, 2005 compared to 16.1% for the three months ended June 30, 2004.

Revenues from the education market increased $264,000, or 93.0%, to $548,000 for the three months ended June 30, 2005 compared to $284,000 for the three months ended June 30, 2004. Education market revenues consist primarily of CD ROM-based product sales. This increase was primarily attributable to a $245,000 net increase in revenues of our CD ROM-based products including our recently upgraded flagship product for education, A.D.A.M. Interactive Anatomy 4.0, which was placed on the market in the third quarter of 2004.  In addition, education revenue increased $16,000 from custom work delivered to customers. As a percent of total revenues, revenues from the education market increased to 22.0% for the three months ended June 30, 2005 compared to 14.7% for the three months ended June 30, 2004.

Operating Costs and Expenses

	Three Months Ended June 30,				2005 % of	2004 % of
	2005	2004	$ Change	% Change	Total Rev	Total Rev

Costs of Revenues	$474	$361	$113	31.3%	19.0%	18.7%
General and Administrative	601	447	154	34.5%	24.2%	23.1%
Product and Content Development	343	314	29	9.2%	13.8%	16.2%
Sales and Marketing	453	360	93	25.8%	18.2%	18.6%
Depreciation and Amortization	37	146	(109)	-74.7%	1.5%	7.6%
Total Operating Costs and Expenses	$1,908	$1,628	$280	17.2%	76.7%	84.2%

Cost of revenues increased $113,000, or 31.3%, to $474,000 for the three months ended June 30, 2005 compared to $361,000 for the three months ended June 30, 2004. Cost of revenues includes shipped product components, packaging and shipping costs, newsletter printing costs, distribution license fees, royalties and amortization of capitalized software product and content development costs.  This increase was primarily attributable to a $74,000 increase in amortization of software and a $62,000 increase in royalties and third party licensing. These increases were offset by an $18,000 decrease in product cost and a $6,000 decrease in newsletter printing cost.  As a percent of total revenues, cost of revenues increased to 19% for the three months ended June 30, 2005 compared to 18.7% for the three months ended June 30, 2004.

General and administrative expenses increased $154,000, or 34.5%, to $601,000 for the three months ended June 30, 2005 from $447,000 for the three months ended June 30, 2004. This increase was primarily attributable to a $63,000 increase in stock compensation expense, a $53,000 increase in salary expense, a $28,000 increase in consulting expense, a $24,000 increase in bad debt expense, and a $14,000 increase in both insurance expense and general administrative expenses.  These increases were offset by a $28,000 decrease in legal and accounting expenses and an $11,000 decrease in investor relations expenses. As a percent of total revenues, general and administrative expenses increased to 24.2% for the three months ended June 30, 2005 compared to 23.1% for the three months ended June 30, 2004.

Product and content development expenses increased $29,000, or 9.2%, to $343,000 for the three months ended June 30, 2005 from $314,000 for the three months ended June 30, 2004. This increase was primarily attributable to a $124,000 decrease in amounts capitalized for ongoing projects and a $16,000 increase in salaries.   These increases were offset by a $57,000 decrease in both consulting expense and scope of work prepaid salary expense. As a percent of total revenues, product development expenses decreased to 13.8% for the three months ended June 30, 2005 compared to 16.2% for the three months ended June 30, 2004.

Sales and marketing expenses increased $93,000, or 25.8%, to $453,000 for the three months ended June 30, 2005 from $360,000 for the three months ended June 30, 2004. This increase was primarily attributable to a $61,000 increase in salary expense, a $52,000 increase in advertising expense, a $9,000 increase in general sales and marketing expense, and a $7,000 increase in trade show expense.  These increases were offset by a $23,000 decrease in commissions paid and a $14,000 decrease in consulting fees. As a percent of total revenues, sales and marketing expenses was 18.2% for the three months ended June 30, 2005 compared to 18.6% for the three months ended June 30, 2004.

Depreciation and amortization expenses decreased $109,000, or 74.7%, to $37,000 for the three months ended June 30, 2005 from $146,000 for the three months ended June 30, 2004. This decrease was primarily attributable to a $106,000 decrease in depreciation of assets fully amortized during 2004. As a percent of total revenues, depreciation and amortization expenses decreased to 1.5% for the three months ended June 30, 2005 compared to 7.6% for the three months ended June 30, 2004.

As a result of the factors described above, operating profit increased $276,000 to $581,000 for the three months ended June 30, 2005 compared to an operating profit of $305,000 for the three months ended June 30, 2004.

Other Expenses and Income

Interest income, net, was $66,000 and $10,000 for the three months ended June 30, 2005 and 2004, respectively.

For the three months ended June 30, 2005 and 2004 no provision was recorded for income taxes.  We had sufficient net operating loss carry forwards to offset taxable income. As of June 30, 2005, we continue to maintain a valuation allowance against our total net deferred tax asset balance.

As a result of the above, we had a net income of $647,000 for the three months ended June 30, 2005 compared to a net income of $315,000 for the three months ended June 30, 2004.

Comparison of the Six Months Ended June 30, 2005 with the Six Months Ended June 30, 2004

Revenues

	Six months ended June 30,				2005 % of	2004 % of
	2005	2004	$ Change	% Change	Total Rev	Total Rev

Healthcare	$3,214	$2,515	$699	27.8%	66.6%	68.3%
Internet	551	646	(95)	-14.7%	11.4%	17.5%
Education	1,033	507	526	103.7%	21.4%	13.8%
Other	29	16	13	81.3%	0.6%	0.4%
Total Net Revenues	$4,827	$3,684	$1,143	31.0%	100.0%	100.0%

Total revenues increased $1,143,000, or 31.0%, to $4,827,000 for the six months ended June 30, 2005 compared to $3,684,000 for the six months ended June 30, 2004.

Revenues from the healthcare market increased $699,000, or 27.8%, to $3,214,000 for the six months ended June 30, 2005 compared to $2,515,000 for the six months ended June 30, 2004. We have undertaken technological initiatives to enable our content products to be used in broader applications within the healthcare industry such as case management and other point-of-care applications. These initiatives and our continuing efforts to expand our presence in the healthcare market contributed to the increase in related revenues during the six months ended June 30, 2005. As a percent of total revenues, revenues from the healthcare market decreased  to 66.6% for the six months ended June 30, 2005 compared to 68.3% for the six months ended June 30, 2004.

Revenues from the Internet market decreased $95,000, or 14.7%, to $551,000 for the six months ended June 30, 2005 compared to $646,000 for the six months ended June 30, 2004. The Internet market includes Internet portals and large media related websites that host a variety of consumer-oriented content and services.  The decrease in our Internet revenues was primarily due to our concentration on expanding our presence in the healthcare market.   As a percent of total revenues, revenues from the Internet market decreased to 11.4% for the six months ended June 30, 2005 compared to 17.5% for the six months ended June 30, 2004.

Revenues from the education market increased $526,000, or 103.7%, to $1,033,000 for the six months ended June 30, 2005 compared to $507,000 for the six months ended June 30, 2004. This increase was primarily attributable to a $452,000 increase due to the release of a new version of our flagship product for education, A.D.A.M Interactive Anatomy, an increase of $65,000 due to the delivery of product to a new customer, an increase of $16,000 for custom work provided to customers.  As a percent of total revenues, revenues from the education market increased to 21.4% for the six months ended June 30, 2005 compared to 13.8% for the six months ended June 30, 2004.

Operating Costs and Expenses

	Six Months
	Ended June 30,				2005 % of	2004 % of
	2005	2004	$ Change	% Change	Total Rev	Total Rev

Cost of Revenues	$972	$729	$243	33.3%	20.1%	19.8%
General and Administrative	1,195	840	355	42.3%	24.8%	22.8%
Product and Content Development	662	563	99	17.6%	13.7%	15.3%
Sales and Marketing	854	741	113	15.2%	17.7%	20.1%
Depreciation and Amortization	91	297	(206)	-69.4%	1.9%	8.1%

Total Operating Costs and Expenses	$3,774	$3,170	$604	19.1%	78.2%	86.1%

Cost of revenues increased $243,000, or 33.3%, to $972,000 for the six months ended June 30, 2005 compared to $729,000 for the six months ended June 30, 2004. This increase was primarily the result of a $136,000 increase in software product and content development amortization, a $99,000 increase of royalties and third party licensing, and a $10,000 increase in product cost.  This increase was offset by a $3,000 decrease in newsletter printing cost. As a percent of total revenues, cost of revenues increased to 20.1% for the six months ended June 30, 2005 compared to 19.8% for the six months ended June 30, 2004.

General and administrative expenses increased $355,000, or 42.3%, to $1,195,000 for the six months ended June 30, 2005 from $840,000 for the six months ended June 30, 2004. This increase was primarily attributable to a $156,000 increase in stock compensation expense, a $120,000 increase in salary expense, a $45,000 increase in bad debt expense, a $36,000 increase in consulting fees, a $35,000 increase in employee recruiting and testing expense, a $31,000 increase in temporary employment expense, and a $24,000 increase in insurance expense. This increase was offset by a $52,000 decrease in legal and accounting fees, a $28,000 decrease in investor relations expenses, and a $10,000 decrease in general administrative fees. As a percent of total revenues, general and administrative costs increased to 24.8% for the six months ended June 30, 2005 compared to 22.8% for the six months ended June 30, 2004.

Product and content development expenses increased $99,000, or 17.6%, to $662,000 for the six months ended June 30, 2005 from $563,000 for the six months ended June 30, 2004. This increase was primarily attributable to a $265,000 decrease in amounts capitalized for ongoing projects and an $11,000 increase in general production expense.  This increase was offset by a $116,000 decrease in consulting fees and a $57,000 decrease in scope of work prepaid salary expense.  As a percent of total revenues, product development expenses decreased to 13.7% for the six months ended June 30, 2005 compared to 15.3% for the six months ended June 30, 2004.

Sales and marketing expenses increased $113,000, or 15.2%, to $854,000 for the six months ended June 30, 2005 from $741,000 for the six months ended June 30, 2004. This increase was primarily attributable to a $98,000 increase in advertising expense, a $55,000 increase in salaries, and a $3,000 increase in trade show expense. These increases were offset by a $57,000 decrease in commissions.  As a percent of total revenues, sales and marketing expenses decreased to 17.7% for the six months ended June 30, 2005 compared to 20.1% for the six months ended June 30, 2004.

Depreciation and amortization expenses decreased $206,000, or 69.4%, to $91,000 for the six months ended June 30, 2005 from $297,000 for the six months ended June 30, 2004. This decrease was primarily attributable to a $194,000 decrease in depreciation of assets fully amortized during 2004. As a percent of total revenues, depreciation and amortization expenses decreased to 1.9% for the six months ended June 30, 2005 compared to 8.1% for the six months ended June 30, 2004.

As a result of the factors described above, operating profit increased $539,000 to $1,053,000 for the six months ended June 30, 2005 compared to an operating profit of $514,000 for the six months ended June 30, 2004.

Other Expenses and Income

Interest income, net, was $102,000 and $26,000 for the six months ended June 30, 2005 and 2004, respectively.

For the six months ended June 30, 2005 and 2004 no provision was recorded for income taxes.  We had sufficient net operating loss carry forwards to offset taxable income. As of June 30, 2005, we continue to maintain a valuation allowance against our total net deferred tax asset balance.

As a result of the above, we had a net income of $1,155,000 for the six months ended June 30, 2005 compared to a net income of $540,000 for the six months ended June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2005, we had cash and cash equivalents of $3,023,000 and working capital of $6,007,000.

Cash provided by operating activities was $2,064,000 during the six months ended June 30, 2005 as compared to cash provided of $982,000 during the six months ended June 30, 2004. This $1,082,000 increase was due primarily to the increase in net income, the add-back of the non-cash expense related to the variable stock options, offset by the decrease in deferred revenue.  In addition, during the six months ended June 30, 2005 accounts receivable decreased compared to the increase during 2004.

Cash used in investing activities was $2,441,000 during the six months ended June 30, 2005 as compared to cash used of $3,005,000 during the six months ended June 30, 2004. This decrease was due primarily to maturities of short term investments, a decrease in software product content and developments costs and the receipt of payments on notes receivable.  These were offset mainly by an increase in the purchase of property and equipment.

Cash provided by financing activities increased to $158,000 during the six months ended June 30, 2005 compared to cash provided by financing activities of $37,000 during the six months ended June 30, 2004. Cash provided by financing activities consisted of proceeds from the exercise of common stock options offset by cash used to repurchase common stock to be held as treasury stock and payments on capital leases.

We also use working capital to finance ongoing operations, fund the development and introduction of new business strategies and internally developed software, and acquire capital equipment.

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

•                  Our Stock Purchase Agreement with Fusion Capital Fund II, LLC may result in significant dilution of our other shareholders. On May 22, 2002, we entered into a Common Stock Purchase Agreement with Fusion Capital Fund II, LLC. Pursuant to this agreement, Fusion Capital has agreed to purchase up to an aggregate of $12,000,000 of our common stock. We have the right to sell up to $15,000 of common stock per trading day under this agreement with Fusion Capital unless our stock price equals or exceeds $7.00, in which case the daily amount may be increased at our option. Fusion Capital is not obligated to purchase any shares of our common stock on any trading days that the market price of our common stock is less than $1.00. Sales of our common stock under this agreement would dilute the ownership of shareholders other than Fusion Capital Fund II, LLC. As of December 31, 2003, we had sold 486,566 shares for $733,000 under this agreement. Since that time and through June 30, 2005, there have been no further transactions under this agreement.

ITEM 3. CONTROLS AND PROCEDURES

Management has developed and implemented  policies and procedures for reviewing, on a quarterly basis, our disclosure controls and procedures. Management, including our principal executive and financial officers, evaluated the effectiveness of the design and operation of disclosure controls and procedures as of June 30, 2005 and, based on their evaluation, our principal executive and financial officers have concluded that these controls and procedures are operating effectively. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file under the Exchange Act is accumulated and communicated to management, including the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM. 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our 2005 Annual Meeting of Shareholders on May 19, 2005. The following items were voted upon and the results of the voting were as follows:

(1)            To elect two directors, Robert S. Cramer and John W. McClaughtery, to serve as Directors on our Board of Directors for terms of three years, expiring at the 2008 Annual Meeting of Shareholders and until their successors are elected and qualified. There were 7,666,331 and 7,345,252 votes for, and 151,833 and 472,912 votes withheld, for Mr. Cramer and Mr. McClaughtery, respectively.

(2)          To elect Mr. Clay E. Scarborough to serve for a term of one year, expiring at the 2006 Annual Meeting of Shareholders and until his successor is elected and qualified. There were 7,649,926 votes for and 168,238 votes withheld for Mr. Scarborough.

Directors remaining in office are Daniel S. Howe, Mark Kishel and Francis J. Tedesco.

(3)          To ratify the appointment of Tauber & Balser, P.C. as our independent auditors for the fiscal year ending December 31, 2005. The votes of the shareholders to ratify Tauber & Balser, P.C as our independent auditors were as follows: 7,665,823 votes for, and 147,929 votes against.

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

A.D.A.M., Inc.
(Registrant)

Date: August 9, 2005	By:	/s/ ROBERT S. CRAMER, JR.
Robert S. Cramer, Jr.
Chairman of the Board and
Chief Executive Officer

Date: August 9, 2005	By:	/s/ KEVIN S. NOLAND
Kevin S. Noland
President, Chief Operating Officer and Corporate Secretary (acting principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

3.2	Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

3.3	Amended and Restated By-Laws (incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 33-96864, dated September 12, 1995, as amended).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Acting Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.