Form 10QSB
period 2005-09-30
ADAM INC
filed 2005-11-04
CIK 863650

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) YES ☐    NO ☒

As of November 2, 2005 there were 8,173,229 shares of the Registrant's common stock, par value $.01 per share, outstanding.

Transitional Small Business Disclosure Format. YES ☐    NO ☒

A.D.A.M., Inc.
Index
Form 10-QSB for the Quarter Ended September 30, 2005

Part I—Financial Information

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.D.A.M., Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	(Unaudited) September 30, 2005	December 31, 2004
Assets
Current assets
Cash and cash equivalents	$1,726	$3,242
Investments, short term	8,294	2,726
Restricted time deposits	25	—
Accounts receivable, net of allowances of $79 and $103, respectively	1,563	2,112
Inventories, net	78	107
Note receivable from related party	—	39
Prepaids and other assets	552	398
Deferred tax asset	794	—

Total current assets	13,032	8,624
Property and equipment, net	301	184
Investment, long term	—	1,000
Intangible assets, net	1,006	1,278
Deferred tax asset	4,806	—
Goodwill	2,043	2,043
Restricted time deposits	43	115

Total assets	$21,231	$13,244

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable and accrued expenses	$672	$726
Deferred revenue	3,619	3,615
Current portion of capital lease obligations	19	17

Total current liabilities	4,310	4,358
Capital lease obligations, net of current portion	23	37

Total liabilities	4,333	4,395

Commitments and contingencies
Shareholders' equity
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized; 8,442,321 shares issued and 8,172,562 shares outstanding at 9/30/2005 and 8,040,906 shares issued and 7,860,535 shares outstanding at 12/31/2004	84	80
Common stock warrants	16	86
Treasury stock, at cost, 269,759 and 180,371 shares, respectively	(1,088)	(592)
Additional paid-in capital	49,746	48,843
Note receivable from shareholder	(167)	(291)
Deferred compensation for services	—	(23)
Accumulated other comprehensive loss	(6)	—
Accumulated deficit	(31,687)	(39,254)

Total shareholders' equity	16,898	8,849

Total liabilities and shareholders' equity	$21,231	$13,244

The accompanying notes are an integral part of these condensed consolidated financial statements.

A.D.A.M., Inc.
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Revenues, net	$2,720	$2,278	$7,547	$5,962

Operating costs and expenses
Cost of revenues (exclusive of depreciation shown below)	452	457	1,424	1,185
General and administrative	560	508	1,755	1,346
Product and content development	441	382	1,103	941
Sales and marketing	509	405	1,363	1,153
Depreciation and amortization	47	146	138	443

Total operating costs and expenses	2,009	1,898	5,783	5,068

Operating income	711	380	1,764	894
Interest income, net	101	25	203	51

Income before income taxes	812	405	1,967	945
Income tax benefit
Decrease in deferred tax asset valuation allowance, net of $277 and $672 applied to the current period taxable income for the three and nine months ended September 30, 2005, respectively.	5,600	—	5,600	—

Net Income	$6,412	$405	$7,567	$945

Basic net income per common share	$0.79	$0.05	$0.94	$0.12

Basic weighted average number of common shares outstanding	8,168	7,904	8,084	7,881

Diluted net income per common share	$0.67	$0.05	$0.80	$0.11

Diluted weighted average number of common shares outstanding	9,533	8,735	9,422	8,649

The accompanying notes are an integral part of these condensed consolidated financial statements.

A.D.A.M., Inc.
Condensed Consolidated Statement of Changes in Shareholders' Equity and Comprehensive Income
(In thousands, except share data)
(Unaudited)

	Common Stock			Treasury Stock
							Note Receivable from Shareholder		Accumulated Other Comprehensive Loss
			Common Stock Warrants			Additional Paid-in Capital		Deferred Compensation for Services		Accumulated Deficit
	Shares	Amount		Shares	Amount						Total
Balance at December 31, 2004	8,040,906	$80	$86	(180,371)	$(592)	$48,843	$(291)	$(23)	$—	$(39,254)	$8,849

Comprehensive Income
Net income	—	—	—	—	—	—	—	—	—	7,567	7,567
Unrealized Loss on Investments	—	—	—	—	—	—	—	—	(6)	—	(6)

Total Comprehensive Income											7,561

Repayment of Exercise Note	—	—	—	—	—	—	124	—	—	—	124
Stock compensation for services	—	—	—	—	—	—	—	23	—	—	23
Expense for outstanding variable priced options	—	—	—	—	—	158	—	—	—	—	158
Warrants, expired	—	—	(70)	—	—	70	—	—	—	—	—
Treasury Stock purchased	—	—	—	(89,388)	(496)	—	—	—	—	—	(496)
Exercise of common stock options	401,415	4	—	—	—	675	—	—	—	—	679

Balance at September 30, 2005	8,442,321	$84	$16	(269,759)	$(1,088)	$49,746	$(167)	$—	$(6)	$(31,687)	$16,898

The accompanying notes are an integral part of these condensed consolidated financial statements.

A.D.A.M., Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
Cash flows from operating activities
Net income	$7,567	$945
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	670	805
Stock compensation for services	23	50
Stock compensation for variable priced options	158	—
Other	(15)	(16)
Changes in assets and liabilities
Accounts receivable	549	91
Inventories	29	(4)
Prepaids and other assets	(168)	(107)
Accounts payable and accrued liabilities	(54)	112
Deferred tax asset	(5,600)	—
Deferred revenue	4	609

Net cash provided by operating activities	3,163	2,470

Cash flows from investing activities
Purchases of property and equipment	(222)	(60)
Proceeds from sales of property and equipment	—	1
Repayments on notes receivable	192	—
Net change in restricted time deposits	47	123
Software product and content development costs	(293)	(588)
Maturities and reclassifications of investments	2,226	—
Purchase of investments available for sale	(6,800)	—
Purchase of investments held to maturity	—	(3,725)

Net cash used in investing activities	(4,850)	(4,249)

Cash flows from financing activities
Proceeds from exercise of common stock options	679	101
Repurchase of common stock to be held as treasury stock	(496)	(182)
Repayments on capital leases	(12)	(8)

Net cash provided (used) by financing activities	171	(89)

Decrease in cash and cash equivalents	(1,516)	(1,868)
Cash and cash equivalents, beginning of period	3,242	4,554

Cash and cash equivalents, end of period	$1,726	$2,686

Interest paid	$3	$3

The accompanying notes are an integral part of these condensed consolidated financial statements.

A.D.A.M., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
September 30, 2005

1.  BUSINESS AND BASIS OF PRESENTATION

Business

        We specialize in the creation and delivery of interactive health content and applications that can be used by a broad range of healthcare consumers – from those with low health literacy to those who play an active and ongoing role in their personal health management. Our health information can be used for learning about general health concerns, specific diseases, medical conditions and treatments, surgical procedures, drug information, specialty health subjects such as women's and children's health, nutrition, alternative medicine and more. Our health applications, such as our Health Risk Assessment library, allow consumers to learn more about their health by providing them with relevant feedback regarding their health condition to help in making better decisions.

Interim Financial Statements

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for interim financial information and the general instructions to Form 10-QSB. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. These interim financial statements should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

        Certain amounts in the prior years' financial statements and related discussions have been reclassified to conform to the current year presentation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

        Operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 or any future period.

2.  STOCK BASED COMPENSATION

        We account for stock-based employee compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees," and related Interpretations. In accordance with APB 25, compensation cost for stock options issued to employees is measured as the excess, if any, of the quoted market price of our stock at the date of the grant over the amount an employee must pay to acquire the stock. In general, we grant stock options at a grant price equal to the market price on the original grant date and therefore under APB 25 have no related compensation expense for the three and nine months ended September 30, 2005 or 2004.

        On January 14, 1999, certain grants were canceled at the option of their holders and then replaced that day on a one-for-one basis with new options with an exercise price equal to the closing market price that day, $5.25. These options are accounted for in accordance with FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions involving Stock Compensation (an interpretation of APB 25)," which provides guidance on the accounting for certain stock option transactions and subsequent amendments to stock option transactions. FIN 44 requires compensation cost for these variably priced options to be recorded to the extent that the current market price exceeds the options' grant price. The expense is to be adjusted for increases or decreases in the intrinsic value of the modified awards in subsequent periods and until the awards have been exercised, forfeited, or expired. We had 224,638 and 231,438 variably priced options outstanding at September 30, 2005 and December 31, 2004, respectively, under this Interpretation. There were 6,800 variably priced options exercised during March 2005 when the market value of our stock was $7.08. At September 30, 2005, the market value of our stock was $5.90. In accordance with FIN 44, we have recorded stock compensation expense of approximately $2,000 and $158,000 for the three and nine months ended September 30, 2005. There was no such expense recorded for these same periods last year.

        Had we determined employee compensation costs using a fair value based methodology at the grant date for our stock options under SFAS 123, our pro forma consolidated net income would have been as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income as reported	$6,412	$405	$7,567	$945
Add stock compensation expense included in reported net income	2	—	158	—
Deduct total stock-based employee compensation determined under fair-value based methods for all awards	(30)	(77)	(261)	(321)

Pro forma net income	$6,384	$328	$7,464	$624

Basic net income per share
As reported	$0.79	$0.05	$0.94	$0.12
Pro forma	$0.78	$0.04	$0.92	$0.08
Diluted net income per share
As reported	$0.67	$0.05	$0.80	$0.11
Pro forma	$0.67	$0.04	$0.79	$0.07

3.  INVESTMENTS

        Our short-term investments at September 30, 2005 included the following (in thousands):

Description	Balance	Purchased	Maturity	Yield at 9/30/2005
Corporate Bond	$500	3/18/2005	10/15/2005	4.49%
Corporate Bond	994	3/28/2005	7/15/2006	4.52%
Corporate Bond	300	3/28/2005	12/15/2005	5.25%
Mutual Funds:
– AIM Floating Fund	2,000	9/1/2005	9/6/2006	4.65%
– AIM Floating Fund	1,000	9/22/2005	9/6/2006	4.65%
– AIM Floating Fund	1,000	9/23/2005	9/6/2006	4.65%
– Eaton Vance Floating Fund	500	11/16/2004	11/16/2005	3.86%
– Eaton Vance Floating Fund	2,000	3/17/2005	3/17/2006	3.86%

Total Short-term Investments	$8,294

        Our short-term investments at December 31, 2004 included the following (in thousands):

Description	Balance	Purchased	Maturity	Yield at 12/31/2004
Time Deposit	$1,000	8/8/2004	8/8/2005	2.33%
Time Deposit	99	9/7/2004	3/7/2005	2.22%
Time Deposit	127	2/24/2004	1/21/2005	1.61%
Mutual Funds:
– Eaton Vance Floating Fund	1,000	6/15/2004	6/15/2005	3.54%
– Eaton Vance Floating Fund	500	11/16/2004	11/16/2005	3.54%

Total Short-term Investments	$2,726

        During the quarter ended June 30, 2005, we transferred the classification of our marketable debt securities from held to maturity to available for sale as we no longer have the positive intent to hold these investments to maturity. As such, our investments are recorded at fair value based on current market rates and are classified as available for sale. Changes in the fair value are included in the equity section of our balance sheet and reported in our Condensed Consolidated Statement of Changes in Shareholders' Equity and Comprehensive Income.

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

5.  CONSULTING AGREEMENTS

        On September 1, 2004, we entered into a Restricted Common Stock Purchase Agreement with James T. Atenhan and Victor P. Thompson (each a "Purchaser") in connection with a twelve month extension of the consulting agreement with a financial services firm controlled by the Purchasers.

        Under the agreement, each Purchaser purchased 25,000 shares of our common stock at a purchase price of $1.70 per share. The purchase price was discounted from the $2.40 market price on the date we entered into the agreement. In connection with the sale, we recorded deferred compensation expense for services of $35,000. This deferred compensation was expensed over the twelve-month service period which ended August 31, 2005.

6.  COMPREHENSIVE INCOME

        Our comprehensive income for the nine months ended September 30, 2004, as required to be reported by Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 130, was identical to the actual income reported for that period. During the nine months ended September 30, 2005, we recorded as a Comprehensive Loss $6,000 of unrealized losses related to our short term investments (see the Condensed Consolidated Statement of Changes in Shareholders' Equity and Comprehensive Income and Note 3 – Investments).

7.  INTANGIBLE ASSETS

        Intangible assets consist of purchased intellectual content, purchased customer contracts, capitalized software product and content development costs to be sold, leased or otherwise marketed, and software development costs for internal use software.

        Capitalized software product and content development costs to be sold, leased or otherwise marketed consist principally of salaries and certain other expenses directly related to the development and modifications of software products and content capitalized in accordance with the provisions of SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Amortization of capitalized software product and content development costs is provided at the greater of the ratio of current product revenue to the total of current and anticipated product revenue or on a straight-line basis over the estimated economic life of the software, which we have determined to generally be two years.

        In accordance with the American Institute of Certified Public Accountants' ("AICPA") Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," we expense costs incurred in the preliminary project planning stage and thereafter capitalize costs incurred in developing or obtaining internal use software. Costs, such as maintenance and training, are expensed as incurred. Capitalized costs are amortized over their estimated useful life, generally three years.

        Intangible assets are summarized as follows (in thousands):

	Estimated amortizable lives (years)	September 30, 2005	December 31, 2004
Capitalized software products and content to be sold, leased or otherwise marketed	2	$3,596	$3,358
Software developed for internal use	3	339	352
Purchased intellectual content	3	1,431	1,431
Purchased customer contracts	2	333	333

Intangible assets, gross		5,699	5,474

Less accumulated amortization:
Capitalized software products and content to be sold, leased or otherwise marketed		(2,866)	(2,426)
Software developed for internal use		(76)	(77)
Purchased intellectual content		(1,418)	(1,360)
Purchased customer contracts		(333)	(333)

Accumulated amortization		(4,693)	(4,196)

Intangible assets, net		$1,006	$1,278

        Amortization expense for the three months ended September 30, 2005 and 2004 was $186,000 and $258,000, respectively. Amortization expense for the nine months ended September 30, 2005 and 2004 was $590,000 and $725,000, respectively. These amounts include the amortization of capitalized software reported in cost of revenues of $173,000 and $139,000 for the three months and $532,000 and $362,000 for the nine months ended September 30, 2005 and 2004, respectively.

8.  RECENT ACCOUNTING PRONOUNCEMENTS

        On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004) ("SFAS 123(R)"), "Share-Based Payment," which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation." SFAS 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and amends FASB Statement No. 95, "Statement of Cash Flows." The approach to accounting for share-based payments in SFAS 123(R) is similar to the approach described in Statement No. 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and no longer allows pro forma disclosure as an alternative to financial statement recognition. We will be required to adopt SFAS 123(R) on January 1, 2006.

        We will adopt SFAS 123(R) using the modified prospective method and reflect compensation expense in accordance with the SFAS 123(R) transition provisions. Under the modified prospective method, prior periods are not restated to reflect the impact of adopting the new standard at earlier dates. Pro forma disclosures regarding the effect on our net income and net income per common share, had we applied the fair value method of accounting for share-based compensation as prescribed by Statement No. 123, are contained in the "Stock-based compensation" section of Note 2. Based on share-based compensation granted through September 30, 2005 and the fair values previously calculated under Statement No. 123, we project we will record an immaterial amount of additional compensation expense in 2006 related to stock options upon the adoption of SFAS 123(R) compared to the existing accounting method under APB Opinion No. 25. We will continue to evaluate the impact this new standard will have on our Stock Incentive Plan.

9.  EQUITY PURCHASE AGREEMENT

        On May 22, 2002, we entered into a Common Stock Purchase Agreement with Fusion Capital Fund II, LLC. Pursuant to this agreement, Fusion Capital agreed to purchase up to an aggregate of $12,000,000 of our common stock. We have the right to sell up to $15,000 of our common stock per trading day under this agreement unless our stock price equals or exceeds $7.00, in which case the daily amount may be increased at our option. Fusion Capital is not obligated to purchase any shares of our common stock on any trading days that the market price of our common stock is less than $1.00. Since we registered 3,500,000 shares for sale to Fusion Capital pursuant to the agreement, the selling price of our common stock to Fusion Capital will have to average at least $3.43 per share for us to receive the maximum proceeds of $12,000,000 without registering additional shares of common stock, which we have the right but not the obligation to do. Assuming a purchase price of $1.00 per share and the purchase by Fusion Capital of the full 3,500,000 shares under the agreement, proceeds to us would be $3,500,000. If we decided to sell more than the 1,352,100 shares to Fusion Capital (19.99% of our outstanding shares as of May 22, 2002, the date of the agreement, exclusive of the 160,000 shares issued to Fusion Capital as a commitment fee), we would first be required to seek shareholder approval of the agreement in order to be in compliance with Nasdaq rules. We may, but shall be under no obligation to, request our shareholders to approve the transaction contemplated by the agreement. We may terminate the agreement at any time, and Fusion Capital may terminate the agreement at any time after August 2005, approximately 40 months following the date the purchase obligation under the agreement became effective. During the year ended December 31, 2003, we sold 486,566 shares for aggregate proceeds of $733,000 under this agreement. Since that time and through September 30, 2005, there have been no further transactions under this agreement.

10.  NET INCOME PER COMMON SHARE

        Net income per share is computed in accordance with SFAS No. 128, "Earnings Per Share." We compute basic net income per share by dividing net income by the weighted average number of common shares outstanding for each period. Diluted net income per share is based upon the addition of the effect of common stock equivalents (stock options and warrants) to the denominator of the basic net income per share calculation using the treasury stock method, if their effect is dilutive. The computation of net income per share for the three and nine months ended September 30, 2005 and 2004 is as follows (in thousands, except per share data):

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
Net income	$6,412	$405	$7,567	$945
Weighted average common shares outstanding – basic	8,168	7,904	8,084	7,881
Weighted average common share equivalents (stock options and warrants)	1,365	831	1,338	768

Weighted average common shares outstanding – diluted	9,533	8,735	9,422	8,649
Net income per share:
Basic	$0.79	$0.05	$0.94	$0.12
Diluted	$0.67	$0.05	$0.80	$0.11
Anti-dilutive stock options and warrants outstanding	535	1,759	545	1,771

11.  NON-CONSOLIDATED AFFILIATE

        We have one non-consolidated affiliate, ThePort Network, Inc. (formerly ThePort.com, Inc.) ("ThePort"). As of September 30, 2005, we had an approximate 34% voting interest in ThePort and this investment was accounted for under the equity method. As of September 30, 2005 and December 31, 2004, the carrying value of this investment was $0. We have no future obligations to fund ThePort.

12.  RELATED PARTY TRANSACTIONS

Promissory Note with Our Chief Executive Officer

        On May 30, 2001, we received a full-recourse promissory note from our Chief Executive Officer for approximately $341,000 (the "Exercise Note") for the exercise of 150,000 options at $1.94 per share and a $50,000 promissory note (the "Tax Note") in connection with a loan to our Chief Executive Officer to pay taxes related to the stock exercise. The notes accrue interest of 6.25% per annum and are due in full on or before May 29, 2006. Part of the Exercise Note, $291,000, is secured by 150,000 shares of our common stock and is recorded in shareholders' equity. At September 30, 2005 and December 31, 2004, principal of $167,000 and $291,000, respectively, was owed under the Exercise Note. The $39,000 of principal outstanding under the Tax Note at December 31, 2004 was paid in full as of June 30, 2005. At September 30, 2005 and December 31, 2004, there was also $6,000 and $26,000, respectively, in accrued interest outstanding. Bonuses earned under the Chief Executive Officer's employment agreement will be used to repay the notes (see Note 13).

Investment and Sublease with BeBetter Networks, Inc.

        At September 30, 2005 and December 31, 2004, we held an approximate 3% voting interest in BeBetter Networks, Inc. ("BeBetter"), a company whose president is an A.D.A.M. board member who held an approximate 15% voting interest in BeBetter at September 30, 2005 and December 31, 2004. As of September 30, 2005 and December 31, 2004, our Chief Executive Officer also held an approximate 3% voting interest in this company. We account for the investment under the cost method, as we have less than a 20% ownership and do not exercise significant influence over the investee. In addition to our stock ownership in BeBetter, we also hold warrants to purchase 25,000 common shares of BeBetter at an exercise price of $2 per share, expiring December 31, 2005. During 2002 we recorded an impairment charge of $84,000 to write off our investment based upon management's assessment that the decline in its carrying value was "other than temporary." At September 30, 2005 and December 31, 2004, the carrying value of our investment was $0. We have no plans to provide additional investment in BeBetter in the future.

        During the third quarter we received notice that as of September 1, 2005 BeBetter would be vacating the office space we had been subleasing to them on a month-to-month basis at $586 per month.

Investment and Sublease with ThePort Network, Inc.

        As of September 30, 2005 and December 31, 2004, we held an approximate 34% voting interest in ThePort Network, Inc. ("ThePort"). Our Chief Executive Officer, who currently serves as the Chairman of the Board of Directors of ThePort, held an approximate 10% voting interest in ThePort at September 30, 2005 and December 31, 2004 and held a convertible note and loans from ThePort in the amount of approximately $1,369,000 and $1,019,000 at September 30, 2005 and December 31, 2004, respectively. Two of our other directors also own equity interests in ThePort. The investment is being accounted for under the equity method.

        At September 30, 2005 and December 31, 2004, after recording a permanent impairment charge of $92,000 in 2002, the carrying value of our investment was $0. We did not reduce our investment below zero for our share of ThePort's losses during the three and nine months ended September 30, 2005 or 2004 as we have not provided or committed to provide any additional financial support to ThePort.

        We sublease space to ThePort on a month-to-month basis for $1,200 per month.

13.  COMMITMENTS AND CONTINGENCIES

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

	License Agreements	Annual Bonus	Real Estate Leases	Other Operating Lease	Capital Lease
2005	$55	$—	$58	$—	$3
2006	112	105	234	1	24
2007	—	105	239	1	23
2008	—	105	182	—	—

Total future minimum lease payments	$167	$315	$713	$2	$50

Less—amounts representing interest					(8)

Present value of future minimum lease payments					42
Less—current portion					(19)

					$23

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

        Effective May 10, 2005, we entered into an amended and restated employment agreement with our Chief Executive Officer. The employment agreement provides for bonuses in an aggregate amount of up to approximately $420,000 through May 2008. Under the terms of the agreement, the bonuses payable in 2005 and 2006 will be paid by reducing the amounts outstanding under the Exercise Note and Tax Note. At September 30, 2005 and December 31, 2004, we had accrued bonuses to our Chief Executive Officer in the amount of $35,000 and $61,000, respectively, which will be applied as payment in May 2006 first to any accrued interest and then to the outstanding Note Receivable balance. The 2005 bonus ($105,000) was paid in May 2005 and was applied accordingly (see Note 12).

        In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" which clarifies disclosure, recognition and measurement requirements related to certain guarantees. We indemnify our customers from third party claims of intellectual property infringement relating to the use of our products. Historically, costs related to this guarantee have not been significant and we are unable to estimate the potential impact of this guarantee on our future results of operations.

        At the end of the third quarter ended September 30, 2005, we received a demand notice from a former reseller requesting $237,000 plus interest and certain attorney fees relating to alleged underpayments of royalties. Subsequently, we have filed a breach of contract counter claim for damages up to $500,000 relating to non-performance of the reseller agreement. Both of these matters are expected to be resolved through arbitration. Although it is too early to predict the final outcome of this matter, we believe we have substantially defensive support and, therefore, have made no accrual for potential liability in these consolidated financial statements.

14.  CONCENTRATIONS

        No one customer accounted for more than 10% of our revenues during the three and nine months ended September 30, 2005 or 2004.

15.  INCOME TAXES

        During the third quarter 2005, we re-evaluated our fully reserved deferred tax asset balance and determined that $5,600,000 of the $15,600,000 should be recognized. The recognition of the asset is reflected as an income tax benefit included in our net income for the three and nine months ended September 30, 2005 and on our balance sheet as current and non-current deferred tax assets of $794,000 and $4,806,000, respectively. In assessing our ability to realize our deferred tax assets, management considered whether it is more likely than not that some portion or all of our deferred tax assets will be realized. Management analyzed several factors including the amount and timing of the scheduled expiration and reversals of our net operating loss carry forwards (NOLs) and deferred tax items as well as potential generation of future taxable income over the periods for which the NOLs were applicable. At September 30, 2005, our NOLs totaled $34,300,000; of which $9,800,000 expire through December 31, 2009. We continue to maintain a valuation allowance of $10,000,000 against the remainder of the deferred tax assets at September 30, 2005 and will continue to re-evaluate its prospects for utilization going forward.

        Certain estimates used in this analysis are based on the current beliefs and expectations of management, as well as assumptions made by, and information currently available to, management. Although we believe the expectations reflected in these estimates are based upon reasonable assumptions, we can give no assurance that actual results will not differ materially from these expectations. (See "Disclosure Regarding Forward-Looking Statements" in Item 2 below.)

        In 2004 the entire deferred tax asset balance was reserved and no provision for income taxes had been reflected for the three or nine months ended September 30, 2004 as we had sufficient NOLs to offset taxable income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

        The following discussion should be read in conjunction with the consolidated financial statements and notes thereto and in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operation in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

        We specialize in the creation and delivery of interactive health information and applications that can be used by a broad range of healthcare consumers – from those with low health literacy to those who play an active and ongoing role in their personal health management. Our health information can be used for learning about general health concerns, specific diseases, medical conditions and treatments, surgical procedures, drug information, specialty health subjects such as women's health and children's health, nutrition, alternative medicine and more. Our health applications, such as our Health Risk Assessment library, allow consumers to learn more about their health by providing them with relevant feedback regarding their health condition to help in making better decisions.

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

•
Capitalized Software Product and Content Development Costs

          We capitalize software product and content development costs in accordance with Financial Accounting Standards Board ("FASB") Statement No. 86 ("FAS 86"), "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." This statement specifies that costs incurred internally in creating a computer software product shall be charged to expense when incurred as research and development until technological feasibility has been established for the product. Technological feasibility is established upon completion of all planning, designing, and testing activities that are necessary to establish that the product can be produced to meet its design specifications including functions, features, and technical performance requirements. We cease capitalization of internally developed software when the product is made available for general release to customers and thereafter, any maintenance and customer support is charged to expense when related revenue is recognized or when those costs are incurred. We amortize such capitalized costs as cost of sales on a product-by-product basis using the greater of the ratio of current product revenue to the total of current and anticipated product revenue or on a straight line basis over the estimated life of the software, which we have determined to generally be two years. We continually evaluate the recoverability of capitalized costs and if the successes of new product releases are less than we anticipate then a write-down of capitalized costs may be made which could adversely affect our results in the reporting period in which the write-down occurs.

          We also capitalize internal software development costs in accordance with the American Institute of Certified Public Accountants' Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This statement specifies that computer software development costs for computer software intended for internal use occurs in three stages: (1) the preliminary project stage, where costs are expensed as incurred, (2) the application development stage, where costs are capitalized, and (3) the post-implementation or operation stage, where again costs are expensed as incurred. We cease capitalization of developed software for internal use when the software is ready for its intended use and placed in service. We amortize such capitalized costs as cost of sales on a product-by-product basis using the straight-line method over a period of three years. We continually evaluate the usability of the products that make up our capitalized costs and if certain circumstances arise such as the introduction of new technology in the marketplace that management intends to use in place of the capitalized project, then a write-down of capitalized costs may be made which could adversely affect our results in the reporting period in which the write-down occurs.

•
Inventory

          We record reserves for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

•
Goodwill and Intangible Assets

          In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," we evaluate goodwill and intangible assets for impairment on an annual basis. Additionally, goodwill is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an entity below its carrying value. These events or circumstances would include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. The carrying value of goodwill is evaluated in relation to the operating performance and estimated future discounted cash flows of the entity.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2005 with the Three Months Ended September 30, 2004

Revenues

	Three months ended September 30,
					2005% of Total Rev	2004% of Total Rev
	2005	2004	$ Change	% Change
Healthcare	$1,767	$1,569	$198	12.6%	65.0%	68.9%
Internet	267	295	(28)	-9.5%	9.8%	12.9%
Education	654	407	247	60.7%	24.0%	17.9%
Other	32	7	25	357.1%	1.2%	0.3%

Total Net Revenues	$2,720	$2,278	$442	19.4%	100.0%	100.0%

        Total revenues increased $442,000 or 19.4%, to $2,720,000 for the three months ended September 30, 2005 compared to $2,278,000 for the three months ended September 30, 2004.

        Revenues from the healthcare market increased $198,000, or 12.6%, to $1,767,000 for the three months ended September 30, 2005 compared to $1,569,000 for the three months ended September 30, 2004. The success of initiatives taken to expand our presence in the healthcare industry continued to contribute to the increase in related revenues during the three months ended September 30, 2005. As a percent of total revenues, revenues from the healthcare market were 65.0% for the three months ended September 30, 2005 compared to 68.9% for the three months ended September 30, 2004.

        Revenues from the Internet market decreased $28,000, or 9.5%, to $267,000 for the three months ended September 30, 2005 compared to $295,000 for the three months September 30, 2004. The Internet market includes public and restricted access Internet portals and large media-related websites that host a variety of consumer-oriented content and services. The decrease in our Internet revenues was primarily due to the expiration of license agreements within the Internet market and due to our continuing efforts to expand our presence in the healthcare industry. As a percent of total revenues, revenues from the Internet market decreased to 9.8% for the three months ended September 30, 2005 compared to 12.9% for the three months ended September 30, 2004.

        Revenues from the education market increased $247,000, or 60.7%, to $654,000 for the three months ended September 30, 2005 compared to $407,000 for the three months ended September 30, 2004. Education market revenues consist primarily of CD ROM-based product sales. This increase was primarily attributable to a $197,000 net increase in revenues of our CD ROM-based products including our recently upgraded flagship product for education, A.D.A.M. Interactive Anatomy 4.0, which was placed on the market late in the third quarter of 2004. In addition, education revenue increased $59,000 from custom work delivered to customers. As a percent of total revenues, revenues from the education market increased to 24.0% for the three months ended September 30, 2005 compared to 17.9% for the three months ended September 30, 2004.

Operating Costs and Expenses

	Three Months Ended September 30,
					2005% of Total Rev	2004% of Total Rev
	2005	2004	$ Change	% Change
Costs of Revenues	$452	$457	$(5)	-1.1%	16.6%	20.1%
General and Administrative	560	508	51	10.2%	20.7%	22.3%
Product and Content Development	441	382	59	15.4%	16.2%	16.8%
Sales and Marketing	509	405	104	25.7%	18.7%	17.8%
Depreciation and Amortization	47	146	(99)	-67.8%	1.7%	6.4%

Total Operating Costs and Expenses	$2,009	$1,898	$110	5.8%	73.9%	83.4%

        Cost of revenues decreased $5,000, or 1.1%, to $452,000 for the three months ended September 30, 2005 compared to $457,000 for the three months ended September 30, 2004. Cost of revenues includes shipped product components, packaging and shipping costs, newsletter printing costs, distribution license fees, royalties and amortization of capitalized software product and content development costs. This decrease was primarily attributable to a $66,000 decrease in cost of goods shipped. This decrease was offset by a $35,000 increase in amortization of software, and a $24,000 increase in royalties expense. As a percent of total revenues, cost of revenues decreased to 16.6% for the three months ended September 30, 2005 compared to 20.1% for the three months ended September 30, 2004.

        General and administrative expenses increased $51,000 or 10.2%, to $560,000 for the three months ended September 30, 2005 from $508,000 for the three months ended September 30, 2004. This increase was primarily attributable to a $37,000 increase in salary expense, a $17,000 increase in tax and licenses, a $13,000 increase in consulting fees related to Sarbanes Oxley, and a $9,000 increase in insurance expense. These increases were offset by a $22,000 decrease in legal and accounting expenses, and a $6,000 decrease in employee recruiting costs. As a percent of total revenues, general and administrative expenses decreased to 20.7% for the three months ended September 30, 2005 compared to 22.3% for the three months ended September 30, 2004.

        Product and content development expenses increased $59,000, or 15.4%, to $441,000 for the three months ended September 30, 2005 from $382,000 for the three months ended September 30, 2004. This increase was primarily attributable to an $88,000 increase in scope of work prepaid expense. This increase was offset by a decrease in capitalized software of $17,000, a $17,000 decrease in consulting expense, and a $3,000 decrease in salary expense. As a percent of total revenues, product development expenses decreased to 16.2% for the three months ended September 30, 2005 compared to 16.8% for the three months ended September 30, 2004.

        Sales and marketing expenses increased $104,000, or 25.7%, to $509,000 for the three months ended September 30, 2005 from $405,000 for the three months ended September 30, 2004. This increase was primarily attributable to a $92,000 increase in salary expense, an $18,000 increase in consulting expense, an $11,000 increase in advertising expense, and a $9,000 increase in payroll taxes expense. These increases were offset by a $26,000 decrease in commissions paid. As a percent of total revenues, sales and marketing expenses were 18.7% for the three months ended September 30, 2005 compared to 17.8% for the three months ended September 30, 2004.

        Depreciation and amortization expenses decreased $99,000, or 67.8%, to $47,000 for the three months ended September 30, 2005 from $146,000 for the three months ended September 30, 2004. This decrease was primarily attributable to a $67,000 decrease in depreciation of fixed assets fully amortized during 2004, and a $39,000 decrease in amortization of intangible assets fully amortized during 2005. As a percent of total revenues, depreciation and amortization expenses decreased to 1.7% for the three months ended September 30, 2005 compared to 6.4% for the three months ended September 30, 2004.

        As a result of the factors described above, operating profit increased $331,000 to $711,000 for the three months ended September 30, 2005 compared to an operating profit of $380,000 for the three months ended September 30, 2004.

Other Expenses and Income

        Interest income, net, was $101,000 and $25,000 for the three months ended September 30, 2005 and 2004, respectively.

        For the three months ended September 30, 2005 we had an income tax benefit of $5,600,000 due to the reversal of a portion of our deferred tax asset valuation allowance. (See note 15 to the condensed consolidated financial statements.) For the three months ended September 30, 2004 no provision was recorded for income tax expenses as we had sufficient net operating loss carry forwards to offset taxable income and we had fully reserved our deferred tax asset.

        As a result of the above, we had net income of $6,412,000 for the three months ended September 30, 2005 compared to net income of $405,000 for the three months ended September 30, 2004.

Comparison of the Nine Months Ended September 30, 2005 with the Nine Months Ended September 30, 2004

Revenues

	Nine months ended September 30,
					2005% of Total Rev	2004% of Total Rev
	2005	2004	$ Change	% Change
Healthcare	$4,990	$4,083	$907	22.2%	66.1%	68.5%
Internet	811	943	(132)	-14.0%	10.7%	15.8%
Education	1,687	909	778	85.6%	22.4%	15.2%
Other	59	27	32	118.5%	0.8%	0.5%

Total Net Revenues	$7,547	$5,962	$1,585	26.6%	100.0%	100.0%

        Total revenues increased $1,585,000, or 26.6%, to $7,547,000 for the nine months ended September 30, 2005 compared to $5,962,000 for the nine months ended September 30, 2004.

        Revenues from the healthcare market increased $907,000, or 22.2%, to $4,990,000 for the nine months ended September 30, 2005 compared to $4,083,000 for the nine months ended September 30, 2004. Our ongoing efforts to expand our presence in the healthcare market continued to contribute to the increase in related revenues during the nine months ended September 30, 2005. As a percent of total revenues, revenues from the healthcare market decreased to 66.1% for the nine months ended September 30, 2005 compared to 68.5% for the nine months ended September 30, 2004.

        Revenues from the Internet market decreased $132,000, or 14.0%, to $811,000 for the nine months ended September 30, 2005 compared to $943,000 for the nine months ended September 30, 2004. The Internet market includes Internet portals and large media related websites that host a variety of consumer-oriented content and services. The decrease in our Internet revenues was primarily due to the expiration of certain licensing agreements and our continuing efforts to expand our presence in the healthcare market. As a percent of total revenues, revenues from the Internet market decreased to

10.7% for the nine months ended September 30, 2005 compared to 15.8% for the nine months ended September 30, 2004.

        Revenues from the education market increased $778,000, or 85.6%, to $1,687,000 for the nine months ended September 30, 2005 compared to $909,000 for the nine months ended September 30, 2004. This increase was primarily attributable to a $625,000 increase due to the release of a new version of our flagship product for education, A.D.A.M Interactive Anatomy 4.0, and an increase of $142,000 for the delivery of product and custom services to a new customer. As a percent of total revenues, revenues from the education market increased to 22.4% for the nine months ended September 30, 2005 compared to 15.2% for the nine months ended September 30, 2004.

Operating Costs and Expenses

	Nine Months Ended September 30,
					2005% of Total Rev	2004% of Total Rev
	2005	2004	$ Change	% Change
Cost of Revenues	$1,424	$1,185	$239	20.2%	18.9%	19.9%
General and Administrative	1,755	1,346	409	30.4%	23.3%	22.6%
Product and Content Development	1,103	941	162	17.2%	14.6%	15.8%
Sales and Marketing	1,363	1,153	210	18.2%	18.1%	19.3%
Depreciation and Amortization	138	443	(305)	-68.8%	1.8%	7.4%

Total Operating Costs and Expenses	$5,783	$5,068	$715	14.1%	76.7%	85.0%

        Cost of revenues increased $239,000, or 20.2%, to $1,424,000 for the nine months ended September 30, 2005 compared to $1,185,000 for the nine months ended September 30, 2004. This increase was primarily the result of a $171,000 increase in software product and content development amortization, a $100,000 increase in royalties, a $33,000 increase in third party licensing, and an $11,000 increase in subscription cost. This increase was offset by a $58,000 decrease in shipping costs, and an $11,000 decrease in subscription costs. As a percent of total revenues, cost of revenues decreased to 18.9% for the nine months ended September 30, 2005 compared to 19.9% for the nine months ended September 30, 2004.

        General and administrative expenses increased $409,000, or 30.4%, to $1,755,000 for the nine months ended September 30, 2005 from $1,346,000 for the nine months ended September 30, 2004. This increase was primarily attributable to a $158,000 increase in stock compensation expense, a $145,000 increase in salary expense, a $44,000 increase in bad debt expense, a $36,000 increase in consulting fees related to Sarbanes Oxley, a $31,000 increase in temporary employment, a $15,000 increase in dues and fees, an $8,000 increase in taxes and license fees, and a $6,000 increase in insurance expense. This increase was offset by a $75,000 decrease in legal and accounting fees, a $33,000 decrease in investor relations expenses, and an $8,000 decrease in miscellaneous expenses. As a percent of total revenues, general and administrative costs increased to 23.5% for the nine months ended September 30, 2005 compared to 22.6% for the nine months ended September 30, 2004.

        Product and content development expenses increased $162,000, or 17.2%, to $1,103,000 for the nine months ended September 30, 2005 from $941,000 for the nine months ended September 30, 2004. This increase was primarily attributable to a $239,000 increase in amounts capitalized for ongoing projects, a $24,000 increase in prepaid salary expense, a $13,000 increase in salaries expense, a $10,000 increase in payroll taxes, an $8,000 increase in third party software licenses, and a $5,000 increase in dues and fees. This increase was offset by a $118,000 decrease in consulting fees and a $5,000 decrease in computer supplies. As a percent of total revenues, product development expenses decreased to 14.6% for the nine months ended September 30, 2005 compared to 15.8% for the nine months ended September 30, 2004.

        Sales and marketing expenses increased $210,000, or 18.2%, to $1,363,000 for the nine months ended September 30, 2005 from $1,153,000 for the nine months ended September 30, 2004. This increase was primarily attributable to a $143,000 increase in salaries, an $89,000 increase in advertising expense, a $24,000 increase in consulting fees, a $14,000 increase in direct mailing expense, an $11,000 increase in payroll taxes, and a 5,000 increase in entertainment expenses. These increases were offset by an $80,000 decrease in commissions and a $6,000 decrease in travel expense. As a percent of total revenues, sales and marketing expenses decreased to 18.2% for the nine months ended September 30, 2005 compared to 19.3% for the nine months ended September 30, 2004.

        Depreciation and amortization expenses decreased $305,000, or 68.8%, to $138,000 for the nine months ended September 30, 2005 from $442,000 for the nine months ended September 30, 2004. This decrease was primarily attributable to a $202,000 decrease in depreciation of fixed assets fully amortized during 2004 and a $98,000 decrease in amortization of fully amortized intangible assets. As a percent of total revenues, depreciation and amortization expenses decreased to 1.8% for the nine months ended September 30, 2005 compared to 7.4% for the nine months ended September 30, 2004.

        As a result of the factors described above, operating profit increased $870,000 to $1,764,000 for the nine months ended September 30, 2005 compared to an operating profit of $894,000 for the nine months ended September 30, 2004.

Other Expenses and Income

        Interest income, net, was $203,000 and $51,000 for the nine months ended September 30, 2005 and 2004, respectively.

        For the nine months ended September 30, 2005, we realized an income tax benefit of $5,600,000 due to the reversal of a portion of our deferred tax asset valuation allowance. (See note 15 to the condensed consolidated financial statements.) For the nine months ended September 30, 2004 no provision was recorded for income tax expenses as we had sufficient net operating loss carry forwards to offset taxable income and we had fully reserved our deferred tax asset.

        As a result of the above, we had net income of $7,567,000 for the nine months ended September 30, 2005 compared to net income of $945,000 for the nine months ended September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

        As of September 30, 2005, we had cash and cash equivalents of $1,726,000 and working capital of $7,928,000.

        Cash provided by operating activities was $3,163,000 during the nine months ended September 30, 2005 as compared to cash provided of $2,470,000 during the nine months ended September 30, 2004. This $693,000 increase was due primarily to the increase in net income, the add-back of the non-cash expense related to the variable stock options and the increase in our deferred tax asset, offset by the decrease in deferred revenue. In addition, during the nine months ended September 30, 2005, accounts receivable decreased compared to an increase during the same period in 2004.

        Cash used in investing activities was $4,850,000 during the nine months ended September 30, 2005 as compared to cash used of $4,249,000 during the nine months ended September 30, 2004. This increase was due primarily to purchases of short term investments, offset by a decrease in software product content and developments costs and the receipt of payments on notes receivable. These were offset mainly by an increase in the purchase of property and equipment.

        Cash provided by financing activities increased to $171,000 during the nine months ended September 30, 2005 compared to cash used in financing activities of $89,000 during the nine months ended September 30, 2004. Cash provided by financing activities consisted of proceeds from the exercise of common stock options offset by cash used to repurchase common stock to be held as treasury stock and payments on capital leases.

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

  •
  Our Stock Purchase Agreement with Fusion Capital Fund II, LLC may result in significant dilution of our other shareholders. On May 22, 2002, we entered into a Common Stock Purchase Agreement with Fusion Capital Fund II, LLC. Pursuant to this agreement, Fusion Capital has agreed to purchase up to an aggregate of $12,000,000 of our common stock. We have the right to sell up to $15,000 of common stock per trading day under this agreement with Fusion Capital unless our stock price equals or exceeds $7.00, in which case the daily amount may be increased at our option. Fusion Capital is not obligated to purchase any shares of our common stock on any trading days that the market price of our common stock is less than $1.00. Sales of our common stock under this agreement would dilute the ownership of shareholders other than Fusion Capital Fund II, LLC. As of December 31, 2003, we had sold 486,566 shares for $733,000 under this agreement. Since that time and through September 30, 2005, there have been no further transactions under this agreement.

ITEM 3. CONTROLS AND PROCEDURES

        Management has developed and implemented policies and procedures for reviewing, on a quarterly basis, our disclosure controls and procedures. Management, including our principal executive and financial officers, evaluated the effectiveness of the design and operation of disclosure controls and procedures as of September 30, 2005 and, based on their evaluation, our principal executive and financial officers have concluded that these controls and procedures are operating effectively. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file under the Exchange Act is accumulated and communicated to management, including the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

        There were no significant changes in our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. We do not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

ITEM 5. OTHER INFORMATION

        On November 1, 2005, the Compensation Committee of the Board of Directors of the Company approved an annual salary in the amount of $225,000 to be paid to Kevin S. Noland, President, Chief Operating Officer and Corporate Secretary of the Company, effective November 1, 2005. Such annual salary shall be paid in accordance with the Company's customary salary payment practices.

ITEM 6. EXHIBITS.

        The following exhibits are filed with this report or incorporated herein by reference:

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).
3.2	Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).
3.3	Amended and Restated By-Laws (incorporated by reference to the Company's Registration Statement on Form S-1, File No. 33-96864, dated September 12, 1995, as amended).
10.1	Modification to compensation arrangements with Mr. Kevin S. Noland.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Acting Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A.D.A.M., Inc. (Registrant)
Date: November 4, 2005	By:	/s/ ROBERT S. CRAMER, JR. Robert S. Cramer, Jr. Chairman of the Board and Chief Executive Officer
Date: November 4, 2005	By:	/s/ KEVIN S. NOLAND Kevin S. Noland President, Chief Operating Officer and Corporate Secretary (acting principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).
3.2	Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).
3.3	Amended and Restated By-Laws (incorporated by reference to the Company's Registration Statement on Form S-1, File No. 33-96864, dated September 12, 1995, as amended).
10.1	Modification to compensation arrangements with Mr. Kevin S. Noland.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Acting Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

Index
  PART I. FINANCIAL INFORMATION
  ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS.
  SIGNATURES
EXHIBIT INDEX