Form 10KSB
period 2005-12-31
ADAM INC
filed 2006-03-31
CIK 863650

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Title of each class
Common Stock, par value $.01

Check whether the issuer is not required to file reports pursuant to Section13 or 15(d) of the Exchange Act.

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The revenues for the year ended December 31, 2005, the most recent fiscal year, were $10,053,484.

The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and directors are “affiliates” of the Registrant) as of March 7, 2006 (based on the closing sale price of the Registrant’s common stock, as reported on the Nasdaq SmallCap Market on such date) was $82,975,532. There were 8,590,294 shares of common stock outstanding on March 7, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for its 2006 Annual Meeting of Shareholders are incorporated herein by reference in response to Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format Yes ☐ No ☒

PART I.

Disclosure Regarding Forward Looking Statements

Certain statements made in this report, and other written or oral statements made by or on behalf of A.D.A.M., Inc., may constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995, which represent the expectations or beliefs of, including, but not limited to, statements concerning the issuer’s operations, performance, financial condition and growth. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed forward-looking statements. Without limiting the generality of the foregoing, when used in this report, the word “believes,” “expects,” “estimates,” “intends,” “will,” “may,” “anticipate,” “could,” “should,” “can,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. Examples of such statements in this report include descriptions of our plans and strategies with respect to developing certain market opportunities, our overall business plan, our plans to develop additional strategic partnerships, our intention to develop our products and platform technologies, our continuing growth and our ability to contain our operating expenses. All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected, including those described under the caption “Factors Affecting Future Performance” in Item 1 of this Report. We believe that these forward-looking statements are reasonable; however, you should not place undue reliance on such statements. These statements are based on current expectations and speak only as of the date of such statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise.

ITEM 1. DESCRIPTION OF BUSINESS

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

Healthcare Providers Healthcare providers include hospitals and hospital systems and large physician practice groups that are providing healthcare services to consumers. We believe our primary revenue opportunities are with the approximately 2,000 hospital facilities in the U.S. that exceed 250 beds. There are two underlying reasons why we believe this market is important:

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

Health Plans and Employers Health plans and employers are actively looking for operational and productivity improvements through the effective use of health information. We believe that our products are well suited to assist these types of organizations in two important aspects:

•                  The recognition and identification of disease for early health intervention; and

•                  Demand management of health plan members and employees to seek health intervention when appropriate or as necessary.

Pharmaceutical Organizations The relaxation of pharmaceutical marketing regulations by the Food and Drug Administration in 1997, has led to the proliferation of Direct to Consumer (“DTC”) advertising by the pharmaceutical companies. The increase in DTC marketing has created new opportunities for us as we leverage our ability to customize our health information products to support these marketing efforts. Currently, several leading pharmaceutical organizations license our content products, and we believe there is potential to expand these relationships.

Healthcare Technology Companies Healthcare application developers such as electronic medical record vendors, system integrators, medical device companies, and disease management application developers can use our content at point-of-care or within the workflow of their care management or care delivery systems to deliver relevant health information to patients.

Health and Wellness Companies We also market our products and services to organizations that are developing health and wellness programs for consumers that address specific medical condition management such as diabetes, lifestyle or behavioral change programs such as diet and weight loss, or risk assessment such as organizations who provide health risk assessment programs. These programs may also be sold directly to employers, or they may be contracted to a health plan to provide such services to the plan’s clients.

Internet Websites

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

Educational Institutions and Students

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

A general health reference product containing approximately 3,600 unique articles relating to diseases and health conditions, medical tests, symptoms, injuries, treatment options, surgical procedures and nutrition. The articles are organized by topic or condition and enhanced with graphical illustrations. The Encyclopedia is also available in Spanish and in a smaller “Community Hospital” edition with 1,800 articles.

In-Depth Disease and Condition Reports	Hospitals, health plans, disease management companies, physicians, and medical libraries.

Reports that provide readers with a much deeper understanding of the subject and are typically targeted to the 8th grade reading level. These are available as a library or individually by topic and are generally sold with the Health Illustrated Encyclopedia.

Complementary & Alternative	Hospitals, health plans and Internet websites catering to alternative medicine, physicians, spas and health fitness organizations.

Medically reviewed information on the integration of alternative therapies with traditional medicine. Topics cover approximately 170 health conditions, 120 herbs and supplements, and 20 monographs on complementary treatments.

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

Health & Wellness Decision Support Suite	Employers, benefit brokers, health plans.	An end-to-end content solution for employees and health plan members to assess, evaluate and manage their health. Includes a comprehensive A.D.A.M. health library and decision support tools.

A.D.A.M. Illustrated Family Health Guide	Health plans, employers	An illustrated home health book for consumers. Contains over 300 pages on conditions, first aid, and healthy living.

QuickSheets	Hospitals

Illustrated patient education handouts on diseases, surgeries and other topics. Healthcare professionals can access QuickSheets from their intranet and either, print or email them in English and Spanish.

Pregnancy Health Center	Hospitals supporting maternity service line, health plans, employers and specialty websites.	Provides topical health information and interactive tools addressing pregnancy, from pre-conception to post-partum. This information is also available in Spanish.

PRODUCT	CUSTOMER	DESCRIPTION
Surgeries and Procedures	Hospitals, health plans, physician practices and Internet websites.

A web-based product that explains various surgeries and medical procedures using step-by-step, easy to understand language supplemented by medical illustrations, diagrams and imagery. Also available in Spanish.

Health Risk Assessment Library	Hospitals, health plans, consumer-oriented websites, health and wellness companies and employers.

A library of interactive health risk assessments that includes assessments for general health as well as conditions and lifestyles. Also available is back-end reporting capabilities for administrators to identify population risks and trends.

TransADAM	All license customers.

A proprietary transformation and deployment application that processes A.D.A.M. content to a client specified location. TransADAM provides the ability to synchronize the client’s customized library with A.D.A.M. at client-determined intervals.

A.D.A.M. Interactive Anatomy 4.0	Undergraduate and allied health educational institutions and undergraduate anatomy and physiology students.	A DVD-ROM & CD-ROM product that simulates human anatomical dissection of both male and female bodies. More than 22,000 anatomical structures can be identified.

A.D.A.M. School Editions	K-12 teachers and students.	A series of CD-ROM products including A.D.A.M. The Inside Story, Nine Month Miracle and Life’s Greatest Mysteries coupled with curriculum guides for teachers.

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

We have also established certain strategic relationships in order to expand the sales and distribution of our products. For example, we have partnered with Hispanicare, a division of DrTango, Inc., an organization that has translated several of our content products into Spanish and resells them as part of a Hispanic-focused healthcare strategy. We have several other important relationships that provide us with increased visibility in our markets. Those relationships include resellers that sell to the hospital market, employers, and healthcare technology companies that have integrated certain content components from us. We believe that developing more third-party distribution will continue to be an important driver for future revenues.

Manufacturing

The production of our software products includes CD-ROM/DVD-ROM pressing, assembly of purchased product components, printing of product packaging and user manuals and shipping of finished goods, all of which is performed by third-party vendors in accordance with our specifications and forecasts. We believe that there are alternate sources for each of these services that could be implemented without material delay, if necessary.

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

•                  Publishers and distributors of traditional offline media, including those targeting healthcare professionals, such as Thompson, Wolters Kluwers and others.

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

•                  Depth and breadth of product line with versatile market applications;

•                  Rigorous editorial review processes;

•                  Proprietary content management, delivery and integration technologies; and

•                  Unique visual content assets that require specialized knowledge and training to create.

Employees

As of December 31, 2005, we had 40 employees. Of these employees, 18 were engaged primarily in editorial management and product development, 12 in sales and marketing and 8 in finance and administration.

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

•                  Although we reported net income for several most recent years, we have also incurred substantial losses in the past. We cannot offer any assurance that our current performance is a guarantee of future profitability.

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

•                  Our Stock Purchase Agreement with Fusion Capital Fund II, LLC may result in significant dilution of our other shareholders. On May 22, 2002, we entered into a Common Stock Purchase Agreement with Fusion Capital Fund II, LLC. Pursuant to this agreement, Fusion Capital has agreed to purchase up to an aggregate of $12,000,000 of our common stock. We have the right to sell up to $15,000 of common stock per trading day under this agreement with Fusion Capital unless our stock price equals or exceeds $7.00, in which case the daily amount may be increased at our option. Fusion Capital is not obligated to purchase any shares of our common stock on any trading days that the market price of our common stock is less than $1.00. Sales of our common stock under this agreement would dilute the ownership of shareholders other than Fusion Capital Fund II, LLC. As of December 31, 2003, we had sold 486,566 shares for $733,000 under this agreement. Since that time and through December 31, 2005, there have been no further transactions under this agreement.

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

Corporate Information

We were incorporated in 1990 under the laws of the State of Georgia as A.D.A.M. Software, Inc. We changed our name to adam.com, Inc. in 1999 and to A.D.A.M., Inc. in 2001. We are headquartered in Atlanta, Georgia.

ITEM 2. DESCRIPTION OF PROPERTY

Our headquarters are located in approximately 12,000 square feet of leased office space in Atlanta, Georgia. This lease extends through April 2008. We currently sublease approximately 500 square feet of this space to a company whose Chairman is also our Chairman. We collect $1,200 monthly for lease payments and other shared services. Additionally, until the third quarter of 2005, we sublet on a month to month basis at $586 per month, 500 square feet of this space to a company whose Chief Executive Officer is a director of A.D.A.M. On September 1, 2005 that company delivered a 30 day written notice for the termination of the lease.

If additional facilities are required, we believe that suitable facilities will be available at market rates.

ITEM 3. LEGAL PROCEEDINGS

We are not party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the last quarter of 2005.

PART II.

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECIRITIES

Market Price Information

Our common stock is listed on the Nasdaq SmallCap Market, where it has traded since it was transferred from the Nasdaq National Market on January 31, 2003. The following table sets forth the high and low sales price of our common stock for each quarter during the last two years, as reported by the Nasdaq Stock Market:

	High	Low

Year Ended December 31, 2004
Quarter ended March 31, 2004	$2.60	$1.69
Quarter ended June 30, 2004	$2.36	$1.85
Quarter ended September 30, 2004	$3.00	$2.00
Quarter ended December 31, 2004	$4.72	$2.76

Year Ended December 31, 2005
Quarter ended March 31, 2005	$7.34	$3.92
Quarter ended June 30, 2005	$7.10	$4.48
Quarter ended September 30, 2005	$6.42	$5.45
Quarter ended December 31, 2005	$10.01	$5.58

At March 7, 2006 there were 140 record holders of our common stock.

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

Recent Sales of Unregistered Securities; Stock Repurchases in the Fourth Quarter

None.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

•                  Income Taxes

As part of the process of preparing our consolidated financial statements we are required to estimate our taxes in each of the jurisdictions in which we operate. This process involves management estimating the actual tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and U.S. GAAP purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. During 2005 we reversed a portion of the valuation allowance which had previously reserved against the entire balance of our deferred tax asset.

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

We will adopt Statement 123(R) at the beginning of our first quarter ending March 31, 2006 using the modified prospective method and reflect compensation expense in accordance with the SFAS 123(R) transition provisions. Under the modified prospective method, prior periods are not restated to reflect the impact of adopting the new standard at earlier dates. Pro forma disclosures regarding the effect on our net income and net income per common share in 2004 and 2005, had we applied the fair value method of accounting for share-based compensation as prescribed by SFAS 123, are contained in the “Stock-based employee compensation” section of Note 1 to our Consolidated Financial Statements. Based on share-based compensation granted through December 31, 2005 and the fair values previously calculated under SFAS 123, we project we will record an immaterial amount of additional compensation expense in 2006 related to stock options upon the adoption of SFAS 123R compared to the existing accounting method under APB Opinion No. 25. We will continue to evaluate the impact this new standard will have on our Stock Incentive Plan.

Selected Financial Data

The following selected financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Net revenues	$10,054	$8,433	$7,889	$8,924	$8,946
Costs and expenses:
Costs of revenues	2,063	1,717	1,668	1,478	1,588
General and administrative	3,096	1,691	1,774	2,451	2,156
Product and content development	1,456	1,321	1,375	2,476	2,243
Sales and marketing	1,965	1,603	1,743	2,782	1,961
Depreciation and amortization	185	562	767	909	820
Total costs and expenses	8,765	6,894	7,327	10,096	8,768
Operating income (loss)	1,289	1,539	562	(1,172)	178
Interest income (expense), net	313	82	46	66	99
Realized loss and impairment of investment securities	(40)	—	—	(176)	(146)
Realized gain on sale of assets, net	—	—	—	—	1,808
Income (loss) before income taxes, and equity in net losses of affiliate	$1,562	$1,621	$608	$(1,282)	$1,939
Income tax benefit, deferred	5,500	—	—	—	—
Income (loss) before equity in net losses of affiliate	$7,062	$1,621	$608	$(1,282)	$1,939
Equity in net losses of affiliate	—	—	—	(248)	(342)

Net income (loss)	$7,062	$1,621	$608	$(1,530)	$1,597

Basic net income (loss) per share	$0.87	$0.21	$0.08	$(0.22)	$0.25

Weighted average number of common shares outstanding, basic	8,108	7,879	7,306	7,107	6,453

Diluted net income (loss) per share	$0.75	$0.19	$0.07	$(0.22)	$0.24

Weighted average number of common shares outstanding, diluted	9,468	8,742	8,169	7,107	6,555

	December 31,
	2005	2004	2003	2002	2001
	(In thousands)
BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments	$10,677	$5,968	$4,554	$2,220	$2,878
Accounts receivable, net	1,840	2,112	1,407	1,288	1,949
Current portion of deferred tax asset	221	—	—	—	—
Total current assets	13,294	8,624	6,355	3,838	5,436
Deferred tax asset, net of current portion	5,279	—	—	—	—
Goodwill	2,043	2,043	2,043	2,043	1,474
Total assets	21,880	13,244	10,496	8,691	9,861
Deferred revenue	3,643	3,615	2,295	1,916	1,621
Short-term debt	20	17	11	19	34
Total current liabilities	4,718	4,358	2,940	2,632	2,680
Total liabilities	4,736	4,395	2,976	2,679	2,688
Total shareholders’ equity	17,144	8,849	7,520	6,012	7,173
Working capital	8,576	4,266	3,415	1,206	2,756

Quarterly Financial Information

The following tables set forth summary earnings data for each quarter of the last two years:

	2005
	Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)

Operating revenues	$2,338	$2,489	$2,720	$2,507
Operating income (loss)	472	581	711	(475)
Net income (loss)	508	647	6,412	(505)
Earnings per share, basic	$0.06	$0.08	$0.79	$(0.06)
Earnings per share, diluted	$0.06	$0.07	$0.67	$(0.05)

	2004
	Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)

Operating revenues	$1,751	$1,933	$2,278	$2,471
Operating income	209	305	380	645
Net income	224	315	405	676
Earnings per share, basic	$0.03	$0.04	$0.05	$0.09
Earnings per share, diluted	$0.03	$0.04	$0.05	$0.07

Results of Operations

The following table sets forth for the periods indicated the percentages of our net revenues represented by each indicated line item.

	Year ended December 31, 2005	Year ended December 31, 2004

Net revenues	100%	100%
Cost and expenses:
Cost of revenues	20.5	20.4
General and administrative	30.8	20.0
Product and content development	14.6	15.7
Sales and marketing	19.5	19.0
Depreciation and amortization	1.8	6.7
Total costs and expenses	87.2	81.8

Operating income	12.8%	18.2%

Year ended December 31, 2005 compared to year ended December 31, 2004

Revenues

Total net revenues increased $1,621,000, or 19.2%, to $10,054,000 for 2005 compared to $8,433,000 for 2004.

Licensing revenues increased $1,027,000, or 15.6%, to $7,598,000 for 2005 compared to $6,571,000 for 2004. Our licensing revenues are derived from licensing our products to mainly healthcare, technology and internet customers. This increase is primarily due to the success of our efforts to increase the presence of our licensed product in the healthcare markets. We realized increases in revenues of $684,000 from hospitals, providers and other healthcare companies, $296,000 from the managed care and payer companies, $115,000 from pharmaceutical companies and $45,000 from technology related companies. These were offset by a $107,000 decrease in revenues from the internet market. As a percent of total revenues, revenues from the licensing agreements decreased to 75.6% for 2005 compared to 77.9% for 2004.

Revenues from the education market increased $447,000, or 35.1%, to $1,720,000 for 2005 compared to $1,273,000 for 2004. This was mainly due to a $469,000 increase in sales of the new version of our flagship product for education A.D.A.M. Interactive Anatomy 4.0 which was released in the third quarter of 2004. As a percent of total net revenues, net revenues from the education market increased to 17.1% for 2005 compared to 15.1% for 2004.

Operating Expenses

Cost of revenues increased $346,000, or 20.2%, to $2,063,000 for 2005 compared to $1,717,000 for 2004. Cost of revenues includes shipped product components, packaging and shipping costs, newsletter printing costs, distribution license fees, royalties, and amortization of capitalized software product and content development costs. This increase was primarily the result of a $120,000 increase in software product and content development amortization, a $100,000 increase in royalties, a $10,000 increase in third party licensing, and an $11,000 increase in subscription cost. This increase was offset by a $58,000 decrease in shipping costs, and an $11,000 decrease in subscription costs. As a percent of total net revenues, cost of revenues was to 20.5% for 2005 and 20.4% for 2004.

General and administrative expenses increased $1,405,000, or 83.1%, to $3,096,000 for 2005 from $1,691,000 for 2004. This increase was primarily attributable to a $644,000 increase in stock compensation expense related to our variably priced stock options, a $520,000 increase in salaries and related benefits, payroll taxes and hiring costs, a $149,000 increase in consulting fees and temporary labor for various projects including Sarbanes Oxley related work, a $26,000 increase in bad debt expense, a $41,000 increase in legal and accounting fees, a $23,000 increase in dues and fees, and a $15,000 increase in travel costs. These increases were partially offset by a $46,000 decrease in investor relations, a $7,000 decrease in computer and office supplies, and a $12,000 decrease in other miscellaneous general and administrative costs. As a percent of total revenues, general and administrative expenses increased to 30.8% for 2005 compared to 20.0% for 2004.

Product and content development costs increased $135,000, or 10.2%, to $1,456,000 for 2005 from $1,321,000 for 2004. This increase was primarily attributable to $237,000 decrease in the amount of software development costs capitalized, an $8,000 increase in third party software licensing fees, a $5,000 increase in continuing education and training costs for our employees, and a $3,000 increase in both travel costs and dues and fees. Partially offsetting these increases was a $103,000 decrease in consulting costs, an $11,000 decrease in commissions and bonuses, a $5,000 decrease in computer related supplies, and a $4,000 decrease in payroll taxes. As a percent of total revenues, product and content development costs decreased to 14.6% for 2005 compared to 15.7% for 2004.

Sales and marketing expenses increased $362,000, or 22.6%, to $1,965,000 for 2005 from $1,603,000 for 2004. Driving this increase was a $195,000 increase in salaries and related payroll taxes, an $84,000 increase in advertising and marketing related costs, and an $80,000 increase in consulting fees. As a percent of total revenues, sales and marketing expenses were 19.5% for 2005 compared to 19.0% for 2004.

Depreciation and amortization expenses decreased $377,000, or 67.1%, to $185,000 for 2005 from $562,000 for 2004. This is due to the full depreciation and amortization of certain fixed assets and intangible assets during 2004 and the first half of 2005. As a percent of total revenues, depreciation and amortization expenses decreased to 1.8% for 2005 compared to 6.7% for 2004.

Other Expenses and Income

Interest and investment income, net, increased $191,000, or 232.9%, to $273,000 for 2005, as compared to interest income of $82,000 for 2004. This increase was attributable to an increase in the amount of invested funds and higher interest and dividend yields.

In the third quarter of 2005 we realized an income tax benefit of $5,600,000 due to the reversal of a portion of our deferred tax asset valuation allowance. In the fourth quarter of 2005 we offset this benefit with a $100,000 deferred income tax expense (see Note 15 to the condensed consolidated financial statements.) For 2004 no provision was recorded for income taxes as we had sufficient net operating loss carry forwards to offset taxable income and we had fully reserved our deferred tax asset.

As a result of the above, we had net income of $7,062,000, or $0.87 per share (basic), for 2005 compared to a net income of $1,621,000, or $0.21 per share (basic) for 2004.

Liquidity and Capital Resources

As of December 31, 2005, we had cash and cash equivalents of $2,816,000, short-term investments of $7,861,000 and working capital of $8,576,000.

Cash provided by operating activities increased to $3,976,000 during 2005 as compared to cash provided by operating activities of $3,445,000 during 2004. This $531,000 increase is due mainly to our increase in net income (net of non-cash related add-backs such as depreciation and amortization, deferred income taxes, and variable stock based compensation expense), an increase in accounts receivable, and a decrease in accounts payable balances. These were offset by the increase in our deferred tax asset balance at December 31, 2005 as compared to December 31, 2004.

Cash used in investing activities was $4,798,000 during 2005 as compared to cash used in investing activities of $4,393,000 during

2004, an increase of $405,000. During 2005 compared to 2004, we increased our invested funds and restricted time deposits by $536,000. Additionally, during 2005, we had a $103,000 increase in purchases of property and equipment compared to 2004. These increases in use of cash were offset by a $236,000 decrease in software product and content development costs.

Cash provided by financing activities was $396,000 during 2005 as compared to cash used in financing activities of $364,000 during 2004. The primary sources of this $760,000 increase in financing cash were an additional $545,000 in proceeds from the sale of stock and exercise of stock options and warrants, and a $125,000 net cash increase from the repayment of a stock subscription receivable. Additionally, in 2005 we used $496,000 to repurchase shares of our common stock compared to $592,000 in 2004.

We also use working capital to finance ongoing operations, fund the development and introduction of new business strategies and internally developed software, acquire complementary businesses and acquire capital equipment.

Our short-term investments at December 31, 2005 included the following (in thousands):

Description	Balance	Purchased	Maturity	Yield at 12/31/2005
Mutual Funds
- Eaton Vance Floating Fund	$2,021	3/17/2005	3/17/2006	4.33%
- AIM Floating Fund	2,014	9/1/2005	9/1/2006	4.91%
- AIM Floating Fund	1,007	9/22/2005	9/22/2006	4.91%
- AIM Floating Fund	1,007	9/23/2005	9/23/2006	4.91%
- AIM Floating Fund	503	10/14/2005	10/14/2006	4.91%
- AIM Floating Fund	1,008	11/15/2005	11/15/2006	4.91%
- AIM Floating Fund	301	12/16/2005	12/16/2006	4.91%

Total Short-term Investments	$7,861

During 2005, we transferred the classification of our marketable debt securities from held-to-maturity to available-for-sale as we no longer have the positive intent to hold these investments to maturity. As such, our investments are recorded at fair value based on current market rates. Changes in the fair value are included in the equity section of our balance sheet and reported in our Consolidated Statements of Changes in Shareholders’ Equity.

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

On September 1, 2004, we entered into a Restricted Common Stock Purchase Agreement with James T. Atenhan and Victor P. Thompson (each a “Purchaser”) in connection with a twelve month extension of the consulting agreement with a financial services firm controlled by the Purchasers. Under the agreement, each Purchaser purchased 25,000 shares of our common stock at a purchase price of $1.70 per share. The purchase price was discounted from the $2.40 market price on the date we entered into the agreement. In connection with the sale, we recorded deferred compensation expense for services of $35,000. This deferred compensation was expensed over the twelve-month service period which ended August 31, 2005.

On May 22, 2002, we entered into a Common Stock Purchase Agreement with Fusion Capital Fund II, LLC. Pursuant to this agreement, Fusion Capital agreed to purchase up to an aggregate of $12,000,000 of our common stock. We have the right to sell up to $15,000 of our common stock per trading day under this agreement unless our stock price equals or exceeds $7.00, in which case the daily amount may be increased at our option. Fusion Capital is not obligated to purchase any shares of our common stock on any trading days that the market price of our common stock is less than $1.00. Since we registered 3,500,000 shares for sale to Fusion Capital pursuant to the agreement, the selling price of our common stock to Fusion Capital will have to average at least $3.43 per share for us to receive the maximum proceeds of $12,000,000 without registering additional shares of common stock, which we have the right but not the obligation to do. Assuming a purchase price of $1.00 per share and the purchase by Fusion Capital of the full 3,500,000 shares under the agreement, proceeds to us would be $3,500,000. If we decided to sell more than the 1,352,100 shares to Fusion Capital (19.99% of our outstanding shares as of May 22, 2002, the date of the agreement, exclusive of the 160,000 shares issued to Fusion Capital as a commitment fee), we would first be required to seek shareholder approval of the agreement in order to be in compliance with Nasdaq rules. We may, but shall be under no obligation to, request our shareholders to approve the transaction contemplated by the agreement. We may terminate the agreement at any time, and Fusion Capital may terminate the agreement at any time after August 2005, approximately 40 months following the date the purchase obligation under the agreement became effective. During the year ended December 31, 2003, we sold 486,566 shares for aggregate proceeds of $733,000 under this agreement. Since that time and through December 31, 2005, there have been no further transactions under this agreement.

As of December 31, 2004, we had warrants outstanding to purchase a total of 35,000 shares of our common stock at a weighted average exercise price of $2.66 per share. These warrants were issued in conjunction with the issuance of notes on December 31, 1999 and were exercisable at any time at the election of the holders, expiring at various dates through December 31, 2005. In June 2005, 25,000 warrants at an exercise price of $3.20 per share expired. The remaining 10,000 warrants were exercised in December 2005 at $1.30.

On May 30, 2001, we received a full-recourse promissory note from our Chairman of the Board (see Recent Developments disclosure) for approximately $341,000 (the “Exercise Note”) for the exercise of 150,000 options at $1.94 per share and a $50,000 promissory note (the “Tax Note”) in connection with a loan to our Chairman of the Board to pay taxes related to the stock exercise. The notes accrued interest of 6.25% per annum and were due in full on or before May 29, 2006. Part of the Exercise Note, $291,000, was secured by 150,000 shares of our common stock and is recorded in shareholders’ equity. As of December 31, 2005, both Notes and related interest had been fully satisfied using bonuses earned and paid under the Executive’s amended employment agreement (see paragraph below).

Effective May 10, 2005, we entered into an amended and restated employment agreement with our Chairman of the Board. The employment agreement provided for bonuses in an aggregate amount of up to approximately $420,000 through May 2008. Under the terms of the agreement, the bonuses payable in 2005 and 2006 were to be paid by reducing the amounts outstanding under the Exercise Note and Tax Note mentioned above. The 2005 bonus was paid in May 2005 and was applied accordingly. Subsequently, on December 28, 2005, in connection with a second amended and restated employment agreement, a $317,000 final one-time bonus payment was made. This payment was applied to fully satisfy the outstanding note receivable balance and related interest (see Recent Developments disclosure).

We have also entered into certain agreements to license content for our services from various unrelated third parties. We also have contractual obligations at December 31, 2005, relating to real estate, capital and operating lease arrangements.

Total payments due and estimated under license payments and real estate, operating and capital leases are listed below:

Year	License Agreements	Real Estate Leases	Other Operating Leases	Capital Leases	Total

2006	$114,000	$234,000	$17,000	$24,000	$389,000
2007	—	239,000	21,000	19,000	279,000
2008	—	182,000	5,000	—	187,000

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

Recent Developments

In September 2005, we received a demand notice from a former reseller requesting $237,000 plus interest and certain attorney fees relating to alleged underpayments of royalties. We filed a breach of contract counter claim for damages up to $500,000 relating to non-performance of the reseller agreement. Both of these matters have been settled through arbitration and in February 2006 we made a $100,000 settlement payment to fully relieve us from any further claims related to this matter.

In January 2006, our Board of Directors appointed Kevin S. Noland, our then Chief Operating Officer, to the Chief Executive Officer position. Mr. Noland maintains his title as President of the Company. Robert Cramer, who had held the CEO title for the past ten years, continues to serve as our Chairman of the Board of Directors. In accordance with his current employment agreement Mr. Cramer’s bonuses due from the Company and his notes due to the Company have been fully satisfied through a one time lump sum bonus payment made in December 2005. The company filed a Form 8K in January 2006 further detailing this transaction.

ITEM 7. FINANCIAL STATEMENTS

The following financial statements are filed as Exhibit 99.1 to this Report and incorporated herein by reference.

Report of Independent Registered Public Accounting Firm - Tauber & Balser, P.C.
Consolidated Balance Sheets at December 31, 2005 and 2004
Consolidated Statements of Operations for the years ended December 31, 2005 and 2004
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2005 and 2004
Consolidated Statements of Cash Flows for the years ended December 31, 2005 and 2004
Notes to Consolidated Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

ITEM 8A. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (who is also our acting Chief Financial Officer), of the effectiveness of our disclosure controls and procedures as of December 31, 2005. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms. Based on that evaluation, our management, including the CEO, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report, with the exception of the existence of certain material weaknesses existing in the Company’s internal control over financial reporting as discussed below.

As of December 31, 2005, the Company had certain material weaknesses in its internal control over financial reporting. Internal controls over financial reporting are processes designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The material weaknesses noted related to the following: (1) accrual of current period accounts payable invoices received after year-end, (2) proper authorization of product shipments to customers at year-end, and (3) insufficient communication between sales and accounting personnel relating to sales arrangements outside of the Company’s standard terms.

During the fourth quarter of 2005, there were no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. During the first quarter of 2006, to improve the Company’s controls in response to the material weaknesses discovered, management has hired additional key accounting personnel to effectively manage the Company’s financial close process, including the review of accruals at each period end, as well as implementing additional controls over the authorization of sales terms and products shipped.

ITEM 8B. OTHER INFORMATION

Not Applicable.

PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANCE ACT

The information required by this Item is incorporated herein by reference to our proxy statement for our 2006 Annual Meeting of Shareholders.

ITEM 10. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to our proxy statement for our 2006 Annual Meeting of Shareholders.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to our proxy statement for our 2006 Annual Meeting of Shareholders.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to our proxy statement for our 2006 Annual Meeting of Shareholders.

ITEM 13. EXHIBITS

The list of exhibits filed with this report appears immediately following the signature page of this report and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to our proxy statement for our 2006 Annual Meeting of Shareholders.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2006	A.D.A.M., INC. (Registrant)

	By	/s/ Kevin S. Noland
Kevin S. Noland President, Chief Executive Officer and Corporate Secretary (principal executive officer and acting principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on March 30, 2006.

Signature	Title

/s/ Robert S. Cramer, Jr.	Chairman of the Board of Directors
Robert S. Cramer, Jr.

/s/ Clay Scarborough	Director
Clay Scarborough

/s/ Daniel S. Howe	Director
Daniel S. Howe

/s/ John W. McClaugherty	Director
John W. McClaugherty

/s/ Francis J. Tedesco, M.D.	Director
Francis J. Tedesco, M.D.

/s/ Mark Kishel, M.D.	Director
Mark Kishel, M.D.

EXHIBIT INDEX

The following exhibits are filed as part of, or are incorporated by reference into, this report on Form 10-KSB:

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999)
3.2	Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999)
3.3	Amended and Restated By-Laws (incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 33-96864, dated September 12, 1995, as amended)
10.1	Amended and Restated 1992 Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 33-96864, dated September 12, 1995, as amended)
10.2	401(k) Adoption Agreement and Trust (incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 33-96864, dated September 12, 1995, as amended)
10.3

Second Amended and Restated Employment Agreement between the Company and Robert S. Cramer (incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005)

10.3.1	Amendment to the Second Amended and Restated Employment Agreement between the Company and Robert S. Cramer (filed herewith)
10.3.2	Second Amendment to Second Amended and Restated Employment Agreement between the Company and Robert S. Cramer (filed herewith)
10.4

Employment Agreement between the Company and Kevin S. Noland., dated December 21, 2001 (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001)

10.4.1	First Amendment to Employment Agreement between the Company and Kevin S. Noland (incorporated by reference to Exhibit 10.2 of the Form 8-K filed by the Company on March 18, 2005)
10.4.2	Modification to Compensation Arrangements with Kevin S. Noland (incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005)
10.4.3	Second Amendment to Employment Agreement between the Company and Kevin S. Noland (filed herewith)
10.4.4	Third Amendment to Employment Agreement between the Company and Kevin S. Noland (filed herewith)
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