Form 10-Q
period 2006-03-31
ADAM INC
filed 2006-05-12
CIK 863650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒   NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  YES  ☐   NO  ☒

As of May 4, 2006 there were 8,424,792 shares of the Registrant’s common stock, par value $.01 per share, outstanding.

A.D.A.M., Inc.

Index

Form 10-Q for the Quarter Ended March 31, 2006

PART I:                 FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

A.D.A.M., Inc.

Consolidated Balance Sheets

(In thousands, except share data)

	(Unaudited)
	March 31,	December 31,
	2006	2005
Assets
Current assets
Cash and cash equivalents	$5,391	$2,816
Investments, short term	6,712	7,861
Accounts receivable, net of allowances of $153 and $147 respectively	902	1,840
Restricted time deposits	26	25
Inventories, net	70	68
Deferred tax asset	221	221
Prepaids and other assets	488	463

Total current assets	13,810	13,294

Property and equipment, net	269	268
Intangible assets, net	882	953
Goodwill	2,043	2,043
Restricted time deposits	44	43
Deferred tax asset, net of current portion	5,279	5,279
Total assets	$22,327	$21,880

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$695	$1,055
Deferred revenue	3,227	3,643
Current portion of capital lease obligations	21	20

Total current liabilities	3,943	4,718

Capital lease obligations, net of current portion	12	18

Total liabilities	3,955	4,736

Commitments and contingencies

Shareholders’ equity
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized; 8,687,051 shares issued and 8,417,292 shares outstanding at 3/31/2006 and 8,482,772 shares issued and 8,213,013 shares outstanding at 12/31/2005	87	85
Treasury stock, at cost, 269,759 shares	(1,088)	(1,088)
Additional paid-in capital	50,794	50,350
Unrealized gain/(loss) on investments	43	(11)
Accumulated deficit	(31,464)	(32,192)

Total shareholders’ equity	18,372	17,144

Total liabilities and shareholders’ equity	$22,327	$21,880

The accompanying notes are an integral part of these consolidated financial statements.

A.D.A.M., Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2006	2005

Revenues, net	$2,482	$2,338

Operating costs and expenses
Cost of revenues (exclusive of depreciation and amortization shown separately below)	489	498
General and administrative	560	594
Product and content development	360	319
Sales and marketing	435	401
Depreciation and amortization	37	54

Total operating costs and expenses	1,881	1,866

Operating income	601	472
Interest income, net	127	36
Net Income	$728	$508

Basic net income per common share	$0.09	$0.06
Basic weighted average number of common shares outstanding	8,316	7,930

Diluted net income per common share	$0.07	$0.06

Diluted weighted average number of common shares outstanding	9,896	9,114

The accompanying notes are an integral part of these consolidated financial statements.

A.D.A.M., Inc.

Consolidated Statement of Changes in Shareholders’ Equity

(In thousands, except share data)

(Unaudited)

						Accumulated
					Additional	Other
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income/(Loss)	Deficit	Total
Balance at December 31, 2005	8,482,772	$85	(269,759)	$(1,088)	$50,350	$(11)	$(32,192)	$17,144
Comprehensive income
Net income	—	—	—	—	—	—	728	728
Unrealized gain on investments	—	—	—	—	—	54	—	54
Total comprehensive income								782
Stock based compensation expense	—	—	—	—	(11)	—	—	(11)
Exercise of common stock options	204,279	2	—	—	455	—	—	457
Balance at March 31, 2006	8,687,051	$87	(269,759)	$(1,088)	$50,794	$43	$(31,464)	$18,372

The accompanying notes are an integral part of these consolidated financial statements.

A.D.A.M., Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2006	2005
Cash flows from operating activities
Net income	$728	$508
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	224	239
Gain on sale of assets	—	(1)
Stock compensation for services	—	8
Stock option compensation expense	(11)	93
Changes in assets and liabilities
Accounts receivable	932	707
Inventories	(2)	23
Prepaids and other assets	(25)	(173)
Accounts payable and accrued liabilities	(360)	77
Deferred revenue	(416)	219
Net cash provided by operating activities	1,070	1,700
Cash flows from investing activities
Purchases of property and equipment	(39)	(32)
Proceeds from sales of property and equipment	—	1
Net change in restricted time deposits	(2)	—
Software product and content development costs	(116)	(106)
Maturities and reclassifications of investments	2,054	226
Purchase of investments:
Available for sale	(844)	(2,000)
Held to maturity	—	(1,500)
Net cash provided by/(used in) investing activities	1,053	(3,411)
Cash flows from financing activities
Proceeds from exercise of common stock options	457	637
Repurchase of common stock to be held as treasury stock	—	(496)
Repayments on capital leases	(5)	(4)
Net cash provided by financing activities	452	137
Increase (decrease) in cash and cash equivalents	2,575	(1,574)
Cash and cash equivalents, beginning of period	2,816	3,242
Cash and cash equivalents, end of period	$5,391	$1,668
Interest paid	$3	$5

The accompanying notes are an integral part of these consolidated financial statements.

A.D.AM., Inc.

Notes to the Consolidated Financial Statements (Unaudited)

March 31, 2006

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

We sell our health content products and healthcare related applications primarily through annual licensing agreements to many different types of healthcare and health-related organizations including hospitals, health plans, integrators, pharmaceutical companies, care management vendors, health-oriented Internet websites, healthcare technology companies and employers. Our products can be delivered to consumers in a variety of formats — from print to electronic delivery. They can also be incorporated into a customer’s website, imbedded in healthcare applications such as an electronic medical record or disease management applications, contained in a printed or CD-ROM format, or combined with other products that may be offered to a healthcare consumer. Additionally, several of our core content products, including the Health Illustrated Encyclopedia, have been translated into Spanish.

Basis of Presentaion

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the general instructions to Form 10-Q. Accordingly, certain information and footnotes required by GAAP for complete financial statements may be condensed or omitted. These interim financial statements should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Certain amounts previously reported have been reclassified for comparative purposes to conform with current period presentation.

Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 or any future period.

2. STOCK BASED COMPENSATION

On January 14, 1999, certain option grants were canceled at the election of their holders and then replaced that day on a one-for-one basis with new options with an exercise price equal to the closing market price that day, $5.25. These options are accounted for in accordance with Financial Interpretations No. 44 (“FIN 44”), “Accounting for Certain Transactions involving Stock Compensation (an interpretation of APB 25),” which provides guidance on the accounting for certain stock option transactions and subsequent amendments to stock option transactions. FIN 44 requires compensation cost for these variably priced options to be recorded to the extent that the current market price exceeds the options’ grant price. The expense is to be adjusted for increases or decreases in the intrinsic value of the modified awards in subsequent periods and until the awards have been exercised, forfeited, or expired. We had 173,149 and 224,638 variably priced options outstanding at March 31, 2006 and December 31, 2005, all of which had fully vested by January 2002 and are accounted for under this Interpretation. There were 51,489 variably priced options exercised from January through March 2006. We recorded stock compensation expense (benefit) of $(34,000), which is the result of a decrease in the stock price during the three months ended March 31, 2006, and $93,000 for the three months ended March 31, 2006 and 2005, respectively.

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), “Share-Based Payment,” which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.”  Statement 123(R) supersedes APB Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” The approach to accounting for share-based payments in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and no longer allows pro forma disclosure as an alternative to financial statement recognition.

Effective January 1, 2006, we adopted Statement 123(R) using the modified prospective method and, therefore, reflect compensation expense in accordance with the SFAS 123(R) transition provisions. Under the modified prospective method, prior periods are not restated to reflect the impact of adopting the new standard at earlier dates.

As a result of the adoption of SFAS 123(R), we recorded $23,000 of stock compensation expense for the three months ended March 31, 2006 related to our employee stock options, not including those variable options described above. Had we continued to account for these options under APB 25 we would have recorded no such expense. After recording the $23,000 of compensation expense in the first quarter of 2006, there remained approximately $183,000 of unrecognized compensation cost related to unvested employee stock options to be recognized over the next three years.

Had we determined employee compensation costs using a fair value based methodology at the grant date for our stock options under SFAS 123(R) in 2005 as well, our pro forma consolidated net income for the year ago quarter would have been as follows (in thousands, except per share data):

Three Months Ended
March 31,
2005

Net income as reported	$508
Add back stock based employee compensation included in reported net income	93
Deduct total stock-based employee compensation expense determined under fair-value base method for all awards	(133)

Pro forma net income	$468

Basic net income per share
As reported	$0.06
Pro forma	$0.06

Diluted net income per share
As reported	$0.06
Pro forma	$0.05

In 2002, our Board adopted and our shareholders approved our 2002 Stock Incentive Plan, under which we have reserved 1,500,000 shares of common stock pursuant to the grant of incentive or non-qualified stock options to full-time employees and key persons. Options are granted at an exercise price as determined by our Board of Directors, which may not be less than the fair market value of our common stock at the date of the grant, and the options generally vest ratably over a three-year period. Options granted under the Plan generally expire ten years from the date of grant.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for options granted during the three months ended March 31, 2006: dividend yield of 0%; expected volatility of 78.22%; risk-free interest rate of 4.65%; and an expected life of 3.5 years. The weighted average fair market value of options granted in the fist quarter of 2006 was $5.68.

The following table summarizes stock option activity for the three months ended March 31, 2006:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (years)	Value (000)
Outstanding at December 31, 2005	2,818,331	$3.81	5.32

Granted	12,500	$9.92
Exercised	(204,279)	$1.78
Canceled or expired	—	—

Outstanding at March 31, 2006	2,626,552	$3.96	5.09	$9,778
Exercisable	2,651,552	$3.92	5.00	$9,632

Intrinsic value was calculated by multiplying the number of options times the amount by which the stock’s market price at March 31, 2006 exceeded the strike price for each option. The market price at March 31, 2006 was $7.05.

3. INVESTMENTS

Our short-term investments at March 31, 2006 included the following (in thousands):

Description	Balance	Purchased	Maturity	Yield at 3/31/2006
Mutual Funds
- AIM Floating Fund	$2,052	9/1/2005	9/1/2006	4.77%
- AIM Floating Fund	1,026	9/22/2005	9/22/2006	4.77%
- AIM Floating Fund	1,026	9/23/2005	9/23/2006	4.77%
- AIM Floating Fund	513	10/14/2005	10/14/2006	4.77%
- AIM Floating Fund	1,027	11/15/2005	11/15/2006	4.77%
- AIM Floating Fund	307	12/16/2005	12/16/2006	4.77%
- AIM Floating Fund	761	1/23/2006	1/23/2007	4.77%
Total Short-term Investments	$6,712

During the quarter ended June 30, 2005, we transferred the classification of our marketable securities from held-to-maturity to available-for-sale as we no longer had the positive intent to hold these investments to maturity. As such, our investments are recorded at fair value based on current market rates and are classified as available-for-sale. Changes in the fair value are included in the equity section of our balance sheet and reported in our Consolidated Statement of Changes in Shareholders’ Equity.

At December 31, 2005, our short-term investments were included the following (in thousands):

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

4. TREASURY STOCK

In May 2004, we announced a stock repurchase program to purchase up to 500,000 shares of our common stock. During the three months ended March 31, 2005, we repurchased 89,388 shares of our common stock to be held by us as treasury stock recorded at cost for a total purchase price of $496,000. In February 2005, we suspended this program and no shares have been repurchased since that date and through March 31, 2006.

5. COMPREHENSIVE INCOME

During the three months ended March 31, 2006, as required to be reported by Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 130,we recorded as Comprehensive Income $54,000 of unrealized gain related to our short term investments (see the Consolidated Statement of Changes in Shareholders” Equity and Note 3 – Investments.) Our comprehensive income for the three months ended March 31, 2005 was identical to the actual reported net income for that period.

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

Intangible assets are summarized as follows (in thousands):

	Estimated
	amortizable	March 31,	December 31,
	lives (years)	2006	2005

Capitalized software products and content to be sold, leased or otherwise marketed	2	$3,391	$3,351
Software developed for internal use	3	339	263
Purchased intellectual content	3	1,431	1,431
Purchased customer contracts	2	333	333

Intangible assets, gross		5,494	5,378

Less accumulated amortization:
Capitalized software products and content to be sold, leased or otherwise marketed		(2,720)	(2,559)
Software developed for internal use		(128)	(102)
Purchased intellectual content		(1,431)	(1,431)
Purchased customer contracts		(333)	(333)

Accumulated amortization		(4,612)	(4,425)

Intangible assets, net		$882	$953

Amortization expense for the three months ended March 31, 2006 was $187,000, all of which is the amortization of capitalized software reported in cost of revenues. Amortization expense for the three months ended March 31, 2006 was $218,000. This includes $185,000 for the amortization of capitalized software reported in cost of revenues, and $33,000 for the amortization of purchased intellectual content and customer contracts, which were reported separately as depreciation and amortization and were fully amortized by the end of 2005.

7. RECENT ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), “Share-Based Payment,” which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.”  Statement 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” The approach to accounting for share-based payments in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and no longer allows pro forma disclosure as an alternative to financial statement recognition. We adopted Statement 123(R) on January 1, 2006 (see Note 2 - “Stock-based compensation”).

9. EQUITY PURCHASE AGREEMENT

On May 22, 2002, we entered into a Common Stock Purchase Agreement with Fusion Capital Fund II, LLC. Pursuant to this agreement, Fusion Capital agreed to purchase up to an aggregate of $12,000,000 of our common stock. Subject to certain conditions, we have the right to sell up to $15,000 of our common stock per trading day under this agreement unless our stock price equals or exceeds $7.00, in which case the daily amount may be increased at our option. Fusion Capital is not obligated to purchase any shares of our common stock on any trading days that the market price of our common stock is less than $1.00. Under the agreement, Fusion Capital has certain registration rights, which are a condition precedent to its obligation to purchase our shares. We may terminate the agreement at any time, and Fusion Capital may terminate the agreement at any time after August 2005, approximately 40 months following the date the purchase obligation under the agreement became effective.

During the year ended December 31, 2003, we sold 486,566 shares for aggregate proceeds of $733,000 under this agreement. Since that time, there have been no further transactions under this agreement.

10. NET INCOME PER COMMON SHARE

Net income per share is computed in accordance with SFAS No. 128, “Earnings Per Share.” We compute basic net income per share by dividing net income by the weighted average number of common shares outstanding for each period. Diluted net income per share is based upon the addition of the effect of common stock equivalents (stock options and warrants) to the denominator of the basic net income per share calculation using the treasury stock method, if their effect is dilutive. The computation of net income per share for the three months ended March 31, 2006 and 2005 is as follows (in thousands, except per share data):

	Three Months Ended	Three Months Ended
	March 31, 2006	March 31, 2005

Net income	$728	$508
Weighted average basic common shares outstanding	8,316	7,930
Weighted average common shares equivalents (stock options and warrants)	1,580	1,184
Weighted average diluted common shares outstanding	9,896	9,114
Net income per share:
Basic	$0.09	$0.06
Diluted	$0.07	$0.06

Anti-dilutive stock options and warrants outstanding	246	636

11. NON-CONSOLIDATED AFFILIATE

We have one non-consolidated affiliate, ThePort Network, Inc. (formerly ThePort.com, Inc.) (“ThePort”). As of March 31, 2006, we had an approximate 34% voting interest in ThePort and this investment was accounted for under the equity method. As of March 31, 2006 and December 31, 2005, the carrying value of this investment was $0. We have no future obligations to fund ThePort.

12. RELATED PARTY TRANSACTIONS

Investment and Sublease with BeBetter Networks, Inc.

At March 31, 2006 and December 31, 2005, we had a 2% investment in BeBetter Networks, Inc. (“BeBetter”). BeBetter’s president is also an A.D.A.M. board member and held an approximate 11% voting interest in BeBetter at March 31, 2006 and December 31, 2005. As of March 31, 2006 and December 31, 2005, our Chairman of the Board of Directors held an approximate 2% voting interest in this company. We account for the investment under the cost method, as we have less than a 20% ownership and do not exercise significant influence over the investee.

During 2002 we recorded an impairment charge of $84,000 to write off our investment based upon management’s assessment that the decline in its carrying value was “other than temporary.” At March 31, 2006 and December 31, 2005 the carrying value of our investment was $0. We have no plans to provide additional investment in BeBetter in the future.

In September 2005, BeBetter vacated the space we had been subleasing to them on a month to month basis at $585 per month.

Investment and Sublease with ThePort Network, Inc.

As of March 31, 2006 and December 31, 2005, we held an approximate 34% voting interest in ThePort Network, Inc. (“ThePort”). Our Chairman of the Board of Directors, who also currently serves as the Chairman of the Board of Directors of ThePort, held an approximate 10% voting interest in ThePort at March 31, 2006 and December 31, 2005 and held a convertible note and loans from ThePort in the amount of approximately $1,469,000 and $1,369,000 at March 31, 2006 and December 31, 2005, respectively. Two of our other directors also own equity interests in ThePort. The investment is being accounted for under the equity method (see Note 1).

At March 31, 2006 and December 31, 2005, after recording a permanent impairment charge of $92,000 in 2002, the carrying value of our investment was $0. We have not adjusted our investment below zero for our share of ThePort’s losses since then and through March 31, 2006 as we have not provided or committed to provide any additional financial support to ThePort.

We sublease space to ThePort on a month-to-month basis for $1,200 per month.

13. COMMITMENTS

We lease office space and equipment under non-cancelable lease agreements expiring on various dates through 2008. We also have capital lease commitments for certain equipment. Additionally, we have entered into certain agreements to license content for our services from various unrelated third parties. Total payments due and estimated under license agreements and real estate, operating and capital leases for the remainder of 2006 and beyond are listed below (in thousands):

	License	Real Estate	Other Operating	Capital
	Agreements	Leases	Leases	Lease

2006	$64	$176	$17	$18
2007	—	239	21	19
2008	—	182	5	—
Total future minimum lease payments and payments under license agreements	$64	$597	$43	$37

Less - amounts representing interest				(4)

Present value of future minimum lease payments				33

Less - current portion				(21)

				$12

We do not have any investments in joint ventures or special purpose entities, and do not guarantee the debt of any third parties. Our subsidiaries are 100% owned by us and are included in our consolidated financial statements.

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

14. CONCENTRATIONS

No one customer accounted for more than 10% of our revenues during the three months ended March 31, 2006 or 2005.

15. INCOME TAXES

For the three months ended March 31, 2006 we recorded an income tax provision of $277,000, or 38% (our estimated effective tax rate) of our pretax income of $728,000. Additionally, we performed a periodic re-evaluation of our deferred tax asset and the related valuation allowance as of March 31, 2006 and, based on our analysis, reduced the valuation allowance by an additional $277,000. These two transactions fully offset one another and therefore had a $0 effect on our net income for the three months ended March 31, 2006. The March 31, 2006 deferred tax asset balance of $5,500,000 also remained unchanged from December 31, 2005. However, as a result of realizing this additional $277,000 of our deferred tax asset, we reduced the related valuation allowance to $9,723,000 at March 31, 2006 from $10,000,000 at December 31, 2005.

No provision for income taxes had been reflected for the three months ended March 31, 2005 as we had sufficient net operating loss carry forwards to offset taxable income. As of March 31, 2005, we maintained a valuation allowance against our total net deferred tax asset balance.

At March 31, 2006 we had net operating loss (NOL) and R&D credit carryforwards available for tax purposes of approximately $34,300,000 and $1,000,000, respectively, which will expire on December 31 in years 2006 through 2022 and 2023, respectively.

16. LEGAL PROCEEDINGS

We are not a party to any legal proceedings.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto and in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

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

We generate revenues mainly in two ways – Internet-based licensing and shipped product sales. Internet revenues consist primarily of license fees that usually consist of an annual, up-front fee that is initially recorded as deferred revenue. This revenue is recognized ratably over the term of the license agreement beginning after delivery has occurred, upon customer acceptance, when we have determined that the fees from the agreement are fixed and determinable, and there are no significant return or acceptance provisions. When a contract includes multiple elements, such as services, the entire fee is allocated to each respective element based on vendor specific objective evidence of fair value, and recognized when the revenue criteria for each element is met. Service revenues are generally recognized upon completion and acceptance by the customer. For Internet revenue arrangements in which we sell through a reseller, we do not recognize any revenue until an agreement has been finalized between the customer and our authorized reseller and the content has been delivered to the customer by the reseller. Revenue is not recognized under any circumstances unless collectibility is reasonably assured. Shipped product revenues represent the sales of software products and revenues earned under certain royalty agreements. Revenues from product sales are generally recognized at the time title passes to customers, distributors or resellers. Revenues from royalty agreements are recognized as earned based upon performance or product shipment.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2006 with the Three Months Ended March 31, 2005 – (tables show dollars in thousands).

Certain reclassifications have been made to the 2005 detail previously reported in order to comply with current period presentation.

Revenues

	Three Months Ended March 31,				2006% of	2005% of
($ in thousands)	2006	2005	$ Change	% Change	Total Rev	Total Rev

Licensing	$2,122	$1,797	$325	18.1%	85.5%	76.9%
Education	233	400	(167)	-41.8%	9.4%	17.1%
Other	127	141	(14)	-9.9%	5.1%	6.0%
Total Net Revenues	$2,482	$2,338	$144	6.2%	100.0%	100.0%

Total revenues increased $144,000, or 6.2%, to $2,482,000 for the three months ended March 31, 2006 compared to $2,338,000 for the three months ended March 31, 2005.

Revenues from the licensing market increased $325,000, or 18.1%, to $2,122,000 for the three months ended March 31, 2006 compared to $1,797,000 for the three months ended March 31, 2005. This increase is primarily the result of ADAM’s ongoing sales and marketing efforts to sign new customers to licensing contracts, and the success of the technological initiatives to enable our content products to be used in broader applications within the healthcare industry such as electronic medical records and other point-of-care applications. As a percent of total revenues, revenues from the licensing market increased to 85.5% for the three months ended March 31, 2006 compared to 76.9% for the three months ended March 31, 2005.

Revenues from the education market decreased $167,000, or 41.8%, to $233,000 for the three months ended March 31, 2006 compared to $400,000 for the three months ended March 31, 2005. The education market revenues consist primarily of CD ROM and DVD-based product sales. This decrease was mainly attributable to the return of sales of A.D.A.M.’s Interactive Anatomy 4.0 2005 product to historical run rate levels. Sales were above normal in 2005 due to the release of a major upgrade of this product which led to the temporary increase in revenues. As a percent of total revenues, revenues from the education market decreased to 9.4% for the three months ended March 31, 2006 compared to 17.1% for the three months ended March 31, 2005.

Other revenues, which accounted for less than 10% of total revenues, for the three months ended March 31, 2006 and 2005 were $127,000 and $141,000, respectively. Other revenues consist mainly of subscriptions and sales of nonrecurring items such as images and custom work.

Operating Costs and Expenses

	Three Months Ended
	March 31,				2006 % of	2005 % of
	2006	2005	$ Change	% Change	Total Rev	Total Rev
Cost of revenues	$489	$498	$(9)	-1.8%	19.7%	21.3%
General and administrative	560	594	(34)	-5.7%	22.6%	25.4%
Product and content development	360	319	41	12.9%	14.5%	13.6%
Sales and marketing	435	401	34	8.5%	17.5%	17.2%
Depreciation and amortization	37	54	(17)	-31.5%	1.5%	2.3%

Total operating costs and expenses	$1,881	$1,866	$15	0.8%	75.8%	79.8%

Cost of revenues decreased $9,000, or 1.8%, to $489,000 for the three months ended March 31, 2006 compared to $498,000 for the three months ended March 31, 2005. Cost of revenues includes shipped product components, packaging and shipping costs, newsletter printing costs, distribution license fees, royalties and amortization of capitalized software product and content development costs. This decrease is directly related to a decrease in product sales in the first quarter of 2006 compared to 2005 as well as a decrease in certain product update costs. These decreases were partially offset by an increase in royalties expense related to the increased licensing of certain products during the first quarter of 2006 compared to 2005. As a percent of total revenues, cost of revenues were 19.7% for the three months ended March 31, 2006, a decrease from 21.3% for the three months ended March 31, 2005.

General and administrative expenses decreased $34,000, or 5.7%, to $560,000 for the three months ended March 31, 2006 from $594,000 for the three months ended March 31, 2005. This decrease was primarily attributable to a $104,000 decrease in stock compensation expense (comprised of a $127,000 decrease in stock option compensation related to the variably priced stock options, offset by a first time expense of $23,000 for stock options accounted for under FAS123R which we adopted on January 1, 2006). Additionally, comparing the same three months periods, bad debt expense decreased by $13,000 and salaries expense decreased $22,000 due to changes in our executive team occurring at the start of 2006. These decreases were partially offset by increases in professional fees of $44,000, consulting and temporary labor costs of $18,000, and taxes and licenses of $14,000 along with other general administrative costs. As a percent of total revenues, general and administrative expenses increased to 22.6% for the three months ended March 31, 2006 compared to 25.4% for the three months ended March 31, 2005.

Product and content development expenses increased $41,000, or 12.9%, to $360,000 for the three months ended March 31, 2006 from $319,000 for the three months ended March 31, 2005. This increase was attributable to a $42,000 and $15,000 increase in salary expense and consulting fees, respectively, partially offset by a decrease in software licensing costs of $7,000 and a $10,000 increase in software development costs capitalized during the first quarter of 2006 compared to 2005. As a percent of total revenues, product and content development expenses increased to 14.5% for the three months ended March 31, 2006 compared to 13.6% for the three months ended March 31, 2005.

Sales and marketing expenses increased $34,000, or 8.5%, to $435,000 for the three months ended March 31, 2006 from $401,000 for the three months ended March 31, 2005. This increase was primarily attributable to an aggregate $70,000 increase in salaries, commissions and consulting fees, offset by a $44,000 decrease in advertising. As a percent of total revenues, sales and marketing expenses were relatively consistent at 17.5% for the three months ended March 31, 2006 compared to 17.2% for the three months ended March 31, 2005.

Depreciation and amortization expenses decreased $17,000, or 31.5%, to $37,000 for the three months ended March 31, 2006 from $54,000 for the three months ended March 31, 2005. This decrease was due to a $23,000 decrease in amortization expense related to amortization of intangible assets fully amortized in 2005, offset by a $15,000 increase in depreciation expense due to the increase in assets acquired since March 2005. As a percent of total revenues, depreciation and amortization expenses decreased to 1.5% for the three months ended March 31, 2006 compared to 2.3% for the three months ended March 31, 2005.

As a result of the factors described above, operating profit increased $129,000, or 27.3%, to $601,000 for the three months ended March 31, 2006 from $472,000 for the three months ended March 31, 2005.

Other Expenses and Income

Interest income, net, was $127,000 and $36,000 for the three months ended March 31, 2006 and 2005, respectively. This $91,000 increase was due to more invested funds and higher interest rates.

For the three months ended March 31, 2006, we recorded an income tax provision of $277,000, or 38% (our estimated effective tax rate) of our pretax income of $728,000. Additionally, we performed a periodic re-evaluation of our deferred tax asset and the related valuation allowance as of March 31, 2006 and, based on our analysis, we reduced the valuation allowance by an additional $277,000.

These two transactions fully offset one another and therefore had a $0 effect on our net income for the three months ended March 31, 2006.

As a result of the above, we had a net income of $728,000 for the three months ended March 31, 2006 compared to a net income of $508,000 for the three months ended March 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2006, we had cash and cash equivalents of $5,391,000, short term investments totaling $6,712,000 and working capital of $9,867,000.

Cash provided by operating activities was $1,070,000 during the three months ended March 31, 2006 as compared to $1,700,000 during the three months ended March 31, 2005. This $630,000 decrease was due primarily to first quarter 2006 decreases in accounts payable and deferred revenue balances versus increases in these accounts during the first quarter of 2005. These decreases were partially offset by increases in net income (net of non-cash related add-backs such as depreciation and amortization and variable stock based compensation expense) and a decrease in accounts receivable.

Cash provided by investing activities was $1,053,000 during the three months ended March 31, 2006 as compared to $3,411,000 cash used during the three months ended March 31, 2005. This change was due primarily to an increase in maturities and reclassifications of investments offset by a decrease in investment purchases during 2006.

Cash provided by financing activities increased to $452,000 during the three months ended March 31, 2006 compared to $137,000 during the three months ended March 31, 2005. Cash provided by financing activities increased due to the absence of common stock repurchases that occurred in the first quarter of 2005 offset by a decrease in proceeds from the exercise of stock options.

We also use working capital to finance ongoing operations, fund the development and introduction of new business strategies and internally developed software, acquire complementary businesses and acquire capital equipment.

Additional information regarding contracts and commitments that affect our liquidity and capital resources is provided in Note 11 (Commitments) to the unaudited financial statements included in this report.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to risk and related changes in interest rates relates primarily to our investment portfolio (see Note 3 - Investments). As of March 31, 2006, we had $5,391,000 of cash and cash equivalents, $6,712,000 in short term investments and $70,000 in restricted time deposits. Due to the conservative and short-term nature of our investment portfolio, we believe that even a sudden 10% change in interest rates would not have a material effect on the value of the portfolio. The average yield on our short-tem investments at March 31, 2006, all of which mature between August 2006 and January 2007, was approximately 4.77%. The impact on our future interest income depends largely on the gross amount of our investment portfolio. We do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates.

ITEM 4. CONTROLS AND PROCEDURES

Management has developed and implemented a policy and procedures for reviewing, on a quarterly basis, our disclosure controls and procedures and our internal control over financial reporting. Management, including our principal executive and financial officers, evaluated the effectiveness of the design and operation of disclosure controls and procedures as of March 31, 2006 and, based on their evaluation, our principal executive and financial officers have concluded that these controls and procedures are operating effectively. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file under the Exchange Act is accumulated and communicated to management, including the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

During the first quarter of 2006, to improve the Company’s controls in response to the material weaknesses discovered in the fourth quarter of 2005, management has implemented additional controls over financial reporting. The material weaknesses previously noted related to the following: (1) accrual of current period accounts payable invoices received after year-end, (2) proper authorization of product shipments to customers at year-end, and (3) insufficient communication between sales and accounting personnel relating to sales arrangements outside of the Company’s standard terms. To address these weaknesses management has hired additional key accounting personnel to effectively manage the Company’s financial close process, including the review of accruals at each period end, as well as implementing additional controls over the authorization of sales terms and products shipped.

Other than the changes described above, there have been no significant changes in our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A.D.A.M., Inc.
(Registrant)

Date: May 11, 2006	By:	/s/ KEVIN S. NOLAND
Kevin S. Noland
President, Chief Executive Officer and Corporate Secretary

Date: May 11, 2006	By:	/s/MARK ADAMS
Mark B. Adams Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.