Form 10-Q
period 2006-06-30
ADAM INC
filed 2006-08-14
CIK 863650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of August 4, 2006 there were 8,437,126 shares of the Registrant’s common stock, par value $.01 per share, outstanding.

A.D.A.M., Inc.
Index
Form 10-Q for the Quarter Ended June 30, 2006

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

A.D.A.M., Inc.

Consolidated Balance Sheets

(In thousands, except share data)

	(Unaudited) June 30, 2006	December 31, 2005

Assets
Current assets
Cash & cash equivalents	$5,148	$2,816
Short term investments	6,776	7,861
Accounts receivable, net of allowances of $93 and $147, respectively	2,646	1,840
Restricted cash	—	25
Inventories	76	68
Prepaids and other current assets	366	463
Deferred tax assets	221	221
Total current assets	15,233	13,294
Property and equipment, net	241	268
Intangible and other assets, net	934	953
Goodwill	2,043	2,043
Other assets	44	43
Deferred tax asset, net of current portion	5,279	5,279
Total assets	$23,774	$21,880

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payables and accrued expenses	854	1,055
Deferred revenue	3,723	3,643
Current portion of long term debt	21	20
Total current liabilities	4,598	4,718

Current lease obligations, net of current portion	7	18
Total liabilities	4,605	4,736

Commitments and contingencies
Stockholders’ equity
Common stock, $.01 par value; 20,000,000 shares authorized; 8,706,885 shares issued and 8,437,126 shares outstanding at 6/30/2006 and 8,482,772 shares issued and 8,213,013 shares outstanding at 12/31/2005	87	85
Treasury stock, at cost, 269,759 shares	(1,088)	(1,088)
Additional paid-in capital	50,691	50,350
Unrealized loss on investments	(8)	(11)
Accumulated deficit	(30,513)	(32,192)
Total shareholders’ equity	19,169	17,144

Total liabilities and shareholders’ equity	$23,774	$21,880

The accompanying notes are an integral part of these consolidated financial statements.

A.D.A.M., Inc.

Consolidated Statements of Operations

(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues, net	$2,715	$2,489	$5,197	$4,827

Operating costs and expenses
Cost of revenues (exclusive of depreciation and amortization shown separately below)	509	474	997	972
General & administrative	565	601	1,125	1,195
Product & content development	350	343	710	662
Sales & marketing	454	453	889	854
Depreciation & amortization	37	37	75	91

Total operating costs and expenses	1,915	1,908	3,796	3,774

Operating income	800	581	1,401	1,053
Interest income, net	151	66	278	102
Net income	$951	$647	$1,679	$1,155
Basic net income per common share	$0.11	$0.08	$0.20	$0.14
Basic weighted average number of common shares outstanding	8,430	8,041	8,374	8,151
Diluted net income per common share	$0.10	$0.07	$0.17	$0.12
Diluted weighted average number of common shares outstanding	9,755	9,377	9,822	9,495

The accompanying notes are an integral part of these consolidated financial statements.

A.D.A.M., Inc.

Consolidated Statement of Changes in Shareholders’ Equity

(In thousands, except share data)
(Unaudited)

						Accumulated
					Additional	Other
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income/(Loss)	Deficit	Total
Balance at December 31, 2005	8,482,772	$85	(269,759)	$(1,088)	$50,350	$(11)	$(32,192)	$17,144
Comprehensive income
Net income	—	—	—	—	—	—	1,679	1,679
Unrealized gain on investments	—	—	—	—	—	3	—	3
Total comprehensive income	—	—	—	—	—	—	—	1,682
Stock based compensation expense (benefit)	—	—	—	—	(135)	—	—	(135)
Exercise of common stock options	224,113	2	—	—	476	—	—	478
Balance at June 30, 2006	8,706,885	$87	(269,759)	$(1,088)	$50,691	$(8)	$(30,513)	$19,169

The accompanying notes are an integral part of these consolidated financial statements.

A.D.A.M., Inc.

Consolidated Statements of Cash Flows

(In thousands)
(Unaudited)

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Cash flows from operating activities
Net income	$1,679	$1,155
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	452	423
Stock compensation for services	—	17
Stock option compensation expense (benefit)	(135)	156
Other, net	—	(1)
Changes in assets and liabilities
Accounts receivable	(806)	893
Inventories	(8)	28
Prepaids and other assets	98	(141)
Accounts payable and accrued liabilities	(201)	(160)
Deferred revenue	80	(306)
Net cash provided by operating activities	1,159	2,064
Cash flows from investing activities
Purchases of property and equipment	(48)	(130)
Proceeds from sales of property and equipment	—	1
Repayments on notes receivable	—	163
Net change in restricted time deposits	25	(47)
Software product and content development costs	(359)	(199)
Maturities and reclassifications of investments	2,055	1,273
Purchase of investments available-for-sale	(967)	(3,500)
Other	—	(2)
Net cash provided by (used in) investing activities	706	(2,441)
Cash flows from financing activities
Proceeds from exercise of common stock options and warrants	476	662
Repurchase of common stock to be held as treasury stock	—	(496)
Repayments on capital leases	(9)	(8)
Net cash provided by financing activities	467	158
Increase (decrease) in cash and cash equivalents	2,332	(219)
Cash and cash equivalents, beginning of period	2,816	3,242
Cash and cash equivalents, end of period	$5,148	$3,023
Interest paid	$2	$3

The accompanying notes are an integral part of these consolidated financial statements.

A.D.A.M., Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2006

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

Basis of Presentation

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

Operating results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 or any future period.

2. STOCK BASED COMPENSATION

On January 14, 1999, certain option grants were canceled at the election of their holders and then replaced that day on a one-for-one basis with new options with an exercise price equal to the closing market price that day, $5.25. These options are accounted for in accordance with Financial Interpretations No. 44 (“FIN 44”), “Accounting for Certain Transactions involving Stock Compensation (an interpretation of APB 25),” which provides guidance on the accounting for certain stock option transactions and subsequent amendments to stock option transactions. FIN 44 requires compensation cost for these variably priced options to be recorded to the extent that the current market price exceeds the options’ grant price. The expense is to be adjusted for increases or decreases in the intrinsic value of the modified awards in subsequent periods and until the awards have been exercised, forfeited, or expired. We had 173,149 and 224,638 variably priced options outstanding at June 30, 2006 and December 31, 2005, respectively, all of which had fully vested by January 2002 and are accounted for under FIN 44. There were 51,489 variably priced options exercised in the six months ended June 30, 2006, all during the first three months of 2006. As the result of a decreases in the stock price at June 30, 2006 versus March 31, 2006 as well as December 31, 2005, we recorded stock compensation benefit of $143,000 and $155,000 for the three and six months ended June 30, 2006, respectively. Conversely, for the three and six months ended June 30, 2005 we recored variably priced stock option expense of  $63,000 and $156,000, respectively, due to the higher stock price at June 30, 2005.

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

As a result of the adoption of SFAS 123(R), we recorded $19,000 and $42,000 of stock compensation expense for the three and six months ended June 30, 2006 related to our employee stock options, not including those variable options described above. Had we continued to account for these options under APB 25 we would have recorded no such expense. After recording the expense through June 30, 2006, there remained approximately $156,000 of unrecognized compensation cost related to unvested employee stock options to be recognized over the next three years.

We used the Black-Scholes method (which models the value over time of financial instruments) to estimate the fair value at grant date of the options. The Black-Scholes method uses several assumptions to value an option. We used the following assumptions:

•                     Expected Dividend Yield – because we do not currently pay dividends, our dividend yield is zero.

•                     Expected Volatility in Stock Price – reflects the historical change in our stock price over the expected term of the stock option.

•                     Risk-free Interest Rate – reflects the average rate on the treasury bond with maturity equal to the expected term of the option.

•                     Expected Life of Stock Awards – reflects the simplified method to calculate an expected life based on the midpoint between the vesting date and the end of the contractual term of the stock award.

The weighted-average assumptions used in the option pricing model for stock option grants were as follows:

SIX MONTHS ENDED JUNE 30	2006
Expected Dividend Yield	—
Expected Volatility in Stock Price	78.22%
Risk-Free Interest Rate	4.65%
Expected Life of Stock Awards	3.5 years
Weighted Average Fair Value at Grant Date	$5.79

Had we determined employee compensation costs using a fair value based methodology at the grant date for our stock options under SFAS 123(R) in 2005 as well, our pro forma consolidated net income for the year ago quarter would have been as follows (in thousands, except per share data):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2005	2005

Net income as reported	$647	$1,155
Add stock compensation expense included in reported net income	63	156
Deduct total stock-based employee compensation determined under fair-value based methods for all awards	(98)	(231)

Pro forma net income	$612	$1,080
Basic net income per share
As reported	$0.08	$0.14
Pro forma	$0.08	$0.13

Diluted net income per share
As reported	$0.07	$0.12
Pro forma	$0.07	$0.11

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

The following table summarizes stock option activity for the six months ended June 30, 2006:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (years)	Value ($000)
Outstanding at December 31, 2005	2,818,331	$3.81	5.32

Granted	12,500	$9.92
Exercised	(224,113)	$2.13
Canceled or expired	(2,500)	$5.48

Outstanding at June 30, 2006	2,604,218	$3.98	4.83	$7,850
Exercisable	2,557,551	$3.94	4.76	$7,799

Intrinsic value was calculated by multiplying the number of options times the amount by which the stock’s market price at June 30, 2006 exceeded the strike price for each option. The market price at June 30, 2006 was $6.22.

3. INVESTMENTS

Our investments are classified as available-for-sale and are therefore recorded at fair value based on current market rates. Changes in the fair value are included in the equity section of our balance sheet and reported in our Consolidated Statement of Changes in Shareholders’ Equity.

Our short-term investments at June 30, 2006 included the following (in thousands):

Description	Balance	Purchased	Maturity	Yield at 6/30/2006
Mutual Funds
- AIM Floating Fund	$2,072	9/1/2005	9/1/2006	5.13%
- AIM Floating Fund	1,036	9/22/2005	9/22/2006	5.13%
- AIM Floating Fund	1,036	9/23/2005	9/23/2006	5.13%
- AIM Floating Fund	518	10/14/2005	10/14/2006	5.13%
- AIM Floating Fund	1,036	11/15/2005	11/15/2006	5.13%
- AIM Floating Fund	310	12/16/2005	12/16/2006	5.13%
- AIM Floating Fund	768	1/23/2006	1/23/2007	5.13%
Total Short-term Investments	$6,776

At December 31, 2005, our short-term investments included the following (in thousands):

Description	Balance	Purchased	Maturity	Yield at 12/31/2005
Mutual Funds
- Eaton Vance Floating Fund	$2,021	3/17/2005	3/17/2006	4.33%
- AIM Floating Fund	2,014	9/1/2005	9/1/2006	4.91%
- AIM Floating Fund	1,007	9/22/2005	9/22/2006	4.91%
- AIM Floating Fund	1,007	9/23/2005	9/23/2006	4.91%
- AIM Floating Fund	503	10/14/2005	10/14/2006	4.91%
- AIM Floating Fund	1,008	11/15/2005	11/15/2006	4.91%
- AIM Floating Fund	301	12/16/2005	12/16/2006	4.91%

Total Short-term Investments	$7,861

4. COMPREHENSIVE INCOME

During the three and six months ended June 30, 2006, we reported comprehensive income of $782,000 and $1,682,000, respectively. During the three and six months ended June 30, 2005, we reported comprehensive income of $634,000 and $1,142,000 respectively.

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

Intangible assets are summarized as follows (in thousands):

	Estimated
	amortizable	June 30,	December 31,
	lives (years)	2006	2005

Capitalized software products and content to be sold, leased or otherwise marketed	2	$3,633	$3,351
Software developed for internal use	3	339	263
Purchased intellectual content	3	1,431	1,431
Purchased customer contracts	2	333	333

Intangible assets, gross		5,736	5,378

Less accumulated amortization:
Capitalized software products and content to be sold, leased or otherwise marketed		(2,910)	(2,559)
Software developed for internal use		(128)	(102)
Purchased intellectual content		(1,431)	(1,431)
Purchased customer contracts		(333)	(333)

Accumulated amortization		(4,802)	(4,425)

Intangible assets, net		$934	$953

Amortization expense for the three and six months ended June 30, 2006 was $190,000 and $377,000, all of which is the amortization of capitalized software reported in cost of revenues. For the three and six months ended June 30, 2005 total amortization expense was $186,000 and $404,000, respectively, including  $174,000 and $359,000, respectively, for amortization of capitalized software reported in cost of revenues. The remaining $12,000 and $45,000 of amortization for the three and six months ended June 30, 2005, respectively, was related to purchased intellectual content and customer contracts which were fully amortized in 2005.

For the three and six months ended June 30, 2006, additions to intangibles were approximately $116,000 and $358,000 and were related to software development.

6. NET INCOME PER COMMON SHARE

Net income per share is computed in accordance with SFAS No. 128, “Earnings Per Share.” We compute basic net income per share by dividing net income by the weighted average number of common shares outstanding for each period. Diluted net income per share is based upon the addition of the effect of common stock equivalents (stock options and warrants) to the denominator of the basic net income per share calculation using the treasury stock method, if their effect is dilutive. The computation of net income per share for the three and six months ended June 30, 2006 and 2005 is as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Net income	$951	$647	$1,679	$1,155
Weighted average common shares outstanding - basic	8,430	8,041	8,374	8,151
Weighted average common share equivalents (stock options and warrants)	1,325	1,336	1,448	1,344
Weighted average common shares outstanding - diluted	9,755	9,377	9,822	9,495
Net income per share:
Basic	$0.11	$0.08	$0.20	$0.14
Diluted	$0.10	$0.07	$0.17	$0.12

Anti-dilutive stock options and warrants outstanding	428	549	428	549

7. NON-CONSOLIDATED AFFILIATE

We have one non-consolidated affiliate, ThePort Network, Inc. (formerly ThePort.com, Inc.) (“ThePort”). As of June 30, 2006, we had an approximate 34% voting interest in ThePort and this investment was accounted for under the equity method. As of June 30, 2006 and December 31, 2005, the carrying value of this investment was $0. We have no future obligations to fund ThePort.

8. RELATED PARTY TRANSACTIONS

Investment and Sublease with BeBetter Networks, Inc.

At June 30, 2006 and December 31, 2005, we had a 2% investment in BeBetter Networks, Inc. (“BeBetter”). BeBetter’s president is also an A.D.A.M. board member and held an approximate 11% voting interest in BeBetter at June 30, 2006 and December 31, 2005. As of June 30, 2006 and December 31, 2005, our Chairman of the Board of Directors held an approximate 2% voting interest in this company. We account for the investment under the cost method, as we have less than a 20% ownership and do not exercise significant influence over the investee.

During 2002 we recorded an impairment charge of $84,000 to write off our investment based upon management’s assessment that the decline in its carrying value was “other than temporary.” At June 30, 2006 and December 31, 2005 the carrying value of our investment was $0. We have no plans to provide additional investment in BeBetter in the future.

In September 2005, BeBetter vacated the space we had been subleasing to them on a month to month basis at $585 per month.

Investment and Sublease with ThePort Network, Inc.

As of June 30, 2006 and December 31, 2005, we held an approximate 34% voting interest in ThePort Network, Inc. (“ThePort”). Our Chairman of the Board of Directors, who also currently serves as the Chairman of the Board of Directors of ThePort, held an approximate 10% voting interest in ThePort at June 30, 2006 and December 31, 2005 and held a convertible note from and made loans to ThePort in the amount of approximately $1,469,000 and $1,369,000 at June 30, 2006 and December 31, 2005, respectively. Two of our other directors also own equity interests in ThePort. The investment is being accounted for under the equity method (see Note 1 to the financial statements included in our Annual Report Form 10-KSB).

At June 30, 2006 and December 31, 2005, after recording a permanent impairment charge of $92,000 in 2002, the carrying value of our investment was $0. We have not adjusted our investment below zero for our share of ThePort’s losses since then and through June 30, 2006 as we have not provided or committed to provide any additional financial support to ThePort.

We currently sublease space to ThePort on a month-to-month basis for $1,200 per month. We have received notice that ThePort intends to vacate the space in August 2006.

9. COMMITMENTS

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

	License	Real Estate	Other Operating	Capital
	Agreements	Leases	Leases	Lease

2006	$63	$118	$11	$12
2007	—	239	22	19
2008	—	182	5	—
Total future minimum lease payments and payments under license agreements	$63	$539	$38	$31
Less - amounts representing interest				(3)

Present value of future minimum lease payments				28

Less - current portion				(21)

				$7

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

10. CONCENTRATIONS

No one customer accounted for more than 10% of our revenues during the three and six months ended June 30, 2006 or 2005.

11. INCOME TAXES

For the three and six months ended June 30, 2006 we recorded an income tax provision of $361,000 and 638,000, or 38% (our estimated effective tax rate) of our pretax income. Additionally, we performed our quarterly evaluation of the deferred tax asset and the related valuation allowance as of June 30, 2006. Based on our analysis for the three months ended June 30, 2006, we reduced the valuation allowance by an additional $361,000. The total reduction for the six months ended June 30, 2006 was $638,000. These two transactions fully offset one another and therefore had a $0 effect on our net income for the three and six months ended June 30, 2006. At June 30, 2006 the deferred tax asset balance of $5,500,000 remained unchanged from December 31, 2005. However, as a result of realizing this aggregate $638,000 of our deferred tax asset during the six months ended June 30, 2006, we reduced the related valuation allowance to $9,362,000 at June 30, 2006 from $10,000,000 at December 31, 2005.

No provision for income taxes had been reflected for the three or six months ended June 30, 2005 as we had sufficient net operating loss carry forwards to offset taxable income. As of June 30, 2005, we maintained a valuation allowance against our total net deferred tax asset balance.

At June 30, 2006 we had net operating loss (NOL) and R&D credit carryforwards available for tax purposes of approximately $34,300,000 and $1,000,000, respectively, which will expire on December 31 in years 2006 through 2022 and 2023, respectively.

12. LEGAL PROCEEDINGS

We are not a party to any legal proceedings.

13. SUBSEQUENT EVENT

On August 14, 2006, the Company acquired all of the outstanding capital stock of Online Benefits, Inc. and Subsidiaries (OBI) from the shareholders thereof, for an aggregate price of $32,500,000, including $1.5 million of assumed debt from OBI (Purchase Price), pursuant to an agreement and plan of merger dated as of August 14, 2006.

In connection with this acquisition, the Company entered into a credit agreement with CapitalSource Finance LLC (Credit Agreement), which provides for the following:

Description	Terms
$2.0 million revolver

Principal repayable in full in August 2011; interest at LIBOR plus 4% or the prime rate plus 2.75%, payable quarterly in arrears; revolver unused facility fee of 0.5% per annum of the average daily balance of the unused portion, payable monthly in arrears

$20.0 million term loan

Principal repayable in quarterly installments of varying amounts through June 2011, interest same as revolver; prepayment premium of either 2% (prior to first anniversary) or 1% (between first and second anniversary) of prepaid amount

$5.0 million convertible note

Principal repayable in full in August 2011; interest at LIBOR plus 2.5% or the prime rate plus 1.25%, payable quarterly in arrears; prepayment premium same as term loan; all or any portion of the principal balance is convertible at the option of the Lender into common equity of the Company at a conversion price per share as defined in the agreement

In addition to the above terms, there is a provision for a prepayment of 50% excess cash flow, as defined in the Credit Agreement.  The Credit Agreement is secured by (i) a first lien on all existing and future tangible and intangible assets and personal property and equity stock of the Company and any existing and future subsidiaries, and (ii) a pledge of 100% of the Company’s subsidiaries capital stock.

The Company paid the Purchase Price by: (i) using $20,000,000 from the proceeds of the term loan and $5,000,000 from the proceeds of the convertible loan, both under the Credit Facility; (ii) $3,000,000 from the proceeds of newly issued equity; and (iii) cash on hand.

OnlineBenefits, Inc. is a leading provider of web-based applications serving the benefits management needs of consumers, employers and brokers. Its consumer solutions include employee self-service portals for benefits communication and enrollment, and flexible spending account administration.

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

Critical Accounting Policies and Estimates

Discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the amounts reported in the consolidated financial statements and the accompanying notes. On an on-going basis, we evaluate our estimates, including those related to product returns, product and content development expenses, bad debts, intangible assets, income taxes and contingencies. We base our estimates on experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2006 with the Three Months Ended June 30, 2005

Revenues

	Three months ended June 30,				2006 % of	2005 % of
	2006	2005	$ Change	% Change	Total Rev	Total Rev

Licensing	$2,114	$1,839	$275	15.0%	77.9%	73.9%
Product	506	474	32	6.8%	18.6%	19.0%
Professional services/other	95	176	(81)	-46.0%	3.5%	7.1%
Total Net Revenues	$2,715	$2,489	$226	9.1%	100.0%	100.0%

Total revenues increased $226,000 or 9.1%, to $2,715,000 for the three months ended June 30, 2006 compared to $2,489,000 for the three months ended June 30, 2005.

Revenues from the licensing market increased $275,000, or 15.0%, to $2,114,000 for the three months ended June 30, 2006 compared to $1,839,000 for the three months ended June 30, 2005. Increases in licensing revenue are primarily driven by new customer contracts and an increased reseller contribution.  Both of these succeses are primarily due to ADAM’s ongoing sales and marketing efforts to sign new customers and the technological initiatives undertaken to enable our content products to be used in broader applications within the healthcare industry such as electronic medical records and other point-of-care applications. As a percent of total revenues, revenues from the licensing market increased to 77.9% for the three months ended June 30, 2006 compared to 73.9% for the three months ended June 30, 2005.

Revenues from product increased $32,000, or 6.8%, to $506,000 for the three months ended June 30, 2006 compared to $474,000 for the three months ended June 30, 2005. The product revenues consist primarily of CD ROM and DVD-based product sales. This increase was mainly attributable to the accounting benefit of a change in our return policy and was partially offset by a decrease in revenue from our AIA product whose upgrade had been recently released and had stronger sales in 2005. As a percent of total revenues, revenues from product were 18.6% for the three months ended June 30, 2006 compared to 19.0% for the three months ended June 30, 2005.

Revenues from professional services and other sources accounted for less than 10% of revenue for both 2006 and 2005. These revenues are typically one time items such as custom work and the sale of images and subscriptions to our newsletter.  Aggregate revenues from this market were $95,000 during the three months ended June 30, 2006 which was a $81,000 or 46.0% decrease from the same period a year ago.  This decrease was mainly due to fewer custom work orders this year as our recurring customers licensed our products “as-is”, and lower revenue from images which had several larger transactions in 2005.

Operating Costs and Expenses

	Three Months
	Ended June 30,				2006 % of	2005 % of
	2006	2005	$ Change	% Change	Total Rev	Total Rev

Costs of Revenues	$509	$474	$35	7.4%	18.7%	19.0%
General and Administrative	565	601	(36)	-6.0%	20.8%	24.2%
Product and Content Development	350	343	7	2.0%	12.9%	13.8%
Sales and Marketing	454	453	1	0.2%	16.7%	18.2%
Depreciation and Amortization	37	37	—	0.0%	1.4%	1.5%
Total Operating Costs and Expenses	$1,915	$1,908	$7	0.4%	70.5%	76.7%

Cost of revenues increased $35,000, or 7.4%, to $509,000 for the three months ended June 30, 2006 compared to $474,000 for the three months ended June 30, 2005. Cost of revenues consists primarily of costs associated with (1) licensing, such as royalties and distribution license fees, (2) product sales, such as shipped product components, packaging and shipping costs and (3) amortization of capitalized software product and content development costs.  The increase in cost of revenues was primarily attributable to an $18,000 increase in product costs and a $16,000 increase in amortization of capitalized software.  As a percent of total revenues, cost of revenues was to 18.7% for the three months ended June 30, 2006 and to 19.0% for the three months ended June 30, 2005.

General and administrative expenses decreased $36,000, or 6.0%, to $565,000 for the three months ended June 30, 2006 from $601,000 for the three months ended June 30, 2005. This decrease was primarily attributable to a $187,000 net decrease in stock compensation expense mainly due to the decrease in our stock price and its effect on our variably priced stock option expense, an $18,000 decrease in consulting and temporary help expenses, offset by a $96,000 increase in salaries, employee recruiting and benefits, and a $59,000 increase in our estimated bad debt expense. As a percent of total revenues, general and administrative expenses were 20.8% for the three months ended June 30, 2006 compared to 24.2% for the three months ended June 30, 2005.

Product and content development, sales and marketing, and depreciation and amortization expenses for the three months ended June 30, 2006 were materially consistent with the same peiod a year ago.

As a result of the factors described above, operating profit increased $219,000 to $800,000 for the three months ended June 30, 2006 compared to an operating profit of $581,000 for the three months ended June 30, 2005.

Other Expenses and Income

Interest income, net, was $151,000 and $66,000 for the three months ended June 30, 2006 and 2005, respectively.

For the three months ended June 30, 2006, we recorded an income tax provision of $361,000, or 38% (our estimated effective tax rate) of our pretax income of $951,000. Additionally, we performed a periodic re-evaluation of our deferred tax asset and the related valuation allowance as of June 30, 2006 and based on our analysis we reduced the valuation allowance by an additional $361,000.  These two transactions fully offset one another and therefore had no effect on our net income for the three months ended June 30, 2006.

As a result of the above, we had a net income of $951,000 for the three months ended June 30, 2006 compared to a net income of $647,000 for the three months ended June 30, 2005.

Comparison of the Six Months Ended June 30, 2006 with the Six Months Ended June 30, 2005

Revenues

	Six months ended June 30,				2006 % of	2005 % of
	2006	2005	$ Change	% Change	Total Rev	Total Rev

Licensing	$4,236	$3,636	$600	16.5%	81.5%	75.3%
Product	742	879	(137)	-15.6%	14.3%	18.2%
Professional services/other	219	312	(93)	-29.8%	4.2%	6.5%
Total Net Revenues	$5,197	$4,827	$370	7.7%	100.0%	100.0%

Total revenues increased $370,000, or 7.7%, to $5,197,000 for the six months ended June 30, 2006 compared to $4,827,000 for the six months ended June 30, 2005.

Revenues from licensing increased $600,000, or 16.5%, to $4,236,000 for the six months ended June 30, 2006 compared to $3,636,000 for the six months ended June 30, 2005. The increase in licensing revenues was primarily driven by new customer contracts and increased reseller proceeds.  Revenues growth was seen in several licensing customer markets including  pharmaceuticals ($208,000), technology ($163,000), other healthcare ($134,000) and manged care/payer ($98,000). ADAM’s ongoing sales and marketing efforts to sign new customers and the technological initiatives undertaken to enable our content products to be used in broader applications within the healthcare industry, such as electronic medical records and other point-of-care applications, continues to succeed. As a percent of total revenues, revenues from licensing increased to 81.5% for the six months ended June 30, 2006 compared to 75.3% for the six months ended June 30, 2005.

Revenues from product, which consists primarily of CD ROM and DVD-based product, decreased $137,000, or 15.6%, to $742,000 for the six months ended June 30, 2006 compared to $879,000 for the six months ended June 30, 2005. This decrease was mainly attributable to the return of sales of A.D.A.M.’s Interactive Anatomy 4.0 2005 product to historical levels. Sales were above normal in 2005 due to the release of a major upgrade of this product which led to a spike in revenues. As a percent of total revenues, revenues from product decreased to 14.3% for the six months ended June 30, 2006 compared to 18.2% for the six months ended June 30, 2005.

Professional services and other revenues, which accounted for less than 10% of total revenues, for the six months ended June 30, 2006 and 2005 were $219,000 and $312,000, respectively. Other revenues consist mainly of subscriptions and sales of nonrecurring items such as images and custom work.

Operating Costs and Expenses

	Six Months
	Ended June 30,				2006 % of	2005 % of
	2006	2005	$ Change	% Change	Total Rev	Total Rev

Costs of Revenues	$997	$972	$25	2.6%	19.2%	20.1%
General and Administrative	1,125	1,195	(70)	-5.9%	21.6%	24.8%
Product and Content Development	710	662	48	7.3%	13.7%	13.7%
Sales and Marketing	889	854	35	4.1%	17.1%	17.7%
Depreciation and Amortization	75	91	(16)	-17.6%	1.4%	1.9%
Total Operating Costs and Expenses	$3,796	$3,774	$22	0.6%	73.0%	78.2%

Cost of revenues was $997,000 for the six months ended June 30, 2006 compared to $972,000 for the six months ended June 30, 2005.  Cost of revenues consists primarily of costs associated with (1) licensing, such as royalties and distribution license fees, (2) product sales, such as shipped product components, packaging and shipping costs and (3) amortization of capitalized software product and content development costs.  The $25,000, or $2.6%, increase was primarily due to an increase in amortization of capitalized software. As a percent of total revenues, cost of revenues increased to 19.2% for the six months ended June 30, 2006 compared to 20.1% for the six months ended June 30, 2005.

General and administrative expenses decreased $70,000, or 5.9%, to $1,125,000 for the six months ended June 30, 2006 from $1,195,000 for the six months ended June 30, 2005. This decrease was primarily attributable to a $291,000 net decrease in stock compensation expense mainly due to the decrease in our stock price and its effect on our variably priced stock option expense, offset by an $72,000 increase in salaries, employee recruiting and benefits, a $51,000 increase in professional fees, a $46,000 increase in our estimated bad debt expense, a $17,000 increase in taxes and licenses, and increases in rent, travel other general administrative expenses. As a percent of total revenues, general and administrative costs decreased to 21.6% for the six months ended June 30, 2006 compared to 24.8% for the six months ended June 30, 2005.

Product and content development expenses increased $48,000, or 7.3%, to $710,000 for the six months ended June 30, 2006 from $662,000 for the six months ended June 30, 2005. This increase was due to an $83,000 increase in salaries and payroll taxes, a $77,000 increase in consulting fees and a $53,000 decrease in the deferral of scope of work salary expense.  These increceases to development department expenses were offset by a $163,000 increase in amounts capitalized for ongoing projects and an $11,000 increase in general production expense.  As a percent of total revenues, product development expenses were to 13.7% for the six months ended June 30, 2006 and 2005.

Sales and marketing expenses increased $35,000, or 4.1%, to $889,000 for the six months ended June 30, 2006 from $854,000 for the six months ended June 30, 2005. This increase was primarily attributable to a $94,000 increase in salaries and commissions, a $27,000 increase in investor relations, and a $13,000 increase in travel.  These increases were offset by a $91,000 decrease in general marketing and advertiing expenses and a $11,000 decrease in consulting expense As a percent of total revenues, sales and marketing expenses was 17.1% for the six months ended June 30, 2006 compared to 17.7% for the six months ended June 30, 2005.

Depreciation and amortization expenses decreased $16,000, or 17.6%, to $75,000 for the six months ended June 30, 2006 from $91,000 for the six months ended June 30, 2005. This decrease was primarily attributable to a $13,000 decrease in amortization of intangible assets fully amortized during 2005. As a percent of total revenues, depreciation and amortization was 1.4% for the six months ended June 30, 2006 compared to 1.9% for the six months ended June 30, 2005.

As a result of the factors described above, operating profit increased $348,000 to $1,401,000 for the six months ended June 30, 2006 compared to an operating profit of $1,053,000 for the six months ended June 30, 2005.

Other Expenses and Income

Interest income, net, was $278,000 and $102,000 for the six months ended June 30, 2006 and 2005, respectively.  This $176,000 increase was primarily due to more invested funds and higher interest rates.

For the six months ended June 30, 2006, we recorded an income tax provision of $638,000, or 38% (our estimated effective tax rate) of our pretax income of $1,679,000. Additionally, we performed a periodic re-evaluation of our deferred tax asset and the related

valuation allowance as of June 30, 2006 and, based on our analysis, we reduced the valuation allowance by an additional $638,000.   These two transactions fully offset one another and, therefore, had no effect on our net income for the six months ended June 30, 2006.

As a result of the above, we had a net income of $1,679,000 for the six months ended June 30, 2006 compared to a net income of $1,155,000 for the six months ended June 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2006 we had cash and cash equivalents of $5,148,000, short term investments totaling $6,776,000  and working capital of $10,635,000.

Cash provided by operating activities was $1,158,000 during the six months ended June 30, 2006 as compared to $2,064,000 during the six months ended June 30, 2005. This $906,000 decrease was due primarily to the increase in the accounts receivable balance in 2006 compared to the decrease experienced in the first six months of of 2005. This effect was partially offset by increases in the 2006 over the 2005 six month net income (net of non-cash related add-backs such as depreciation and amortization and variable stock based compensation expense), an increase in the 2006 deferred revenue balance compared to the 2005 decreasing balance, an increase in the prepaid and other assets balance in 2006 versus the same six month period in 2005, and an increase in accounts payable balances.

Cash provided by investing activities was $706,000 during the six months ended June 30, 2006 as compared to cash used of $2,441,000 during the six months ended June 30, 2005. This year over year increase in cash inflow was due primarily to maturities of more short term investments, a decrease in the amount of investments purchased and decreased purchases of property and equipment.

Cash provided by financing activities increased to $466,000 during the six months ended June 30, 2006 compared to cash provided by financing activities of $158,000 during the six months ended June 30, 2005. The incease in cash provided by financing activities was attributable to cash used in 2005 to repurchase common stock to be held as treasury stock which was not repeated during the same six month period of 2006.  This was offset by a decrease in proceeds from the exercise of common stock options during the six months ended June 30, 2006 compared to 2005.

We also use working capital to finance ongoing operations, fund the development and introduction of new business strategies and internally developed software, acquire complementary businesses and acquire capital equipment.

Additional information regarding contracts and commitments that affect our liquidity and capital resources is provided in Note 9 (Commitments) to the unaudited financial statements included in this report.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to risk and related changes in interest rates relates primarily to our investment portfolio (see Note 3 - Investments). As of June 30, 2006, we had $5,148,000 of cash and cash equivalents, $6,776,000 in short term investments and $44,000 in restricted time deposits. Due to the conservative and short-term nature of our investment portfolio, we believe that even a sudden 10% change in interest rates would not have a material effect on the value of the portfolio. The average yield on our short-tem investments at June 30, 2006, all of which mature between September 2006 and January 2007, was approximately 5.13%. The impact on our future interest income depends largely on the gross amount of our investment portfolio. We do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates.

ITEM 4. CONTROLS AND PROCEDURES

Management has developed and implemented a policy and procedures for reviewing, on a quarterly basis, our disclosure controls and procedures and our internal control over financial reporting. Management, including our principal executive and financial officers, evaluated the effectiveness of the design and operation of disclosure controls and procedures as of the end of the period covered by this report and, based on their evaluation, our principal executive and financial officers have concluded that these controls and procedures are operating effectively. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file under the Exchange Act is accumulated and communicated to management, including the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management has evaluated any changes in our internal controls over financial reporting that occurred during the period covered in this report and has concluded there were no significant changes in our internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.  RISK FACTORS

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our 2006 Annual Meeting of Shareholders on  May 18, 2006. The following item was voted upon and the results of the voting were as follows:

To elect two directors, Clay E. Scarborough and Kevin S. Noland, to serve as Directors on our Board of Directors for terms of three years, expiring at the 2009 Annual Meeting of Shareholders and until their successors are elected and qualified. There were 7,158,329 and 6,693,114 votes for, and 188,491 and 653,706 votes withheld, for Mr. Scarborough and Mr. Noland, respectively.

Directors continuing in their positions are Daniel S. Howe, Mark Kishel, Robert S. Cramer, Jr., and John W. McClaugherty.

ITEM 6. EXHIBITS.

The following exhibits are filed with this report or incorporated herein by reference:

Exhibit Number	Exhibit Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

3.2	Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

3.3	Amended and Restated By-Laws (incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 33-96864, dated September 12, 1995, as amended).

10	Employment agreement with Mark B. Adams, Chief Financial Officer.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A.D.A.M., Inc.
(Registrant)

Date: August 14, 2006	By:	/s/ KEVIN S. NOLAND
Kevin S. Noland
President, Chief Executive Officer and Corporate Secretary

Date: August 14, 2006	By:	/s/ MARK B. ADAMS
Mark B. Adams Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10	Employment agreement with Mark B. Adams, Chief Financial Officer.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.