Form 10-Q
period 2006-09-30
ADAM INC
filed 2006-11-14
CIK 863650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of November 9, 2006 there were 9,258,221 shares of the Registrant’s common stock, par value $.01 per share, outstanding.

A.D.A.M., Inc.
Index
Form 10-Q for the Quarter Ended September 30, 2006

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

A.D.A.M., Inc.

Consolidated Balance Sheets

(In thousands, except share data)

	(Unaudited) September 30, 2006	December 31, 2005
Assets
Current assets
Cash & cash equivalents	$4,285	$2,816
Short term investments	2,743	7,861
Accounts receivable, net of allowances of $255 and $147, respectively	3,175	1,840
Restricted cash	—	25
Inventories	76	68
Prepaids and other current assets	3,104	463
Deferred financing costs, net	342	—
Deferred tax assets	—	221
Total current assets	13,725	13,294
Property and equipment, net	799	268
Intangible assets, net	10,208	953
Goodwill	31,262	2,043
Other assets	202	43
Deferred financing costs, net	933	—
Deferred tax assets, net of current portion	2,031	5,279
Total assets	$59,160	$21,880

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payables and accrued expenses	$3,073	$1,055
Deferred revenue	4,900	3,643
Note payable	1,500	—
Capital lease obligations – current portion	157	20
Deferred tax	65	—
Total current liabilities	9,695	4,718
Capital lease obligations, net of current portion	138	18
Other liabilities	1,396	—
Long-term debt	25,000	—
Total liabilities	36,229	4,736
Commitments and contingencies
Shareholders’ equity
Common stock, $.01 par value; 20,000,000 shares authorized; 9,250,304 shares issued and 8,980,545 shares outstanding at 9/30/2006 and 8,482,772 shares issued and 8,213,013 shares outstanding at 12/31/2005	92	85
Treasury stock, at cost, 269,759 shares	(1,088)	(1,088)
Additional paid-in capital	53,965	50,350
Unrealized loss on investments	(11)	(11)
Accumulated deficit	(30,027)	(32,192)
Total shareholders’ equity	22,931	17,144
Total liabilities and shareholders’ equity	$59,160	$21,880

The accompanying notes are an integral part of these consolidated financial statements.

A.D.A.M., Inc.

Consolidated Statements of Operations

(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues, net:
Licensing	$3,915	$1,961	$8,152	$5,597
Product	368	581	1,110	1,460
Professional services and other	190	178	408	490
Total revenues, net	4,473	2,720	9,670	7,547

Cost of Revenues:
Cost of revenues	587	279	1,208	891
Cost of revenues - amortization	257	173	634	533
Total cost of revenues	844	452	1,842	1,424
Gross profit	3,629	2,268	7,828	6,123

Operating expenses:
Product and content development	874	441	1,584	1,103
Sales and marketing	801	508	1,690	1,363
General and administrative	1,274	608	2,472	1,893
Total operating expenses	2,949	1,557	5,746	4,359

Operating income	680	711	2,082	1,764

Interest expense	372	8	376	27
Interest income	(178)	(109)	(459)	(230)

Income before income taxes	486	812	2,165	1,967
Income tax benefit	—	(5,600)	—	(5,600)

Net income	$486	$6,412	$2,165	$7,567
Basic net income per common share	$0.06	$0.79	$0.26	$0.94
Basic weighted average number of common shares outstanding	8,711	8,168	8,487	8,084
Diluted net income per common share	$0.05	$0.67	$0.21	$0.80
Diluted weighted average number of common shares outstanding	10,096	9,533	10,079	9,422

The accompanying notes are an integral part of these consolidated financial statements.

A.D.A.M., Inc.

Consolidated Statement of Changes in Shareholders’ Equity

(In thousands, except share data)
(Unaudited)

						Accumulated
					Additional	Other
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income/(Loss)	Deficit	Total
Balance at December 31, 2005	8,482,772	$85	(269,759)	$(1,088)	$50,350	$(11)	$(32,192)	$17,144
Comprehensive income:
Net income	—	—	—	—	—	—	2,165	2,165
Unrealized gain (loss) on investments	—	—	—	—	—	—	—	—
Total comprehensive income								2,165
Stock-based compensation expense	—	—	—	—	120	—	—	120
Common shares issued related to OBI acquisition	529,100	5	—	—	2,995	—	—	3,000
Exercise of common stock options	238,432	2	—	—	500	—	—	502
Balance at September 30, 2006	9,250,304	$92	(269,759)	$(1,088)	$53,965	$(11)	$(30,027)	$22,931

The accompanying notes are an integral part of these consolidated financial statements.

A.D.A.M., Inc.

Consolidated Statements of Cash Flows

(In thousands)
(Unaudited)

	Nine Months Ended
	September 30, 2006	September 30, 2005
Cash flows from operating activities
Net income	$2,165	$7,567
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	765	670
Stock compensation for services	—	23
Stock option compensation expense	120	158
Other, net	(19)	(15)
Deferred income taxes	—	(5,600)
Changes in assets and liabilities, net of effects from acquisition:
Accounts receivable	(110)	549
Inventories	(8)	29
Prepaids and other assets	(61)	(168)
Accounts payable and accrued expenses	(223)	(54)
Other liabilities	153	—
Deferred revenue	(327)	4
Net cash provided by operating activities	2,455	3,163
Cash flows from investing activities
Acquisition of subsidiary, net of cash acquired of $1,548.	(29,353)	—
Purchases of property and equipment	(113)	(222)
Repayments on notes receivable	—	192
Net change in restricted time deposits	24	47
Software product and content development costs	(589)	(293)
Maturities and reclassifications of investments	2,055	2,226
Net sale proceeds (purchase) of investments available-for-sale	3,063	(6,800)
Net cash used by investing activities	(24,913)	(4,850)
Cash flows from financing activities
Proceeds from issuance of term note	20,000	—
Proceeds from issuance of convertible notes	5,000	—
Payment of financing costs	(1,339)	—
Proceeds from exercise of common stock options and warrants	502	679
Repurchase of common stock to be held as treasury stock	—	(496)
Repayments on capital leases	(236)	(12)
Net cash provided by financing activities	23,927	171
Increase (decrease) in cash and cash equivalents	1,469	(1,516)
Cash and cash equivalents, beginning of period	2,816	3,242
Cash and cash equivalents, end of period	$4,285	$1,726

Interest paid	$1,350	$3
Supplemental disclosures of noncash transactions:
Assets acquired and liabilities assumed related to the acquisition of Online Benefits:
Working capital other than cash	$3,741	$—
Property, plant, and equipment	549	—
Intangibles	9,300	—
Goodwill	29,200
Long-term assets	157	—
Current liabilities	(5,459)	—
Noncurrent liabilities	(1,601)	—
Deferred income tax liabilities	(3,534)	—
Less: issuance of common stock related to the acquisition	(3,000)	—
Cash paid to acquire Online Benefits	$29,353	$—

The accompanying notes are an integral part of these consolidated financial statements.

A.D.A.M., Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2006

1. BUSINESS AND BASIS OF PRESENTATION

Business

We provide high-quality health information and benefits management solutions to healthcare organizations, employers, consumers, and educational institutions. With an industry-leading employee and human resources (HR)  benefits management platform and one of the largest consumer health information libraries in the world, A.D.A.M. products empower consumers to get smart about their health and wellness, manage their personal benefits and health account finances, while helping organizations reduce the costs of healthcare and benefits administration.

Our highly illustrated and interactive health content can be used for learning about general health concerns, specific diseases, medical conditions and treatments, surgical procedures, drug information, wellness topics, alternative medicine and more. We also develop a number of decision support products such as our Health Risk Assessment library and DecisionAssist tools that guide consumers in making good healthcare decisions by better understanding their health condition and needs. Our content products and decision support tools are sold primarily through annual licensing agreements to a variety of healthcare and health-related organizations including hospitals, health plans, integrators, pharmaceutical companies, care management vendors, health-oriented Internet websites, and healthcare technology companies. Our content products can be incorporated into a customer’s website, embedded in healthcare applications such as a care management or disease management application, delivered in a printed or CD-ROM format, or combined with other products that may be offered to a healthcare consumer.

Our HR benefits management solutions include Benergy, an award-winning employer and employee self-service portal to administer, learn about, enroll in, and manage benefits. Benergy reduces costs by automating many HR and benefits tasks, and serves as a communication vehicle between employer and employee.  With A.D.A.M.’s high-quality health content and tools, this solution also serves as a health management platform ideal for consumer driven health plans. Benergy is distributed primarily to the small to mid-size employer market through annual licensing agreements with insurance brokers, payroll service providers, and benefits consultants.

In addition to solutions for employers and employees, we also offer products and services for the insurance broker market, including flexible spending account (FSA) administration, Agencyware, an insurance agency management system and Client Community, a dedicated web portal for insurance brokers to interact with their HR customers and prospects.

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

Operating results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 or any future period.

2. STOCK-BASED COMPENSATION

On January 14, 1999, certain option grants were canceled at the election of their holders and then replaced that day on a one-for-one basis with new options with an exercise price equal to the closing market price that day, $5.25. These options are accounted for in accordance with FASB Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions involving Stock Compensation (an interpretation of APB 25)”, which provides guidance on the accounting for certain stock option transactions and subsequent amendments to stock option transactions. FIN 44 requires compensation cost for these variably priced options to be recorded to the extent that the current market price exceeds the options’ grant price. The expense is to be adjusted for increases or decreases in the intrinsic value of the modified awards in subsequent periods and until the awards have been exercised, forfeited, or expired. We had 173,149 and 224,638 variably priced options outstanding at September 30, 2006 and December 31, 2005, respectively, all of which had fully vested by January 2002 and are accounted for under FIN 44. There were 51,489 variably priced options exercised in the nine months ended September 30, 2006, all during the first three months of 2006.  We recorded stock-based compensation expense of $133,000 and stock-based compensation benefit $44,000 for the three and nine months ended September 30, 2006, respectively. For the three and nine months ended September 30, 2005, we recorded stock-based compensation expense of $2,000 and $158,000, respectively.

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

As a result of the adoption of Statement 123(R), we recorded $122,000 and $164,000 of stock-based compensation expense for the three and nine months ended September 30, 2006 related to our employee stock options, not including those variable options described above. Had we continued to account for these options under APB 25 we would have recorded no such expense. After recording the expense through September 30, 2006, there remained approximately $2,264,000 of unrecognized compensation cost related to unvested employee stock options to be recognized over the next 3.4 years.

We used the Black-Scholes method (which models the value over time of financial instruments) to estimate the fair value at grant date of the options. The Black-Scholes method uses several assumptions to value an option. We used the following assumptions:

•                     Expected Dividend Yield - because we do not currently pay dividends, our expected dividend yield is zero.

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

The weighted-average assumptions used in the option pricing model for stock option grants were as follows:

Nine Months Ended September 30,	2006
Expected Dividend Yield	—
Expected Volatility in Stock Price	73.58%
Risk-Free Interest Rate	4.73%
Expected Life of Stock Awards	3.5 years
Weighted Average Fair Value at Grant Date	$3.02

Had we determined employee compensation costs using a fair value based methodology at the grant date for our stock options under SFAS 123(R) in 2005 as well, our pro forma consolidated net income for the year ago quarter and year-to-year date would have been as follows (in thousands, except per share data):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2005	2005

Net income as reported	$6,412	$7,567
Add stock-based compensation expense included in reported net income	2	158
Deduct total stock-based compensation determined under fair-value based methods for all employee awards	(30)	(261)

Pro forma net income	$6,384	$7,464
Basic net income per share
As reported	$0.79	$0.94
Pro forma	$0.78	$0.92

Diluted net income per share
As reported	$0.67	$0.80
Pro forma	$0.67	$0.79

In 2002, our Board of Directors adopted and our shareholders approved our 2002 Stock Incentive Plan, under which we have reserved 1,500,000 shares of common stock pursuant to the grant of incentive or non-qualified stock options to full-time employees and key persons. Options are granted at an exercise price as determined by our Board of Directors, which may not be less than the fair market value of our common stock at the date of the grant, and the options generally vest ratably over a three-year period. Options granted under the Plan generally expire ten years from the date of grant.

The following table summarizes stock option activity for the nine months ended September 30, 2006:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (years)	Value ($000)
Outstanding at December 31, 2005	2,818,331	$3.81	5.32

Granted	762,500	5.50
Exercised	(238,432)	2.11
Canceled or expired	(8,200)	7.96

Outstanding at September 30, 2006	3,334,199	4.30	3.90	10,602
Exercisable	2,542,532	3.95	4.50	9,376

Intrinsic value was calculated by multiplying the number of options times the amount by which the Company’s market price at September 30, 2006 exceeded the strike price for each option. The market price at September 30, 2006 was $6.99.

3. ACQUISITION OF ONLINE BENEFITS, INC. AND SUBSIDIARIES

On August 14, 2006, A.D.A.M acquired all of the outstanding capital stock of Online Benefits, Inc. and Subsidiaries (Online Benefits) from the shareholders thereof, for an aggregate purchase price of $33,901,000, which is comprised of $29,500,000 in cash, 529,100 shares of the Company’s common stock having a value of $3,000,000, and $1,401,000 in transaction costs pursuant to the Agreement and Plan of Merger dated as of August 14, 2006.

The acquisition of Online Benefits was made to expand the Company’s distribution and customer base.  The results of operations of Online Benefits are included in the accompanying consolidated financial statements of the Company commencing on August 14, 2006.

The allocation of the purchase price consideration paid at closing to the assets acquired and liabilities assumed was based upon estimates of the fair market value of the acquired assets and assumed liabilities in accordance with FAS 141.  The fair values assigned to the intangibles acquired were formulated based on an independent third-party evaluation.

The purchase price of the acquisition is set forth below (in thousands):

Issuance of common stock	$3,000
Cash paid	29,500
Total consideration paid to sellers	32,500
Additional cash paid for transaction costs	1,401
Total purchase price	33,901
Less: noncash item of issuance of common stock	(3,000)
Less: cash acquired in the acquisition	(1,548)
Net cash paid for acquisition	$29,353

In addition, the Company established escrow deposit accounts related to the acquisition of Online Benefits, which have been recorded on the accompanying consolidated balance sheet in prepaids and other current assets.

The estimate of the fair value of the assets acquired and liabilities assumed is set forth below (in thousands):

Assets acquired:
Current assets	$5,289
Property and equipment	549
Intangible asset – customer list	8,800
Intangible asset – technology	500
Long-term assets	157
Total assets acquired	15,295

Liabilities assumed:
Current liabilities	(5,459)
Non-current liabilities	(1,601)
Deferred tax liabilities	(3,534)
Total liabilities assumed	(10,594)
Net assets acquired	4,701

Costs in excess of net assets acquired (recorded goodwill)	29,200
Total fair value of net assets acquired and goodwill	$33,901

The following unaudited combined pro forma financial information presents the results of operations of the Company as if the acquisition had occurred at the beginning of each of the periods presented.  Adjustments to the combined financial information related to the acquisition that affect the results of operations include the interest expense associated with the debt issued in conjunction with the acquisition and amortization of the fair value of intangible assets.  This pro forma information does not purport to be indicative of what would have occurred had the acquisition occurred as of January 1, 2006 and 2005 or of results of operations that may occur in the future.

	For the Three Months Ended,		For the Nine Months Ended,
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Revenues	$6,072	$5,981	$17,939	$17,107
Operating income	542	889	2,206	1,963
Net income (loss)	(443)	5,768	(187)	5,303
Basic net income (loss) per common share	(0.05)	0.66	(0.02)	0.62
Diluted net income (loss) per common share	(0.05)	0.57	(0.02)	0.53

4. DEBT

Note Payable

Effective August 14, 2006, the Company assumed a debt of $1,500,000 in conjunction with the acquisition of Online Benefits.

Per the original agreement between the lender and Online Benefits, payments of principal and interest were to commence on the third anniversary date (August 2004) to the extent Online Benefits received revenue share payments through that date, and again on the fourth anniversary date (if principal and interest remained unpaid) to the extent Online Benefits received revenue share payments in the previous twelve-month period.  No revenue share payments have been received through September 30, 2006.  Also, at September 30, 2006, since the Company had senior obligations outstanding, no payments were due on this note.

This debt was secured by a first priority lien on the software product Online Benefits developed under the Joint Development Agreement and a second priority lien on all other assets of Online Benefits so long as any Senior Obligations, as defined, were outstanding after which this debt would be secured by all the assets of Online Benefits.

The debt bears interest at the rate of 8% per annum, compounded quarterly, and payable annually in arrears, increasing to 12% upon the occurrence of an Event of Default, as defined.  Online Benefits paid interest due on the August 31, 2002 anniversary date; however, it made no annual interest payments subsequent to that date due to the agreement between the parties.  The lender has now claimed the debt is in default, and, therefore, the Company has shown the outstanding balance as current on the accompanying consolidated balance sheet.  Under the terms of the Loan Agreement and an Intercreditor Agreement between Online Benefits, the third party lender and Note holders, the third party lender is precluded from taking any action to accelerate payment of obligations under this debt. Accrued interest, at the 8% rate per annum, amounted to approximately $556,000 at September 30, 2006.

Long-term debt

In conjunction with the acquisition of Online Benefits, the Company entered into a credit agreement (Credit Agreement) with Capital Source Finance LLC (Lender). The Credit Agreement, with related balances at September 30, 2006, is summarized below (numbers in column are in thousands):

$2,000,000 revolver with Lender - principal repayable in full in August 2011; interest at LIBOR plus 4% or the prime rate (8.25% at September 30, 2006) plus 2.75%, payable quarterly in arrears; revolver unused facility fee of 0.5% per annum of the average daily balance of the unused portion, payable monthly in arrears	$—

$20,000,000 term loan with Lender - principal repayable in quarterly installments of varying amounts ($1.0 million from December 2007 through September 2008, $1.25 million through September 2010, and $1.5 million through September 2011), interest same as revolver; prepayment premium of either 2% (prior to first anniversary) or 1% (between first and second anniversary) of prepaid amount	20,000

$5,000,000 convertible note with Lender - principal repayable in full in August 2011; interest at LIBOR plus 2.5% or the prime rate plus 1.25%, payable quarterly in arrears; prepayment premium same as term loan; all or any portion of the principal balance is convertible at the option of the Lender into common stock of the Company at a conversion price per share as defined in the agreement	5,000
$25,000

In connection with the Credit Agreement, the Company entered into a Conversion and Registration Rights Agreement dated as of August 14, 2006, which specifies terms applicable to the conversion of the convertible note and provides the Lender with certain registration rights with respect to the shares issuable on conversion of the convertible note.

In addition to the above terms, there is a provision for a prepayment of 50% excess cash flow, as defined in the Credit Agreement.  The Credit Agreement is secured by (i) a first lien on all existing and future tangible and intangible assets and personal property and equity stock of the Company and any existing and future subsidiaries, and (ii) a pledge of 100% of the Company’s subsidiaries capital stock.  The Credit Agreement contains other customary financial covenants.

5. INVESTMENTS

Our investments are classified as available-for-sale and are therefore recorded at fair value based on current market rates. Changes in the fair value are included in the equity section of our balance sheet and reported in our Consolidated Statement of Changes in Shareholders’ Equity.

Our short-term investments at September 30, 2006 included the following (in thousands):

Description	Balance	Purchased	Maturity	Yield at 9/30/2006
Mutual Funds
- AIM Floating Fund	$440	10/14/05	10/14/06	5.53%
- AIM Floating Fund	1,123	11/15/05	11/15/06	5.53%
- AIM Floating Fund	337	12/16/05	12/16/06	5.53%
- AIM Floating Fund	843	1/18/06	1/18/07	5.53%
Total Short-term Investments	$2,743

At December 31, 2005, our short-term investments included the following (in thousands):

Description	Balance	Purchased	Maturity	Yield at 12/31/2005
Mutual Funds
- Eaton Vance Floating Fund	$2,021	3/17/2005	3/17/2006	4.33%
- AIM Floating Fund	2,014	9/1/2005	9/1/2006	4.91%
- AIM Floating Fund	1,007	9/22/2005	9/22/2006	4.91%
- AIM Floating Fund	1,007	9/23/2005	9/23/2006	4.91%
- AIM Floating Fund	503	10/14/2005	10/14/2006	4.91%
- AIM Floating Fund	1,008	11/15/2005	11/15/2006	4.91%
- AIM Floating Fund	301	12/16/2005	12/16/2006	4.91%

Total Short-term Investments	$7,861

6. COMPREHENSIVE INCOME

During the three and nine months ended September 30, 2006, we reported comprehensive income of $486,000 and $2,165,000, respectively. During the three and nine months ended September 30, 2005, we reported comprehensive income of $6,419,000 and $7,561,000 respectively.

7. INTANGIBLE ASSETS

Intangible assets consist of purchased intellectual content, purchased customer list and contracts, capitalized software product and content development costs to be sold, leased or otherwise marketed, and software development costs for internal use software.

Capitalized software product and content development costs to be sold, leased or otherwise marketed consist principally of salaries and certain other expenses directly related to the development and modifications of software products and content.  Amortization of capitalized software product and content development costs is provided at the greater of the ratio of current product revenue to the total of current and anticipated product revenue or on a straight-line basis over the estimated economic life of the software, which we have determined to generally be two years.

We expense costs incurred in the preliminary project planning stage and thereafter capitalize costs incurred in developing or obtaining internal use software. Costs, such as maintenance and training, are expensed as incurred. Capitalized costs are amortized over their estimated useful life, generally three years.

Intangible assets are summarized as follows (in thousands):

	Estimated amortizable	September 30,	December 31,
	lives (years)	2006	2005
Intangible Assets:
Capitalized software products and content to be sold, leased or otherwise marketed	2 – 3	$4,364	$3,351
Software developed for internal use	3	339	263
Purchased intellectual content	3	1,431	1,431
Purchased customer contracts	2	333	333
Purchased customer list	15	8,800	—

Intangible assets, gross		15,267	5,378

Accumulated amortization:
Capitalized software products and content to be sold, leased or otherwise marketed		(3,037)	(2,559)
Software developed for internal use		(181)	(102)
Purchased intellectual content		(1,431)	(1,431)
Purchased customer contracts		(333)	(333)
Customer list		(77)	—

Accumulated amortization		(5,059)	(4,425)

Intangible assets, net		$10,208	$953

Amortization expense, related to intangibles, for the three and nine months ended September 30, 2006 was $257,000 and $634,000, respectively. For the three and nine months ended September 30, 2005, total amortization expense was $186,000 and $590,000, respectively, including $173,000 and $532,000, respectively, for amortization of capitalized software reported in cost of revenues. The remaining $13,000 and $58,000 of amortization for the three and nine months ended September, 2005, respectively, was related to purchased intellectual content and customer contracts which were fully amortized in 2005.

For the three and nine months ended September 30, 2006, additions to intangibles, with the exception of the intangibles related to the acquisition discussed in Note 13, were approximately $231,000 and $589,000 and were related to software development.

8. NET INCOME PER COMMON SHARE

We compute basic net income per share by dividing net income by the weighted average number of common shares outstanding for each period. Diluted net income per share is based upon the addition of the effect of common stock equivalents (stock options, warrants and convertible debt) to the denominator of the basic net income per share calculation using the treasury stock method if their effect is dilutive. The computation of net income per share for the three and nine months ended September 30, 2006 and 2005 is as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Net income	$486	$6,412	$2,165	$7,567
Weighted average common shares outstanding - basic	8,711	8,168	8,487	8,084
Weighted average common share equivalents (stock options, warrants and convertible debt)	1,385	1,365	1,592	1,338
Weighted average common shares outstanding - diluted	10,096	9,533	10,079	9,422
Net income per share:
Basic	$0.06	$0.79	$0.26	$0.94
Diluted	$0.05	$0.67	$0.21	$0.80

Anti-dilutive stock options, warrants outstanding and convertible debt	829	535	564	545

9. NON-CONSOLIDATED AFFILIATE

We have one non-consolidated affiliate, ThePort Network, Inc. (formerly ThePort.com, Inc.) (“ThePort”). As of September 30, 2006, we had an approximate 32% voting interest in ThePort and this investment was accounted for under the equity method. As of September 30, 2006 and December 31, 2005, the carrying value of this investment was $0. We have no future obligations to fund ThePort.

10. RELATED PARTY TRANSACTIONS

Investment and Sublease with BeBetter Networks, Inc.

At September 30, 2006 and December 31, 2005, we had a 2% investment in BeBetter Networks, Inc. (“BeBetter”). As of September 30, 2006 and December 31, 2005, our Chairman of the Board of Directors held an approximate 2% voting interest in this company. We account for the investment under the cost method, as we have less than a 20% ownership and do not exercise significant influence over the investee.

At September 30, 2006 and December 31, 2005, the carrying value of our investment in BeBetter was $0. We have no plans to make additional investments in BeBetter in the future.

In September 2005, BeBetter vacated the space we had been subleasing to them on a month to month basis at $585 per month.

Investment and Sublease with ThePort Network, Inc.

As of September 30, 2006 and December 31, 2005, we held an approximate 32% voting interest in ThePort Network, Inc. (“ThePort”). Our Chairman of the Board of Directors, who also currently serves as the Chairman of the Board of Directors of ThePort, held an approximate 7% voting interest in ThePort at September 30, 2006 and

December 31, 2005 and held a convertible note from and made loans to ThePort in the amount of approximately $1,519,000 and $1,369,000 at September 30, 2006 and December 31, 2005, respectively. Two of our other directors also own equity interests in ThePort. The investment is being accounted for under the equity method (see Note 1 to the financial statements included in our Annual Report on Form 10-KSB).

At September 30, 2006 and December 31, 2005, the carrying value of our investment in ThePort was $0. We have not adjusted our investment below zero for our share of ThePort’s losses since then and through September 30, 2006, as we have not provided or committed to provide any additional financial support to ThePort.

In September 2006, ThePort vacated the space we had been subleasing to them on a month to month basis at $1,200 per month.

11. COMMITMENTS AND CONTINGENCIES

Leases

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

	License	Real Estate	Other Operating	Capital
	Agreements	Leases	Leases	Lease

2006	$81	$393	$58	$48
2007	—	1,600	187	164
2008	—	1,594	72	95
2009	—	1,465	46	25
2010	—	1,530	27	—
Thereafter	—	784	4	—
Total future minimum lease payments and payments under license agreements	$81	$7,366	$394	332
Less - amounts representing interest				(37)

Present value of future minimum lease payments				295

Less - current portion				(157)

				$138

We do not have any investments in joint ventures or special purpose entities, and do not guarantee the debt of any third parties. Our subsidiaries are 100% owned by us and are included in our consolidated financial statements.

Our headquarters are located in approximately 12,000 square feet of leased office space in Atlanta, Georgia. The space is leased for a term ending in September 2008.  We have additional leased office space of 35,806 square feet in Uniondale, New York.  The space is leased for a term ending in June 2011.  Approximately 20,200 square feet is sublet to unrelated third parties for $37,000 per month.  The difference between our lease rate and the income from the sublease contracts has been recorded as a liability on our accompanying consolidated balance sheet.

Guarantees

We indemnify our customers from third party claims of intellectual property infringement relating to the use of our products. Historically, costs related to this guarantee have not been significant and we are unable to estimate the potential impact of this guarantee on our future results of operations.

12. CONCENTRATIONS

No one customer accounted for more than 10% of our revenues during the three and nine months ended September 30, 2006 or 2005.

13. INCOME TAXES

For the three and nine months ended September 30, 2006 we recorded an income tax provision of $185,000 and $823,000, or 38% (our estimated effective tax rate) of our pretax income. Additionally, we performed our quarterly evaluation of the deferred tax asset and the related valuation allowance as of September 30, 2006. Based on our analysis for the three months ended September 30, 2006, we reduced the valuation allowance by $185,000. The total reduction of the valuation allowance for the nine months ended September 30, 2006 was $823,000. These two transactions fully offset one another and therefore our income tax provision was zero for the three and nine months ended September 30, 2006.  As a result of realizing this aggregate $823,000 of our deferred tax asset during the nine months ended September 30, 2006, we reduced the related valuation allowance to $9,177,000 at September 30, 2006 from $10,000,000 at December 31, 2005.

No provision for income taxes had been reflected for the three or nine months ended September 30, 2005, as we had sufficient net operating loss carry forwards to offset taxable income. As of September 30, 2005, we maintained a valuation allowance against our total net deferred tax asset balance.

At September 30, 2006 we had net operating loss (NOL) and R&D credit carryforwards available for tax purposes of approximately $34,000,000 and $1,000,000, respectively, which will expire on December 31 in years 2006 through 2022 and 2023, respectively.  Online Benefits had net operating loss carryforwards available for tax purposes of approximately $32,500,000, which will expire on December 31 in years 2006 through 2023.

14. LEGAL PROCEEDINGS

The Company is involved with several legal actions arising in the normal course of business. Although the final outcome of these matters cannot be determined, it is the Company’s opinion the final resolution of these matters will not have a material adverse effect on its financial position.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We provide high-quality health information and benefits management solutions to healthcare organizations, employers, consumers, and educational institutions. With an industry-leading employee and human resources (HR)  benefits management platform and one of the largest consumer health information libraries in the world, A.D.A.M. products empower consumers to get smart about their health and wellness, manage their personal benefits and health account finances, while helping organizations reduce the costs of healthcare and benefits administration.

Our highly illustrated and interactive health content can be used for learning about general health concerns, specific diseases, medical conditions and treatments, surgical procedures, drug information, wellness topics, alternative medicine and more. We also develop a number of decision support products such as our Health Risk Assessment library and DecisionAssist tools that guide consumers in making good healthcare decisions by better understanding their health condition and needs. Our content products and decision support tools are sold primarily through annual licensing agreements to a variety of healthcare and health-related organizations including hospitals, health plans, integrators, pharmaceutical companies, care management vendors, health-oriented Internet websites, and healthcare technology companies. Our content products can be incorporated into a customer’s website, embedded in healthcare applications such as a care management or disease management application, delivered in a printed or CD-ROM format, or combined with other products that may be offered to a healthcare consumer.

Our HR benefits management solutions include Benergy, an award-winning employer and employee self-service portal to administer, learn about, enroll in, and manage benefits. Benergy reduces costs by automating many HR and benefits tasks, and serves as a communication vehicle between employer and employee.  With A.D.A.M.’s high-quality health content and tools, this solution also serves as a health management platform ideal for consumer driven health plans. Benergy is distributed primarily to the small to mid-size employer market through annual licensing agreements with insurance brokers, payroll service providers, and benefits consultants.

In addition to solutions for employers and employees, we also offer products and services for the insurance broker market, including flexible spending account (FSA) administration, Agencyware, an insurance agency management system and Client Community, a dedicated web portal for insurance brokers to interact with their HR customers and prospects.

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

We generate revenues mainly in three ways – licensing, professional services and product sales. Licensing revenue is recognized ratably over the term of the license agreement beginning after delivery has occurred when we have determined that the fees from the agreement are fixed and determinable, and there are no significant return or acceptance provisions. When a contract includes multiple elements, such as services, the entire fee is allocated to each respective element based on vendor specific objective evidence of fair value, and recognized when the revenue criteria for each element is met. Service revenues are generally recognized upon completion and acceptance by the customer. For revenue arrangements in which we sell through a reseller, we do not recognize revenue until an agreement has been finalized between the customer and our authorized reseller and the content has been delivered to the customer by the reseller. Revenue is not recognized unless collectibility is reasonably assured. Revenues from product sales are generally recognized at the time title passes to customers, distributors or resellers. Revenues from royalty agreements are recognized as earned based upon performance or product shipment.

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

•      Income Taxes

As part of the process of preparing our consolidated financial statements we are required to estimate our taxes in each of the jurisdictions in which we operate. This process involves management estimating the actual tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and U.S. GAAP purposes. These differences result in deferred tax assets and liabilities, which are included within our accompanying consolidated balance sheet. We must then assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2006 with the Three Months Ended September 30, 2005

Certain items have been reclassified to conform to the current period presentation.

Revenues

	Three Months ended September 30,				2006 % of	2005 % of
	2006	2005	$ Change	% Change	Total Rev	Total Rev

Licensing	$3,915	$1,961	$1,955	99.7%	87.5%	72.1%
Product	368	581	(213)	(36.7)%	8.2%	21.4%
Professional services and other	190	178	11	6.2%	4.3%	6.5%
Total Net Revenues	$4,473	$2,720	$1,753	64.4%	100.0%	100.0%

Total revenues increased $1,753,000 or 64.4%, to $4,473,000 for the three months ended September 30, 2006 compared to $2,720,000 for the three months ended September 30, 2005.

Revenues from the licensing market increased $1,955,000, or 99.7%, to $3,915,000 for the three months ended September 30, 2006 compared to $1,961,000 for the three months ended September 30, 2005. The increase in revenues was primarily due to the acquisition of Online Benefits and its $1,767,000 of revenues and revenues from their new customers and new contracts.  The new contracts are primarily due to the Company’s ongoing sales and marketing efforts to sign new customers and the technological initiatives undertaken to enable our content products to be used in broader applications within the markets we serve. As a percent of total revenues, revenues from the licensing market increased to 87.5% for the three months ended September 30, 2006 compared to 72.1% for the three months ended September 30, 2005.

Revenues from product sales decreased $213,000, or 36.7%, to $368,000 for the three months ended September 30, 2006 compared to $581,000 for the three months ended September 30, 2005. The product revenues consist primarily of CD ROM and DVD-based product sales to the educational market. This decrease was the result of a large order in 2005, as well as 2005 benefiting from the first year uplift from the release of our AIA product upgrade.   As a percent of total revenues, revenues from product were 8.2% for the three months ended September 30, 2006 compared to 21.4% for the three months ended September 30, 2005.

Revenues from professional services and other sources accounted for less than 7% of revenue for both 2006 and 2005. These revenues are typically one time items such as custom implementation services, subscriptions to our in-depth reports, and sales of nonrecurring items such as images.  Aggregate revenues were $190,000 for the three months ended September 30, 2006 which was an $11,000 or 6.2% increase from the same period a year ago.

Operating Costs and Expenses

Certain items have been reclassified to conform to the current period presentation.

	Three Months
	Ended September 30,				2006 % of	2005 % of
	2006	2005	$ Change	% Change	Total Rev	Total Rev

Cost of Revenues	$587	$279	$308	110.4%	13.1%	10.2%
Cost of Revenues – Amortization	257	173	84	48.6%	5.7%	6.4%
General and Administrative	1,274	608	666	109.5%	28.5%	22.4%
Product and Content Development	874	441	433	98.2%	19.5%	16.2%
Sales and Marketing	801	508	293	57.7%	17.9%	18.7%
Total Operating Costs and Expenses	$3,793	$2,009	$1,784	88.8%	84.7%	73.9%

Cost of revenues increased $308,000, or 110.4%, to $587,000 for the three months ended September 30, 2006 compared to $279,000 for the three months ended September 30, 2005. Cost of revenues consists primarily of costs associated with (1) licensing, such as royalties and distribution license fees, (2) product sales, such as shipped product components, packaging and shipping costs, and (3) implementation costs related to professional services.  The increase in cost of revenues was primarily attributable to a $282,000 increase from the acquisition of Online Benefits.    As a percent of total revenues, cost of revenues was 13.1% for the three months ended September 30, 2006 and 10.2% for the three months ended September 30, 2005.

Cost of revenues – amortization increased $84,000, or 48.6%, to $257,000 for the three months ended September 30, 2005.  Cost of revenues – amortization consists primarily of costs associated with amortization of capitalized customer lists, software product, and content development costs.  As a percent of total revenues, cost of revenues – amortization was 5.7% for the three months ended September 30, 2006 and 6.4% for the three months ended September 30, 2005.

General and administrative expenses increased $666,000, or 109.5%, to $1,274,000 for the three months ended September 30, 2006 from $608,000 for the three months ended September 30, 2005. This increase was primarily attributable to a (1) $301,000 increase from the acquisition of Online Benefits and (2) stock-based compensation expense increase due to our increased stock price and its effect on our variably priced stock option expense, offset by a $141,000 increase in salaries, employee recruiting and benefits, and a $43,000 decrease in our estimated bad debt expense. As a percent of total revenues, general and administrative expenses were 28.5% for the three months ended September 30, 2006 compared to 22.4% for the three months ended September 30, 2005.

Product and content development expenses increased $433,000, or 98.2%, to $874,000 for the three months ended September 30, 2006 from $441,000 for the three months ended September 30, 2005.  This increase was primarily attributable to the acquisition of Online Benefits.  As a percent of total revenues, product and content development expenses were 19.5% for the three months ended September 30, 2006 compared to 16.2% for the three months ended September 30, 2005.

Sales and marketing expenses increased $293,000, or 57.7%, to $801,000 for the three months ended September 30, 2006 from $508,000 for the three months ended September 30, 2005.  This increase was primarily attributable to the acquisition of Online Benefits.  As a percent of total revenues, sales and marketing expenses were 17.9% for the three months ended September 30, 2006 compared to 18.7% for the three months ended September 30, 2005.

As a result of the factors described above, operating profit decreased $31,000 to $680,000 for the three months ended September 30, 2006 compared to an operating profit of $711,000 for the three months ended September 30, 2005.

Other Expenses and Income

Interest expense was $372,000 and $8,000 for the three months ended September 30, 2006 and 2005, respectively.  This increase in interest expense was primarily due to higher borrowing levels on loans secured to finance the acquisition of Online Benefits.

Interest income was $178,000 and $109,000 for the three months ended September 30, 2006 and 2005, respectively. This increase was primarily due to increased levels of cash investments.

For the three months ended September 30, 2006, we recorded an income tax provision of $185,000, or 38% (our estimated effective tax rate) of our pretax income of $486,000. Additionally, we performed a periodic re-evaluation of our deferred tax asset and the related valuation allowance as of September 30, 2006 and based on our analysis we reduced the valuation allowance by an additional $185,000.  These two transactions fully offset one another and therefore had no effect on our net income for the three months ended September 30, 2006.

The Company recorded an income tax benefit of $5,600,000 for the three months ended September 30, 2005 due to the reversal of a portion of our deferred tax asset valuation allowance.

As a result of the above, we had a net income of $486,000 for the three months ended September 30, 2006 compared to a net income of $6,412,000 for the three months ended September 30, 2005.

Comparison of the Nine Months Ended September 30, 2006 with the Nine Months Ended September 30, 2005

Revenues

Certain items have been reclassified to conform to the current period presentation.

	Nine Months ended September 30,				2006 % of	2005 % of
	2006	2005	$ Change	% Change	Total Rev	Total Rev

Licensing	$8,152	$5,597	$2,555	45.6%	84.3%	74.2%
Product	1,110	1,460	(350)	(24.0)%	11.5%	19.3%
Professional services and other	408	490	(82)	(16.6)%	4.2%	6.5%
Total Net Revenues	$9,670	$7,547	$2,123	28.1%	100.0%	100.0%

Total revenues increased $2,123,000, or 28.1%, to $9,670,000 for the nine months ended September 30, 2006 compared to $7,547,000 for the nine months ended September 30, 2005.

Revenues from licensing increased $2,555,000, or 45.6%, to $8,152,000 for the nine months ended September 30, 2006 compared to $5,597,000 for the nine months ended September 30, 2005. The increase in licensing revenues was primarily attributable to a (1) $1,665,000 increase from the acquisition of Online Benefits and (2) $890,000 increase in new customer contracts and increased reseller revenues.  Revenues growth was seen in several licensing customer markets including the pharmaceuticals, technology, and payor markets. As a percent of total revenues, revenues from licensing increased to 84.3% for the nine months ended September 30, 2006 compared to 74.2% for the nine months ended September 30, 2005.

Revenues from product sales, which consists primarily of CD ROM and DVD-based product sold to our educational markets, decreased $350,000, or 24.0%, to $1,110,000 for the nine months ended September 30, 2006 compared to $1,460,000 for the nine months ended September 30, 2005. This decrease in 2006 was mainly attributable to the return of sales of the Company’s Interactive Anatomy 4.0 2005 product to historical sales levels as sales increased during 2005 due to the release of a major upgrade of this product which led to an uplift in revenues. As a percent of total revenues, revenues from product decreased to 11.5% for the nine months ended September 30, 2006 compared to 19.3% for the nine months ended September 30, 2005.

Revenues from professional services and other sources accounted for less than 7% of revenue for both 2006 and 2005. These revenues are typically one time items such as custom implementation services, subscriptions to our in-depth reports, and sales of nonrecurring items such as images.  Aggregate revenues from this market were $408,000 for the nine months ended September 30, 2006 which was an $82,000, or 16.6%, decrease from the same period a year ago.

Operating Costs and Expenses

Certain items have been reclassified to conform to the current period presentation.

	Nine Months
	Ended September 30,				2006 % of	2005 % of
	2006	2005	$ Change	% Change	Total Rev	Total Rev

Costs of Revenues	$1,208	$891	$317	35.6%	12.5%	11.8%
Costs of Revenues - Amortization	634	533	101	18.9%	6.5%	7.1%
General and Administrative	2,472	1,893	579	30.6%	25.6%	25.1%
Product and Content Development	1,584	1,103	481	43.6%	16.4%	14.6%
Sales and Marketing	1,690	1,363	327	24.0%	17.5%	18.1%
Total Operating Costs and Expenses	$7,588	$5,783	$1,805	31.2%	78.5%	76.7%

Cost of revenues was $1,208,000 for the nine months ended September 30, 2006 compared to $891,000 for the nine months ended September 30, 2005.  Cost of revenues consists primarily of costs associated with (1) licensing, such as royalties and distribution license fees and (2) product sales, such as shipped product components, packaging and shipping costs.   The $317,000, or 35.6%, increase was primarily attributable to a $282,000 increase from the acquisition of Online Benefits.  As a percent of total revenues, cost of revenues increased to 12.5% for the nine months ended September 30, 2006 compared to 11.8% for the nine months ended September 30, 2005.

Cost of revenues – amortization was $634,000 for the nine months ended September 30, 2006 compared to $533,000 for the nine months ended September 30, 2005.  Cost of revenues – amortization consists primarily of costs associated with amortization of capitalized customer list, software product and content development costs.  The $101,000, or 18.9%, increase was primarily due to an increase in amortization from customer lists and software acquired from Online Benefits. As a percent of total revenues, cost of revenues increased to 6.5% for the nine months ended September 30, 2006 compared to 7.1% for the nine months ended September 30, 2005.

General and administrative expenses increased $579,000, or 30.6%, to $2,472,000 for the nine months ended September 30, 2006 from $1,893,000 for the nine months ended September 30, 2005. This increase was primarily attributable to a $301,000 increase from the acquisition of Online Benefits,  a $155,000 increase in salaries and benefits, a $127,000 increase in professional fees, and increases in rent, travel other general administrative expenses. As a percent of total revenues, general and administrative costs increased to 25.6% for the nine months ended September 30, 2006 compared to 25.1% for the nine months ended September 30, 2005.

Product and content development expenses increased $481,000, or 43.6%, to $1,584,000 for the nine months ended September 30, 2006 from $1,103,000 for the nine months ended September 30, 2005. This increase was due primarily to a $489,000 increase attributable to the acquisition of Online Benefits.  As a percent of total revenues, product development expenses increased to 16.4% for the nine months ended September 30, 2006 compared to 14.6% for the nine months ended September 30, 2005.

Sales and marketing expenses increased $327,000, or 24.0%, to $1,690,000 for the nine months ended September 30, 2006 from $1,363,000 for the nine months ended September 30, 2005. This increase was primarily attributable to a $354,000 increase attributable to the acquisition of Online Benefits.  As a percent of total revenues, sales and marketing expenses was 17.5% for the nine months ended September 30, 2006 compared to 18.1% for the nine months ended September 30, 2005.

As a result of the factors described above, operating profit increased $318,000 to $2,082,000 for the nine months ended September 30, 2006 compared to an operating profit of $1,764,000 for the nine months ended September 30, 2005.

Other Expenses and Income

Interest expense was $376,000 and $27,000 for the nine months ended September 30, 2006 and 2005, respectively.  This increase in interest expense was primarily due to higher borrowing levels on loans secured to finance the acquisition of Online Benefits.

Interest income was $459,000 and $230,000 for the nine months ended September 30, 2006 and 2005, respectively.  This increase was primarily due to higher levels of investments during 2006 prior to the acquisition of Online Benefits.

For the nine months ended September 30, 2006, we recorded an income tax provision of $823,000, or 38% (our estimated effective tax rate) of our pretax income of $2,165,000. Additionally, we performed a periodic re-evaluation of our deferred tax asset and the related valuation allowance as of September 30, 2006 and, based on our analysis, we reduced the valuation allowance by an additional $823,000.   These two transactions fully offset one

another and, therefore, had no effect on our net income for the nine months ended September 30, 2006.

The Company recorded an income tax benefit of $5,600,000 for the nine months ended September 30, 2005 due to the reversal of a portion of our deferred tax asset valuation allowance.

As a result of the above, we had a net income of $2,165,000 for the nine months ended September 30, 2006 compared to a net income of $7,567,000 for the nine months ended September 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2006 we had cash and cash equivalents of $4,285,000, short term investments totaling $2,743,000 and working capital of $4,030,000.

Cash provided by operating activities was $2,455,000 during the nine months ended September 30, 2006, as compared to $3,163,000 during the nine months ended September 30, 2005. This $708,000 decrease was due primarily to the $5,402,000 decrease in net income for the 2006 nine month period over the 2005 nine month period, the $110,000 increase in accounts receivable for the first nine months of 2006 compared to the $549,000 decrease in the first nine months of 2005, the $327,000 decrease of deferred revenue for the first nine months of 2006 compared to the $4,000 inncrease in the first nine months of 2005, partially offset by the zero change in the deferred tax asset in the first nine months of 2006 compared to the $5,600,000 change experienced in the first nine months of 2005.

Cash used by investing activities was $24,913,000 during the nine months ended September 30, 2006, as compared to cash used of $4,850,000 during the nine months ended September 30, 2005. This increase in cash outflow was primarily due to the acquisition of Online Benefits during the third quarter 2006.

Cash provided by financing activities was $23,927,000 during the nine months ended September 30, 2006, as compared to cash provided by financing activities of $171,000 during the nine months ended September 30, 2005. The increase in cash inflow was primarily due to the debt proceeds obtained during the third quarter 2006 related to the acquisition of Online Benefits.

We also use working capital to finance ongoing operations, fund the development and introduction of new business strategies and internally developed software, acquire complementary businesses and acquire capital equipment.

Additional information regarding contracts, commitments, and debt that affect our liquidity and capital resources is provided in Note 11(Commitments and Contingencies) and Note 4 (Debt) to the unaudited financial statements included in this report.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to risk and related changes in interest rates relates primarily to our investment portfolio (Note 3 - Investments) and our variable rate debt (Note 14 - Debt). As of September 30, 2006, we had $4,285,000 of cash and cash equivalents, $2,743,000 in short term investments and $44,000 in restricted time deposits. Due to the conservative and short-term nature of our investment portfolio, we believe that even a sudden 10% change in interest rates would not have a material effect on the value of the portfolio. The average yield on our short-term investments at September 30, 2006, all of which mature between October 2006 and January 2007, was approximately 5.53%. The impact on our future interest income depends largely on the gross amount of our investment portfolio. We do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates.

As of September 30, 2006, the Company had a total of $25 million in variable rate debt at differing interest rates tied to libor.  If the interest rates on the Company’s existing variable rate debt were to increase by 10% over the next twelve months, the Company would incur $2,500,000 of additional interest expense over a 12-month period and would potentially be in default of the long-term debt covenants.

ITEM 4. CONTROLS AND PROCEDURES

Management has developed and implemented a policy and procedures for reviewing, on a quarterly basis, our disclosure controls and procedures and our internal control over financial reporting. Management, including our CEO and CFO, evaluated the effectiveness of the design and operation of disclosure controls and procedures as of the end of the period covered by this report and, based on their evaluation, our CEO and CFO have concluded that these controls and procedures are operating effectively. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file under the Exchange Act is accumulated and communicated to management, including the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

During the third quarter 2006, the Company acquired Online Benefits.  Both prior to and following the acquisition, the Company assessed the effectiveness of internal controls over financial reporting and found such controls, both before and after the acquisition, to be effective.

Management has evaluated any changes in our internal controls over financial reporting that occurred during the period covered in this report and has concluded, except as noted in the preceding paragraph, there were no significant changes in our internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6. EXHIBITS.

The following exhibits are filed with this report or incorporated herein by reference:

Exhibit Number	Exhibit Description

2.1	Agreement and Plan of Merger dated August 14, 2006 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on August 16, 2006).

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

3.2	Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

3.3	Amended and Restated By-Laws (incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 33-96864, dated September 12, 1995, as amended).

10.1	Credit Agreement dated August 14, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 16, 2006).

10.2	Conversion and Registration Rights Agreement dated as of August 14, 2006 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on August 16, 2006).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A.D.A.M., Inc.
(Registrant)

Date: November 14, 2006	By:	/s/ KEVIN S. NOLAND
Kevin S. Noland
President, Chief Executive Officer and Corporate Secretary

Date: November 14, 2006	By:	/s/ MARK B. ADAMS
Mark B. Adams Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.