Form 10-K
period 2006-12-31
ADAM INC
filed 2007-03-27
CIK 863650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-26962

A.D.A.M., INC.

(Exact name of registrant as specified in its charter)

Georgia	58-1878070
(State of incorporation)	(I.R.S. Employer Identification No.)

1600 RiverEdge Parkway, Suite 100

Atlanta, Georgia 30328

(Address of Principal Executive Offices, Zip Code)

Registrant’s telephone number, including area code:

(770) 980-0888

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01	The NASDAQ Stock Market, LLC

Securities registered under Section 12(g) of the Act:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer  ☐                        Accelerated Filer  ☐                        Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and directors are “affiliates” of the Registrant) as of June 30, 2006 (based on the closing sale price of the Registrant’s common stock, as reported on the Nasdaq Capital Market on such date) was $50,565,067. There were 9,390,211 shares of common stock outstanding on March 16, 2007.

A.D.A.M., Inc.

Annual Report on Form 10-K

For the Year Ended December 31, 2006

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

A.D.A.M., Inc. (Nasdaq: ADAM) provides high-quality health information services and benefits management solutions to healthcare organizations, benefit brokers, employers, consumers, and educational institutions. With an industry-leading employee and human resources (HR) benefits management platform and one of the largest consumer health information libraries in the world, our products empower consumers to become better informed about their health and wellness, manage their personal benefits and health account finances, while helping organizations reduce the costs of healthcare and benefits administration. Our products address a large and growing consumer driven healthcare market.

Consumers use our highly visual and interactive health information and decision support applications for learning about general health concerns, specific diseases, medical conditions and treatments, surgical procedures, drug information, wellness topics, alternative medicine and more. Our portfolios of health information products, also known as our Health Management Platform, is designed to speak to consumers of varying health literacy levels and language requirements. Our platform includes a number of decision support applications, including a library of health risk assessments and reporting tools, and DecisionAssist©, a series of interactive knowledgebase applications that help consumers make important healthcare decisions by better understanding their health condition and needs. Our health information products and applications are sold primarily through multi-year licensing agreements to a variety of healthcare and health-related organizations including providers, health plans, pharmaceutical companies, healthcare information technology organizations, disease management and wellness providers and health-oriented Internet websites. We deliver our information solutions online in either a hosted or non-hosted environment.

We are a leading provider of HR benefits management solutions for the small to mid sized employer. Our principal product Benergy™, is an award-winning Web-based solution for administering, learning about, enrolling in, and managing employer-sponsored benefits. Benergy facilitates communication between the benefit broker, employer and the employee and assists employees in understanding and using their employer provided benefits. Benergy also helps reduce administrative costs by automating many of the HR and benefits tasks. Benergy is used by more than 5,000 employers and more than one million employees. A.D.A.M. is currently working on a new version of Benergy called Benergy 2G! that combines the functionality of the Benergy system along with health and wellness information and other decision support tools and administrative capabilities.

The Benergy solution, sometimes referred to as our Benefits Management Platform, is distributed primarily to the small-to-mid-size employer (SME) market, which we consider to be those employers employing between 10 and 5,000 employees. Benergy is sold through annual licensing agreements with benefit brokers, insurance carriers, payroll service providers, and benefits consultants. Currently, the Benergy system is distributed by a network of more than 500 benefit brokers throughout the country, including 20 of the top 25 benefit brokers. Benergy is marketed as a value-added service for brokers to provide to their employer clients. As part of the Benergy solution, we also provide flexible spending account administration (or FSA) and online enrollment services to employers.

We also market a Broker Management Platform to our partners. This platform includes a product suite called Advisor Tools. Within the Advisor Tool suite, we have several products insurance brokers use to help them manage their business and communicate with their employer clients. One of the principal products within the Advisor Tool suite is AgencyWare, a client relationship management system specific to benefits brokerage firms. AgencyWare assists brokers in quoting and selling insurance, managing commissions, tracking client interactions and other critical functions central to their business. Another application, Client Community, is a communications tool that facilitates communications between the broker and the HR/benefits professional. Currently, Client Community is deployed to approximately 35,000 employers and prospective clients.

Overview of Our Business

We are a leading provider of health information services and benefit management solutions to healthcare organizations, employers, benefit brokers, consumers and the educational market through our online offerings of health information, decision-support applications, benefits management solutions and enrollment services. We also provide off-line software applications in the K-12 and higher education markets that are designed to teach students gross anatomy and human physiology.

The products we provide:

•	enable consumers to access detailed information on diseases, conditions, treatments, symptoms, surgeries, or medical tests;

•

supply consumers with important tools to make personal, well-informed decisions about utilizing healthcare services, including whether to have a particular surgery or procedure, proceed with a medical test, take certain medications, or see a specialist;

•

enable healthcare organizations, such as hospitals and health plans to accomplish their business goals, which may include increasing their brand awareness around services they offer or reducing medical costs through better member education;

•	improve employers ability to manage health costs by providing their employees access to unbiased health information and tools that facilitate the understanding of their employee’s health

•	give employees self-service access to a resource that enables them to understand, choose, enroll in, and self-administer all of their employer-sponsored benefits;

•	help employers reduce their administrative costs by automating many of the time-consuming tasks human resources managers must perform; and

•	provide students with interactive tools that help them better understand and retain information related to the study of the human body.

Our online products are grouped together into three platforms:

•

Health Management Platform—extensive interactive knowledgebase of health related information enabling consumers to access medically accurate text and illustrated content to promote understanding and informed decision making about their health and wellness.

•

Benefits Management Platform—application used by benefit brokers and employers to communicate to employees about employer provided benefits, assist employees in the selection and enrollment process, and then promote and facilitate the use of the benefit programs.

•	Broker Management Platform—application used by insurance brokers to manage their office, track commissions and maintain communications with their employer clients.

Our Health Management Platform is marketed through our direct sales force and selected resellers to hospitals and hospital systems, health plans, pharmaceutical companies, consumer Web sites and health care technology organizations. We generate revenue from these products through licensing agreements, which are typically multi-year in term.

Our Benefits Management Platform features Benergy and is predominantly sold through a national distribution network of benefit brokers, insurance companies and other business services organizations and consultants. We market our Benefit Management Platform through our direct sales force to obtain new accounts and to increase the penetration and revenues from current clients. Our revenues from the Benefits Management Platform are primarily derived from annual license agreements.

Our Broker Management Platform features the Advisor System, a collection of tools and resources that helps manage various aspects of an insurance broker’s office and workflow. We market our Broker Management Platform to insurance brokers through our direct sales force and generate revenues through one-time set-up fees and annual software license agreements.

Our software application products for the education market include A.D.A.M. Interactive Anatomy™, our primary product for the undergraduate collegiate educational market, Interactive Physiology, which we co-market with one of our publisher partners and market to the collegiate undergraduate market, and products designed for the K-12 market. We sell these products, which are shipped on CD-ROM or DVD media, through our website, direct sales force and selected educational resellers and distributors. The production of our software products includes CD-ROM/DVD-ROM pressing, assembly of purchased product components, printing of product packaging and user manuals and shipping of finished goods, all of which is performed by third-party vendors in accordance with our specifications and forecasts. We believe that there are alternate sources for each of these services that could be implemented without material delay, if necessary.

In addition to our online products and software applications, we also market a printed book, called the Illustrated Family Health Guide, which is sold primarily to health plans that provide it to their members. We also offer certain professional services to our clients who wish to have us assist with deployment or modification of the look and feel of our online content. Our fees for professional services are based on customary hourly rates.

Health Management Platform

Our portfolio of health information products and decision-support applications are collectively referred to as our Health Management Platform, which is primarily used by healthcare organizations and Internet sites that wish to provide consumer oriented health information.

Healthcare organizations use our Health Management Platform to:

•	drive awareness of their services or promote interaction with the services they may offer (such as supporting a service line like Cardiovascular Services);

•	promote health and wellness to their constituents in an unbiased manner; and

•	educate members on their medical conditions (such as a health plan using our content to educate their diabetic members on their condition)

Our Health Management Platform consists of a number of health information products and decision-support applications that are linked together by our underlying proprietary technology. This technology, called the A.D.A.M. Navigator, allows consumers to navigate on the Health Management Platform from one product to related information in another product or to related third-party content (such as a healthcare organization’s content they may wish to include). Each of the products available on the Health Management Platform, excluding our daily news feeds and drug information which are licensed from third-party providers, are derived from our proprietary database of health information assets and include:

•	more than 4,000 health reference articles on disease, conditions, symptoms, surgeries, nutrition and medical tests;

•	over 40,000 indexed and tagged medical illustrations;

•	an extensive library of web-enabled animations depicting disease states and other medical conditions, many of which are broadcast quality;

•	unique technology for viewing the anatomy of the human body; and

•	interactive, multimedia tools that enhance and complement the functionality of our health information.

The Health Management Platform also contains a number of decision-support applications that help consumers track and manage their health, including a library of health risk assessments, a personal health record, a symptom navigator and other tools that help consumers make well-informed decisions.

The content for our products is written by our team of medical writers and editors and is subject to rigorous editorial and quality assurance standards. We use an extensive outside network of leading physicians and specialists from widely respected academic institutions and leading healthcare facilities who review and provide updates to our content on a regular basis. Our content products are also accredited by URAC, a leading third-party accreditation organization that ensures our content meets a high standard of accuracy. We also are a founding member of Hi-Ethics, a coalition of the most widely referenced health websites and information providers committed to developing industry standards for the quality of consumer health information.

The A.D.A.M. Health Management Platform includes the following features:

Product/Feature	Description
Health Illustrated Encyclopedia	Our library of general medical and health related information provides consumers extensive capabilities to obtain current information through our searchable database of more than 4,000 unique evidence-based articles. The information is easy to read, cross-linked to related content and diagnosis codes, and contains an extensive amount of illustrations that enhance the consumer experience and provides a higher level of context to the information.

In-Depth Medical Reports	Our in-depth medical information library is designed to provide consumers with a deep understanding of diseases and medical conditions. Each article provides the consumer with 25-35 pages of information. They are generally written at a higher reading grade level and designed for those consumers seeking a thorough understanding of the topic.

Product/Feature	Description
Health Centers	Our Health Centers topically group and present related health information, illustrations, animations, tools, and news. The design includes designated areas for health organizations to add information, such as a welcome message, call to action, and related links.

Complimentary and Alternative Medicine	This library focuses on the integration of alternative therapies with traditional medicine. This medically reviewed library covers multiple health conditions, herbs and supplements, and monographs on complementary treatments.

Care Guides	These “micro-sites” cover 12 top health conditions including allergy, asthma, diabetes, hypertension, and low back pain. These stylized centers provide consumers with a complete background on the condition using adult learning techniques. Personal stories, doctor’s views and other interactive tools are used to create a rich learning environment.

Symptom Navigator	This visual interactive application helps consumers match medical symptoms with relevant assessments and appropriate treatments. The application helps consumers make best use of the healthcare system, and helps them understand when self-care is appropriate.

DecisionAssist	This collection of interactive tools are based upon decision-support-based branching logic to guide consumers through the decision making process of various procedures and treatments. The tools provide the consumer with the ability to enter their own questions and information that may be pertinent to share with their healthcare provider.

Health Risk Assessment	These tools evaluate personal health risk based on individual demographic and lifestyle characteristics. Each customized recommendation is designed to educate the consumer about his or her personal health issues and risk factors, and provides treatment options and action steps for reducing risk for future conditions.

Wellness Assessments	Interactive wellness assessments tools or calculators to compute health items such as body mass, target heart rate, and waist to hip ratio.

Benefit Management Platform

Our Benefit Management Platform utilizes the Benergy system to communicate to employees about employer provided benefits, assist employees in the selection and enrollment process, and then promote and facilitate the utilization of the benefit programs. Benergy provides employees approved, consistent of information about their benefit plans on a self-service basis. It enables employees to better understand their benefit choices and make informed decisions about selection of their health insurance and other benefit plans.

Benefit brokers and employers get the benefit of a direct communications link to employees, while employees have a central access point to learn about employer provided benefit plans, compare different benefit plan options, make enrollment elections or manage life events, access and administer their Flexible Spending Accounts, and access other administrative functions, such as obtaining benefit enrollment and claim forms. Benergy is accessed from the employer’s Web site or intranet.

Benergy 2G!, our next generation Benergy product, which is currently in development, will combine the self-service and communications capabilities of the current Benergy system with our Health Management Platform, giving employees a complete portal for making more informed benefit and health decisions. The Benergy 2G! system will provide a secure, personalized consumer experience by combining the user’s individual data (such as the information from their personal health record, health assessment or other user specified inputs) with their benefit plan-specific information from their employer.

Benergy is primarily distributed through a network of more than 500 benefit brokers. Our benefit brokers enter into annual licensing agreements that have minimum guarantees. The benefit brokers most often pay the license fees directly to us and therefore brokers provide Benergy as a value-added service to their employer clients. With some benefit brokers and clients, we private label Benergy. At the end of 2006, we had more than 5,000 employers and more than one million employees using our Benergy system. Spouses and family members also use the portal, which increases the number of users accessing Benergy to more than two million.

The A.D.A.M. Benefit Management Platform includes the following features:

Product/Feature	Description
Human Resource and Benefits Communication	The Benergy system provides effective employee communications about health and benefit plan information, resources to research questions and access forms needed by employees.

Ready…Enroll™	An interactive application that helps employees make informed benefit decisions during open enrollment and new hire orientation.

Plan Tours	Educational interactive multimedia guides explaining how employer benefit plans work.

Webzines	A library of in-depth articles that cover a wide variety of topics on benefits, finances and lifestyle issues.

Benevents	Interactive guides that advise employees about appropriate steps to consider when life events occur, such as birth of a child.

Real Value Statement	A personal compensation report that informs employees about the total amount of their compensation, including salary, taxes and employer provided benefits.

Broker Management Platform

Our Broker Management Platform uses our software and communication services to provide business management tools for insurance and benefit brokers. It assembles a variety of resources to help them manage their knowledge, data and workflow, including customer relationships, benefit plan designs and tools to assist their clients in understanding the benefit marketplace. The primary components of the platform include:

Product/Feature	Description
Advisor Tools	Portfolio of online tools for brokers with reports, research, and other resources—including a proprietary benefits benchmarking report—to enable brokers to advise clients more effectively

AgencyWare	Integrated agency management system that helps benefits brokers manage their clients and prospects, track commissions, support the rollout of consumer directed healthcare plans, and assists them in maintaining

Client Community	Online portal for secure data exchange between the broker and their employer client. The portal provides for delivery of electronic newsletter and other information completely branded for the specific benefit brokerage firm.

Market Opportunity

In response to the rising costs of healthcare, employers and health plans continue to seek ways to improve the interaction between their employees and their members to promote health and wellness. The use of wellness programs, content and decision-support tools are increasingly important components in the effort to control the cost of healthcare.

In addition, the trend towards a consumer-driven benefits model is forcing consumers at all levels to assume more of the financial responsibility for their benefit and healthcare management. The emergence of new plan designs such as high deductible health plans and corresponding health savings accounts are directly increasing the responsibilities employees have in managing their finances and healthcare. These new plans and accounts allow the employee to use pre-tax dollars to cover healthcare expenditures up to their higher deductible, which could be several thousand dollars for a family plan. As consumers spend more of their own money on healthcare, the need for information and tools to assist in their decision-making becomes more essential.

Because of these trends, we believe that our Health and Benefits Management Platform is well suited to provide consumers with the tools and information needed to make well-informed decisions and take a more active role in managing their healthcare. We believe employers will benefit from our solutions as they seek ways to improve productivity, add more value to their benefit offerings, and empower their employees to manage their health.

According to a January 2006 survey conducted by America’s Health Insurance Plans, over three million individuals were enrolled in health savings account-qualified high deductible health plans, up from 438,000 in 2004. The U.S. Treasury Department estimates this number to increase to 14 million by 2010. We believe that the growth in the adoption rates and increased enrollment in these new plan designs will be a significant driver for our growth over the next several years. We also believe that employers and health plans will continue to seek ways of providing better services and interaction with their employees and plan members regarding their health and wellness, regardless of the type of health plan design.

We believe that our Health and Benefits Management Platform provides the following to employers and health plans:

•	improved health outcomes by providing targeted prevention and wellness information to at-risk members and employees;

•	more efficient utilization of healthcare services and benefit plans through a better understanding of treatment plans and options, and through access to information and decision-support applications;

•	improved compliance with benefit plans and clinical guidelines;

•	reduced provider costs and drug costs through better education and more informed decision-making in regard to utilization of healthcare services;

•	reduced cost of care by providing targeted health information and campaigns to their chronically ill employees and members;

•	reduced administration costs related to benefits administration, communication and benefits education to employees and plan members;

•	increased member and employee job satisfaction; and

•	assistance in identifying at risk employee populations through risk assessment tools that provide increased opportunities to prevent adverse and catastrophic medical conditions.

Customer Support and Client Services

We believe that delivering quality customer support and client services provides us with a significant opportunity to differentiate ourselves in the marketplace. We believe that a high level of customer support is critical to our overall ability to deliver solutions to our clients. We provide customer support in two categories: (i) professional services, which includes implementation and knowledge management (or training) services, and (ii) technical support services. Additionally, we provide hosting services for all of our Benefit Management Platform clients and some of our Health Management Platform clients.

Professional Services. Our professional services include implementation, requirements specification, testing, and knowledge management (or training) services. Additionally, we provide implementation assistance and software and content customization services.

Customer Technical Support. We offer comprehensive technical and product-based support to our clients online and through telephone support.

Competition

The market in which we operate is highly competitive and continually evolving. Some of our competitors have greater technical, product development, marketing, financial and other resources than we do. These organizations may have longer operating histories, greater brand recognition and larger customer bases. We believe other competitive factors in our markets include product pricing, features, ease of implementation and use, and the quality of customer support. We cannot provide assurance that we will be able to compete successfully against these organizations.

Our competitors vary by market and type of service and are categorized as follows:

Health Content Providers

We compete with multiple providers of health content, including:

•	private portal and consumer health content providers such as WebMD Health Corp., Greystone.net, EBSCO Information Services, and Healthwise, Inc.;

•

public sector, government and non-profit organizations that provide healthcare information without advertising or commercial sponsorships such as the American Medical Association, the Mayo Clinic, the Department of Health and Human Services National Institutes of Health and the American Cancer Society, Inc.;

•	wellness and disease management providers, including Healthways, Inc., Staywell Productions/MediMedia USA, Inc., SHPS, Inc. and Matria Healthcare; and

•	health information service offerings of health plans and their affiliates such as United Healthcare Group.

Benefits Management and Enrollment Providers

We compete with payroll and Human Resource Management Systems (HRMS) organizations such Oracle Corporation, Lawson Software, Inc., Automatic Data Processing, Ceridian Corporation, and The Ultimate Software Group, Inc… In addition, we compete at certain levels with outsourced benefit management providers such as Towers Perrin, Hewitt Associates, Inc., and Watson Wyatt Worldwide, Inc.

Agency Management Providers

Our Broker Management Platform competes with agency management providers such as Zywave, Inc., AMS Services, Inc., and GBS, Inc.

Administrative Service Providers

We compete for administrative services, including COBRA and FSA administration services, with national providers such as Ceridian and Automated Data Processing (ADP).

Proprietary Rights and Licenses

We regard our software applications, publications and content assets as proprietary. We rely primarily on a combination of copyright, trademark and trade secret laws and employee and third-party nondisclosure agreements to protect our proprietary rights. We have obtained U.S. federal registrations of the trademarks and the logos for the “A.D.A.M.” and marks we acquired from Online Benefits, as well as numerous other trademarks, which identify our products. We have also obtained registrations of the “A.D.A.M.” trademark in Australia, Austria, Benelux, Canada, Chile, China (People’s Republic), Denmark, France, Germany, India, Ireland, Italy, Malaysia, New Zealand, Portugal, South Africa, Sweden, Switzerland and Taiwan. We have acquired and are using a number of registered and unregistered trademarks to identify our products. We use the “A.D.A.M.” mark in Japan under license with Kataken Seiko K.K. We are also the owner of a number of domain name registrations.

We have applied for and/or obtained numerous U.S. copyright registrations for our software, publication and content products, including Health Illustrated Encyclopedia, A.D.A.M. Interactive Anatomy, and Pregnancy Health Center. Additionally, we have obtained U.S. copyright registrations for the products we acquired from Online Benefits, including Benergy™, Ready…Enroll, Real Value Statement and Benevents. We do not currently hold any patents or have any patent applications pending. There can be no assurance that these protections will be adequate to protect our intellectual property rights or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technologies. We further believe that due to the rapid pace of innovation within the multimedia and software industries, factors such as the technological and creative skills of our personnel and the quality of the content of our products are as important in establishing and maintaining a leadership position within the industry as the various legal protections for our technology.

We believe that our products, trademarks and other proprietary rights do not infringe upon the proprietary rights of third parties and to date no third party has filed an infringement claim against us. However, as the number of products in our industry increases and the functionality of these products overlap, content providers may become increasingly subject to infringement claims. There can be no assurance that third parties will not assert infringement claims against us in the future with respect to current or future products, trademarks or other works of A.D.A.M. (or that any assertion will not require us to enter into royalty arrangements or result in costly litigation.

Employees

As of December 31, 2006, we had 108 employees, of which 39 were employed at our corporate headquarters in Atlanta and 57 in our location in Uniondale, New York. Of the total employees, 59 were engaged primarily in product and content development and customer and client services, 27 in sales and marketing and 22 in information technology, finance and administration.

Our employees are not covered by a collective bargaining agreement and we have experienced no work stoppages. We consider our employee relations to be good. We believe that our future growth and success will depend upon our ability to retain and continue to attract highly skilled and motivated personnel in all areas of our operations.

Acquisitions

In December 2001, we acquired Integrative Medicine Communications, Inc, a leading developer and licensor of health content in the complementary and alternative medicine field. Their principal product is Access, a comprehensive, Web-enabled database of medical conditions, and herbal and supplemental monographs, that are designed for use by consumers.

In February 2002, we acquired Nidus Information Services, Inc., a privately-held provider of in-depth patient education reports on common health conditions and diseases called WELL-CONNECTED™. Each report is distinguished from other information sources by its detail of information, quality and currency, its evidence-based approach, and rigorous editorial review. The reports are available through print or web subscriptions and licensing agreements. They are sold primarily to healthcare organizations, consumer web portals, health content resellers and medical libraries.

In August 2006, we acquired Online Benefits, Inc. and its subsidiaries, a privately-held provider of web-based applications serving the benefits management needs of consumers, employers and benefit brokers. Its consumer solutions include employee self-service portals for benefits administration, communication and enrollment and benefit broker administration and communication tools. The acquisition of Online Benefits expanded our distribution channels and customer base.

We have included the results of these acquisitions in our consolidated financial statements from the date of acquisition.

Corporate Information

A.D.A.M., Inc. is a Georgia corporation that was incorporated in 1990. Our principal offices are located at 1600 RiverEdge Parkway Suite 100, Atlanta, Georgia 30328 and our telephone number is (770) 980-0888.

We make free of charge copies of materials we file, or furnish to, the Securities and Exchange Commission, or SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC. In addition to visiting our website, you may read and copy public reports we file with or furnishes to the SEC at the SEC’s Public Reference Room at 100 F. Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet website that contains our reports, proxy and information statements, and other information that we file electronically with the SEC at www.sec.gov.

ITEM 1A.	RISK FACTORS

We operate in a rapidly changing environment that presents numerous risks, many of which are driven by factors we can not control or can not always predict. The following discussions, in addition to other factors addressed elsewhere in this report, highlight some of the factors that could cause our future results to differ materially from the past results or expected future results:

•	The markets in which we operate are intensely competitive, continually evolving and, in some cases, subject to rapid change.

•

Our health information services face competition from numerous other companies and organizations, including commercial content providers and not-for-profit organizations. We also compete with providers of healthcare decision-support tools and online health management applications; wellness and disease management vendors; and health management offerings of health plans and their affiliates.

•

Our benefit management and administrative products compete with other providers of benefit management services, including those provided through payroll and other business outsourcers as well as human resource management systems providers.

•

We must make significant investments in our products and market development in anticipation of future market opportunities and conditions. If we are unable to make these investments or we are unsuccessful in obtaining future revenues and customer relationships from these investments, then our future operating results could be affected.

•

We may be unable to successfully identify, acquire, manage or integrate other businesses or the business of Online Benefits, which was purchased in 2006, into our infrastructure. Our long-term growth strategy may include acquiring additional businesses with complementary products, technologies or professional services. We may not be successful in acquiring other complementary businesses or assimilating the acquisitions, their personnel and their operations. These difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations. Future acquisitions may also cause us to incur expenses such as in-process research and development expenses, or write-offs of goodwill and capitalized software development costs, which may negatively affect our earnings. We cannot be certain that we will successfully overcome these risks with respect to any future acquisitions. In addition, we have historically paid a portion of the consideration for some of our acquisitions by issuing common stock. The issuance of additional common stock or other securities convertible into common stock in connection with future acquisitions would dilute the ownership interests of our existing shareholders. We rely on bandwidth providers, data center providers, other third parties and our own systems for key aspects of the process of providing products and services to our users, and any failure or interruption in the services provided by these third parties or our own systems could harm our business.

•

Our online applications are designed to operate 24 hours a day, seven days a week, without interruption. However, we have experienced and expect that we will in the future experience interruptions and delays in services and availability from time to time. We rely on internal systems as well as third-party vendors, including data center providers and bandwidth providers, to provide our online services. We do not maintain redundant systems or facilities for some of these services. In the event of a catastrophic event with respect to one or more of these systems or facilities, we may experience an extended period of system unavailability, which could negatively impact our relationship with users. To operate without interruption, both we and our service providers must guard against:

•	damage from fire, power loss and other natural disasters;

•	communications failures;

•	software and hardware errors, failures and crashes;

•	security breaches, computer viruses and similar disruptive problems; and

•	other potential interruptions.

Any disruption in the network access or co-location services provided by these third-party providers or any failure of or by these third-party providers or our own systems to handle current or higher volume of use could significantly harm our business. We exercise little control over these third-party vendors, which increases our vulnerability to problems with services they provide. Any errors, failures, interruptions or delays experienced in connection with these third-party technologies and information services or our own systems could negatively impact our relationships with users and adversely affect our brand and our business.

•

We could be subject to breach of warranty or other claims by clients if the software and systems we use to provide them contain errors or experience failures which could result in our inability to meet contractual performance standards or failure to meet expectations that our clients have for them. Clients may seek compensation from us or may seek to terminate their agreements with us, withhold payments due to us, seek refunds from us of part or all of the fees charged under those agreements or initiate litigation or other dispute resolution procedures. In addition, we could face breach of warranty or other claims by clients or additional development costs. Our software and systems are inherently complex and, despite testing and quality control, we cannot be certain that they are error free.

•

We attempt to limit, by contract, our liability to our clients for damages arising from our negligence, errors or mistakes. However, contractual limitations on liability may not be enforceable in certain circumstances or may otherwise not provide sufficient protection to us from liability for damages. We maintain liability insurance coverage, including coverage for errors and omissions. However, it is possible that claims could exceed the amount of our applicable insurance coverage, if any, or that this coverage may not continue to be available on acceptable terms or in sufficient amounts. Even if these claims do not result in liability to us, investigating and defending against them would be expensive and time consuming and could divert management’s attention away from our operations. In addition, negative publicity caused by these events may delay or hinder market acceptance of our services, including unrelated services.

•

We may be unable to attract new personnel or retain existing personnel, which would adversely affect the implementation of our overall business strategy. In order to promote the development of our target markets and retain our position in the marketplace, we will need to identify, attract and retain key personnel with domain expertise in the functional areas of our business. We will compete with other companies both within and outside our markets for such employees and we may be unable to attract and retain these employees. If we do not succeed, we may be unable to fully implement our growth and market development strategies and our business could be impacted.

•

We can experience extended sales and implementation cycles for our platform offerings which could make it difficult to forecast our revenues and, as a result, may have an adverse impact on our business. The period from our initial contact with a potential client for our platform solutions and the first purchase of our solution by the client is difficult to predict. Historically, this period has generally ranged from six to 12 months, but in some cases has been longer. These sales may be subject to delays due to a client’s internal procedures for approving large expenditures and other factors beyond our control. Implementation may be subject to delays based on the availability of the internal resources of the client that are needed and other factors outside of our control. As a result, we have limited ability to forecast the timing of revenue from new clients. This, in turn, makes it more difficult to predict our financial performance from quarter to quarter.

•

We may be unable to obtain sufficient capital to pursue our growth and market development strategies, which would hurt our financial results. Our market capitalization, by its size and liquidity, may limit our ability to sell additional stock. If unable to raise necessary capital, our future strategies may be limited and future results could be affected.

•

We rely on financial institutions for substantial amounts of credit financing, including both currently outstanding loans and unused line of credit facilities, to provide funding for our operations. We may not be able to maintain these existing relations or we may not meet the existing financial covenants that would require us to significantly alter our strategies, operations and financial results in the future.

•

Some competitors have advantages over us because of their longer operating histories, greater name recognition, or greater financial, technical and marketing resources. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. They could also devote greater resources to the promotion and sale of their products or services. Furthermore, mergers and acquisitions among other companies could intensify our existing competition or create new competitors with superior marketplace positions or technology advantages.

•

We can offer no assurance that the disruption of reseller or distribution channels or the loss of any significant customer will not materially adversely affect our business by reducing revenues, profits and cash flow.

•

The technology that we use to deliver our products is rapidly changing and we may be unable to convert our platforms to new technologies on a timely basis or be required to incur substantial additional costs to accomplish such changes and upgrades. We rely on the Internet and on third parties to provide connections to our customers and changes in regulations, prices, tax status or availability could adversely affect our operating results.

•

We face technological challenges in our ability to deliver information in the rapidly changing healthcare industry, which may limit our ability to maintain existing customers or attract new customers. We believe that health information will become more customized to an individual’s personal health management needs. As a result, we will need to have adequate technology infrastructure that will allow us to deliver in a cost effective manner portions of our content assets based on each customer’s requirements.

•

We face potential risks and financial liabilities associated with obtaining and transmitting personal account information that includes social security numbers and individual health related information. Information may be accessed by outsiders by breaching our security systems or by inappropriate actions of our personnel. Our risks would include damage of our reputation, additional costs to address and remediate any problems encountered as well as potential financial penalties.

•

Our stock price is extremely volatile and could decline significantly. We may not be able to meet our financial projections or market expectations of our results on a quarterly or longer period and that could adversely affect our stock price. Since our initial public offering in 1995, there has been significant volatility in the price of our common stock. There can be no assurance that the market price of our common stock will be maintained or that the volume of trading in our shares will not decrease. Furthermore, following periods of volatility in the market price of a company’s securities, securities class action claims frequently are brought against the subject company. To the extent that the market price of our shares falls dramatically in any period of time, shareholders may bring claims, with or without merit, against us. Such litigation would be expensive to defend and would divert management attention and resources regardless of outcome.

•

We must comply with Section 404 of the Sarbanes-Oxley Act which will require us to increase our expenses associated with the development and testing of our internal controls. There can be no assurance that we will not have significant deficiencies or material weaknesses in our internal controls or that we will not encounter higher than anticipated disruptions and expenses associated with compliance that may adversely affect our earnings and our share price.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our headquarters are located in approximately 12,000 square feet of leased office space in Atlanta, Georgia. This lease extends through September 2008. Until September 2006, we sublet approximately 500 square feet of this space to a company whose Chairman is also our Chairman, in which we collected $1,200 monthly for lease payments and other shared services.

In addition, we have leased office space of 35,806 square feet in Uniondale, New York. This lease extends through June 2011. Approximately 20,200 square feet is sublet to unrelated third parties for $37,000 per month. The difference between our lease rate and the income from the sublease contracts has been recorded as a liability on our accompanying consolidated balance sheet.

If additional facilities are required, we believe that suitable facilities will be available at market rates.

ITEM 3.	LEGAL PROCEEDINGS

We are involved with several legal actions arising in the normal course of business. Although the final outcome of these matters cannot be determined, it is our opinion that the final resolution of these matters will not have a material adverse effect on our financial position.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price Information

Our common stock is traded on the Nasdaq Capital Market (Nasdaq) under the symbol “ADAM.” As of March 16, 2007, there were 134 holders of record of the Company’s common stock.

The following table sets forth the high and low sales price of our common stock for each quarter during the last two years, as reported by Nasdaq:

	High	Low
Year Ended December 31, 2005
Quarter ended March 31, 2005	$7.34	$3.92
Quarter ended June 30, 2005	$7.10	$4.48
Quarter ended September 30, 2005	$6.42	$5.45
Quarter ended December 31, 2005	$10.01	$5.58

Year Ended December 31, 2006
Quarter ended March 31, 2006	$11.48	$6.65
Quarter ended June 30, 2006	$7.73	$5.89
Quarter ended September 30, 2006	$7.16	$5.25
Quarter ended December 31, 2006	$7.75	$5.75

Dividends

We have never paid or declared any cash dividends on our common stock and we do not intend to pay or declare dividends on our common stock in the near future. We presently expect to retain any future earnings to fund continuing development and growth of our business. Our payment of dividends in the future is subject to the discretion of our board of directors and will depend on our earnings, financial condition, capital requirements and other relevant factors. Our credit facility generally prohibits us from paying dividends on our common stock.

Issuer Purchases of Equity Securities

We did not make any repurchases of our equity securities during the fourth quarter of 2006.

Stock Performance Graph

The graph below compares the cumulative 5-year total stockholder return on our company from December 31, 2001 through December 31, 2006, with the cumulative total returns of the Nasdaq Composite index and a Research Data Group (“RDG”) Internet Composite Index. The graph assumes that the value of the investment in our common stock, Nasdaq and the RDG index (including reinvestment of dividends) was $100 on December 31, 2001 and tracks it through December 31, 2006. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among A.D.A.M. Inc., The Nasdaq Composite Index

And The RDG Internet Composite Index

*	$100 invested on 12/31/01 in stock or index-including reinvestment of dividends.
Fiscal year ending December 31.

	12/01	12/02	12/03	12/04	12/05	12/06
A.D.A.M., Inc.	$100.00	$15.00	$65.00	$132.67	$268.67	$202.67
NASDAQ Composite	$100.00	$16.85	$101.86	$112.16	$115.32	$127.52
RDG Internet Composite	$100.00	$74.19	$104.93	$116.40	$114.29	$126.71

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below and the consolidated financial statements and notes thereto included elsewhere in this Report.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues, net	$16,505	$10,054	$8,433	$7,889	$8,924
Gross profit	13,064	7,991	6,716	6,221	7,446
Operating income (loss)	3,132	1,289	1,539	562	(1,172)
Income tax benefit	—	5,500	—	—	—
Net income (loss)	2,548	7,062	1,621	608	(1,530)
Basic net income (loss) per share	$0.30	$0.87	$0.21	$0.08	$(0.22)
Weighted average number of common shares outstanding, basic	8,630	8,108	7,879	7,306	7,107
Diluted net income (loss) per share	$0.25	$0.75	$0.19	$0.07	$(0.22)
Weighted average number of common shares outstanding, diluted	10,074	9,468	8,742	8,169	7,107

	As of December 31,
	2006	2005	2004	2003	2002
	(In thousands)
BALANCE SHEET DATA:
Total assets	$59,821	$21,880	$13,244	$10,496	$8,691
Long-term debt	25,178	—	—	—	—
Total liabilities	36,352	4,736	4,395	2,976	2,679
Total shareholders’ equity	23,469	17,144	8,849	7,520	6,012
Working capital	4,316	8,576	4,266	3,415	1,206

	Year Ended December 31,
	2006	2005	2004	2003	2002
PERCENT OF REVENUE:
Gross profit	79.2%	79.5%	79.6%	79.9%	83.4%
Operating income (loss)	19.0%	12.8%	18.2%	7.1%	(13.1)%
Net income (loss)	15.4%	70.2%	19.2%	7.7%	(17.1)%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This analysis of our results of operations should be viewed in conjunction with the accompanying consolidated financial statements, including notes thereto, contained in Item 8 of this Report. This Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Exchange Act of 1934. Statements that are predictive in nature and that depend upon or refer to future events or conditions are forward-looking statements. Although we believe that these statements are based upon reasonable expectations, we can give no assurance that their goals will be achieved. Please refer to the discussion of forward-looking statements included in Part I of this Report.

Overview

We provide high-quality health information services and benefits management solutions to healthcare organizations, benefit brokers, employers, consumers, and educational institutions. A.D.A.M. products empower consumers to get smart about their health and wellness, manage their personal benefits and health account finances, while helping organizations reduce the costs of healthcare and benefits administration. We also provide off-line software applications in the education markets that are designed to teach students gross anatomy and human physiology.

Our Health Management Platform includes the delivery of interactive health content and applications that can be used by a broad range of healthcare consumers—from those with low health literacy to those who play an active and ongoing role in their personal health management. Our health information can be used for learning about general health concerns, specific diseases, medical conditions and treatments, surgical procedures, drug information, specialty health subjects such as women’s health and children’s health, nutrition, alternative medicine and more. Our health applications, such as our Health Risk Assessment library, allow consumers to learn more about their health by providing them with relevant feedback regarding their health condition to help in making better decisions.

Our Benefit Management Platform provides interactive content and applications that can be used by benefit brokers and employers to communicate with employees about a broad range of employee benefits. Our application helps employees understand the benefits provided by the employer, enroll in the optional plans, obtain up-to-date information on their plans and other employer sponsored programs.

Our Broker Management Platform provides interactive content and applications that can be used by insurance brokers to assist in running their offices, track commissions from their sales and manage communications with their employer clients. Our platform helps benefit brokers effectively communicate with their clients via newsletters and helps brokers scale their business by efficiently tracking multiple clients.

We sell our Health Management Platform primarily through multi-year licensing agreements to many different types of healthcare and health-related organizations including hospitals, health plans, integrators, pharmaceutical companies, care management vendors, health-oriented Internet websites, healthcare technology companies and employers. Our products can be incorporated into a customer’s website, imbedded in healthcare applications such as an electronic medical record or disease management applications, contained in a printed or CD-ROM format, or combined with other products that may be offered to a healthcare consumer.

We sell our Benefit and Broker Management Platforms primarily through annual licensing agreements with benefit brokers for a base product with additional enhanced functions often times being paid by the employers directly to A.D.A.M. The annual license agreements typically provide for a minimum monthly financial commitment and if usage exceeds the minimum, additional monthly fees are assessed.

We sell our off-line educational products, professional services and other services based on customer needs and each transaction is generally sold on an individual order basis, and revenue recognized as the product or service is delivered.

Information regarding each of our service markets appears in Item 1 of this Report, under the caption “Overview of our Business.”

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

We generate revenues mainly in three ways—licensing, professional services and product sales. Licensing revenue is recognized ratably over the term of the license agreement beginning after delivery has occurred, when we have determined that the fees from the agreement are fixed and determinable, and there are no significant returns or acceptance provisions. When a contract includes multiple elements, such as services, the entire fee is allocated to each respective element based on vendor specific objective evidence of fair value, and recognized when the revenue criteria for each element is met. Service revenues are generally recognized upon completion and acceptance by the customer. For revenue arrangements in which we sell through a reseller, we do not recognize revenue until an agreement has been finalized between the customer and our authorized reseller and the content has been delivered to the customer by the reseller. Revenue is not recognized unless collectibility is reasonably assured. Revenues from product sales are generally recognized at the time title passes to customers, distributors or resellers. Revenues from royalty agreements are recognized as earned based upon performance or product shipment.

•	Sales Returns Allowances and Allowance for Doubtful Accounts

Significant management judgments and estimates must be made in connection with establishing the sales returns and other allowances in any accounting period. Management must make estimates of potential future product returns related to current period product revenue. Allowances for estimated product returns are provided at the time of sale. We evaluate the adequacy of allowances for returns primarily based upon our evaluation of historical and expected sales experience and by channel of distribution. The judgments and estimates of management may have a material effect on the amount and timing of our revenue for any given period. The allowance for returns in prior years has not been significant. In 2006, our company adopted a no return policy.

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

•	Stock-based Compensation

On January 1, 2006, we adopted SFAS No. 123R using the modified prospective application transition approach method. The adoption decreased our net income by $294,000 for the year ended December 31, 2006 compared to our previous method of accounting for share-based compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Proforma effects of SFAS No. 123(R) would have decreased our net income for year ended December 31, 2005 and 2004 by $780,000 and $415,000, respectively. We expect to incur approximately $1,863,000 of expense over a weighted average of 2.7 years for all unvested options outstanding at December 31, 2006.

Results of Operations

Year ended December 31, 2006 compared to year ended December 31, 2005

Revenues

	Year Ended December 31,				2006 % of Revenue	2005 % of Revenue
	2006	2005	$ Change	% Change
A.D.A.M., Inc. Consolidated
Licensing	$13,818	$7,598	$6,220	81.9%	83.7%	75.6%
Product	1,594	1,737	(143)	(8.2)%	9.7%	17.3%
Professional services and other	1,093	719	374	52.0%	6.6%	7.1%

Total Net Revenues	$16,505	$10,054	$6,451	64.2%	100.0%	100.0%

A.D.A.M. acquired Online Benefits on August 14, 2006, and accordingly, the results of Online Benefits are included in the consolidated operating results subsequent to the acquisition. In order to facilitate the review of the year to year results, the table below shows the results of just the A.D.A.M. operating units and excludes the amounts reported by Online Benefits.

	Year Ended December 31,				2006 % of Revenue	2005 % of Revenue
	2006	2005	$ Change	% Change
A.D.A.M., Inc. excluding Online Benefits
Licensing	$8,817	$7,598	$1,219	16.0%	79.7%	75.6%
Product	1,594	1,737	(143)	(8.2)%	14.4%	17.3%
Professional services and other	650	719	(69)	(9.5)%	5.9%	7.1%

Total Net Revenues	$11,061	$10,054	$1,007	10.0%	100.0%	100.0%

Total net revenues increased 64.2%, or $6,451,000, to $16,505,000 in 2006 from $10,054,000 in 2005. Revenues from Online Benefits in 2006 accounted for $5,444,000 of the net increase. Excluding the results of Online Benefits, total revenue increased $1,007,000 or 10.0% organically from 2005 to 2006.

Licensing revenues increased 81.9%, or $6,220,000, to $13,818,000 in 2006 from $7,598,000 in 2005. Licensing revenues are derived from licensing our products primarily to healthcare organizations, technology companies, benefit brokers, employers, and internet customers. Online Benefits licensing revenue from benefit brokers and employers accounted for $5,001,000 of the total $6,220,000 increase in licensing revenue for 2006.

Excluding the results of Online Benefits, licensing revenue increased 16.0%, or $1,219,000, to $8,817,000 in 2006 from $7,598,000 in 2005. This organic growth was from increased revenue in healthcare, technology and internet customers. Healthcare increased $841,000 to $7,705,000, technology related companies increased $312,000 to $569,000, and the internet market increased $161,000 to $1,193,000 in 2006. As a percent of total revenues, revenues from licensing were 79.7% in 2006 compared to 75.6% in 2005.

Revenues from product sales decreased 8.2%, or $143,000, to $1,594,000 in 2006 from $1,737,000 in 2005. The product revenues consist primarily of product sales to the educational market. This decrease in 2006 was attributable to a high volume of sales in 2005, the result of a well received new product release of the A.D.A.M. Interactive Anatomy 4.0 the prior year. As a percent of total revenues, revenues from product sales were 9.7% in 2006 compared to 17.3% in 2005.

Professional services and other revenue are derived from products such as administrative service provider services, direct to consumer products, custom implementation services, and sales of nonrecurring products such as books, subscriptions, and images. The revenue growth of 52.0%, or $374,000, in 2006 was mainly attributable to the results of Online Benefits and its related administrative service provider business. The professional services and other revenues accounted for approximately 7% of total revenue for both 2006 and 2005.

Operating Costs and Expenses

	Year Ended December 31,				2006 % of Revenue	2005 % of Revenue
	2006	2005	$ Change	% Change
A.D.A.M., Inc. Consolidated
Cost of revenues	$2,490	$1,354	$1,136	83.9%	15.1%	13.5%
Cost of revenues—amortization	951	709	242	34.1%	5.8%	7.1%
Product and content development	2,704	1,456	1,248	85.7%	16.4%	14.5%
Sales and marketing	2,903	1,965	938	47.7%	17.6%	19.5%
General and administrative	4,325	3,281	1,044	31.8%	26.2%	32.6%

Total Operating Cost and Expenses	$13,373	$8,765	$4,608	52.6%	81.1%	87.2%

A.D.A.M. acquired Online Benefits on August 14, 2006, and accordingly, the results of Online Benefits are included in the consolidated operating results subsequent to the acquisition. In order to facilitate the review of the year to year results, the table below shows the results of just the A.D.A.M. operating units and excludes the amounts reported by Online Benefits.

	Year Ended December 31,				2006 % of Revenue	2005 % of Revenue
	2006	2005	$ Change	% Change
A.D.A.M., Inc. excluding Online Benefits
Cost of revenues	$1,449	$1,354	$96	7.0%	13.1%	13.5%
Cost of revenues—amortization	663	709	(46)	(6.5)%	6.0%	7.1%
Product and content development	1,518	1,456	62	4.2%	13.7%	14.5%
Sales and marketing	1,823	1,965	(143)	(7.3)%	16.5%	19.5%
General and administrative	3,402	3,281	121	3.7%	30.8%	32.6%

Total Operating Cost and Expenses	$8,855	$8,765	$90	1.0%	80.1%	87.2%

Cost of revenues increased 83.9%, or $1,136,000, to $2,490,000 in 2006 from $1,354,000 in 2005. Cost of revenues consists primarily of costs associated with royalties, distribution license fees, and personnel support for the benefit and broker management systems for our licensing products. This cost also includes product components, packaging and shipping costs related to our products and services revenue. Online Benefits’ cost of revenues, which included costs for support of our benefit and broker management systems, accounted for $1,041,000 of the total cost of revenue in 2006. Excluding the results of Online Benefits, cost of revenues increased 7.0% or $96,000 in 2006 from 2005. As a percentage of revenue, cost of revenues was 13.1% in 2006, compared to 13.5% in 2005.

Cost of revenues—amortization increased 34.1%, or $242,000, to $951,000 in 2006 from $709,000 in 2005. Cost of revenues—amortization consists primarily of costs associated with amortization of capitalized customer list, software product, and content development costs. Online Benefits’ cost of revenues—amortization was $287,000 in 2006. Excluding the results of Online Benefits cost of revenues—amortization decreased $46,000, or 6.5% in 2006 from 2005. As a percent of total revenues, cost of revenues—amortization decreased to 6.0% in 2006 from 7.1% in 2005.

Product and content development costs increased 85.7%, or $1,248,000, to $2,704,000 in 2006 from $1,456,000 in 2005. Online Benefits incurred product and content development costs of $1,186,000. The remaining $62,000 increase is primarily attributable to a $280,000 increase in personnel related cost associated with an increase in the number of employees in product, engineering, editorial, and client services areas and a $146,000 increase in consulting fees. As these employees worked on projects where the costs were capitalized, the net cost was reduced by $347,000 for the increased amount of software development costs capitalized. As a percent of total revenues, product and content development costs increased to 13.7% for 2006, compared to 14.5% in 2005.

Sales and marketing costs increased 47.7%, or $938,000, to $2,903,000 in 2006 from $1,965,000 in 2005. Online Benefits accounted for $1,081,000 of the total sales and marketing expense. The remaining $143,000 decrease was primarily attributable to a $132,000 decrease in consulting and public relations fees and an $88,000 decrease in advertising and sales promotions. These decreases were partially offset by a $34,000 increase in sales salaries and a $36,000 increase in travel expense. As a percent of total revenues, sales and marketing costs increased to 16.5% for 2006, compared to 19.5% in 2005.

General and administrative expenses increased 31.8%, or $1,044,000, to $4,325,000 in 2006 from $3,281,000 in 2005. Online Benefits’ general and administrative expenses were $923,000 of this increase. The remaining $121,000 increase is primarily attributable to a $392,000 cost related to severance paid to a former employee, $145,000 increase in recruiting fees, a $65,000 increase in bad debt expense, a $28,000 increase in salary expenses and a $30,000 increase in consulting fees. . These increases were partially offset by a $507,000 decrease in stock compensation expense and a $34,000 decrease in property and liability insurance expenses. As a percent of total revenues, product and content development costs decreased to 30.8% for 2006, compared to 32.6% in 2005.

Other Income (Expense)

Interest expense increased $1,066,000, to $1,102,000 in 2006 from $36,000 in 2005. This increase in interest expense was primarily related to the debt incurred to finance the acquisition of Online Benefits. Interest on the debt related to the acquisition was $884,000 in 2006. Amortization of financing fees related to the acquisition was $140,000 in 2006.

Interest income increased $169,000 to $518,000 in 2006 from $349,000 in 2005. This increase was primarily due to higher levels of investments during 2006 prior to the acquisition of Online Benefits in August, 2006.

Income Tax Provision (Benefit)

In 2005 we realized an income tax benefit of $5,500,000 due to the reversal of a portion of our deferred tax asset valuation allowance. (see Note 9 to the consolidated financial statements). For 2006, no provision was recorded for income taxes as we had sufficient net operating loss carry forwards to offset taxable income and we had no change to our deferred tax asset.

Net Income

As a result of the above, we had net income of $2,548,000, or $0.30 per share (basic), for 2006, as compared to net income of $7,062,000, or $0.87 per share (basic), for 2005.

Year ended December 31, 2005 compared to year ended December 31, 2004

Certain reclassifications to the 2005 and 2004 data have occurred between the product and professional services and other revenue line items. Depreciation and amortization is now reflected in the respective cost of revenues, product and content development, sales and marketing, and general and administrative expense items.

Revenues

	Year Ended December 31,				2005 % of Revenue	2004 % of Revenue
	2005	2004	$ Change	% Change
Licensing	$7,598	$6,571	$1,027	15.6%	75.6%	77.9%
Product	1,737	1,285	452	35.2%	17.3%	15.2%
Professional services and other	719	577	142	24.6%	7.1%	6.9%

Total Net Revenues	$10,054	$8,433	$1,621	19.2%	100.0%	100.0%

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

Revenues from the education market increased $452,000, or 35.2%, to $1,737,000 for 2005 compared to $1,285,000 for 2004. This was mainly due to a $469,000 increase in sales of the new version of our flagship product for education A.D.A.M. Interactive Anatomy 4.0 which was released in the third quarter of 2004. As a percent of total net revenues, net revenues from the education market increased to 17.3% for 2005 compared to 15.2% for 2004.

Operating Costs and Expenses

	Year Ended December 31,				2005 % of Revenue	2004 % of Revenue
	2005	2004	$ Change	% Change
A.D.A.M., Inc. excluding Online Benefits
Cost of revenues	$1,354	$1,128	$226	20.0%	13.5%	13.4%
Cost of revenues—amortization	709	589	120	20.4%	7.1%	7.0%
Product and content development	1,456	1,414	42	3.0%	14.5%	16.8%
Sales and marketing	1,965	1,703	262	15.4%	19.5%	20.2%
General and administrative	3,281	2,060	1,221	59.3%	32.6%	24.4%

Total Operating Cost and Expenses	$8,765	$6,894	$1,871	27.1%	87.2%	81.8%

Cost of revenues increased $226,000, or 20.0%, to $1,354,000 for 2005 compared to $1,128,000 for 2004. Cost of revenues includes shipped product components, packaging and shipping costs, newsletter printing costs, distribution license fees, and royalties costs. This increase was primarily the result of a $100,000 increase in royalties, a $10,000 increase in third party licensing, and an $11,000 increase in subscription cost. This increase was offset by a $58,000 decrease in shipping costs, and an $11,000 decrease in subscription costs. As a percent of total net revenues, cost of revenues was to 13.5% for 2005 and 13.4% for 2004.

Cost of revenues—amortization increased $120,000, or 20.4%, to $709,000 for 2005 compared to $589,000 for 2004. Cost of revenues—amortization includes primarily costs associated with amortization of capitalized software product and content development costs. As a percent of total revenues, cost of revenues—amortization costs increased to 7.1% for 2005 compared to 7.0% for 2004.

Product and content development costs increased $42,000, or 3.0%, to $1,456,000 for 2005 from $1,414,000 for 2004. This increase was primarily attributable to $237,000 decrease in the amount of software development costs capitalized, an $8,000 increase in third party software licensing fees, a $5,000 increase in continuing education and training costs for our employees, and a $3,000 increase in both travel costs and dues and fees. Partially offsetting these increases was a $103,000 decrease in consulting costs, a $93,000 decrease in depreciation and amortization expense, an $11,000 decrease in commissions and bonuses, a $5,000 decrease in computer related supplies, and a $4,000 decrease in payroll taxes. As a percent of total revenues, product and content development costs decreased to 14.5% for 2005 compared to 16.8% for 2004.

Sales and marketing expenses increased $262,000, or 15.4%, to $1,965,000 for 2005 from $1,703,000 for 2004. Driving this increase was a $195,000 increase in salaries and related payroll taxes, an $84,000 increase in advertising and marketing related costs, and an $80,000 increase in consulting fees. Partially offsetting these increases was a $100,000 decrease in depreciation and amortization expense. As a percent of total revenues, sales and marketing expenses were 19.5% for 2005 compared to 20.2% for 2004.

General and administrative expenses increased $1,221,000, or 59.3%, to $3,281,000 for 2005 from $2,060,000 for 2004. This increase was primarily attributable to a $644,000 increase in stock compensation expense related to our variably priced stock options, a $520,000 increase in salaries and related benefits, payroll taxes and hiring costs, a $149,000 increase in consulting fees and temporary labor for various projects including Sarbanes Oxley related work, a $26,000 increase in bad debt expense, a $41,000 increase in legal and accounting fees, a $23,000 increase in dues and fees, and a $15,000 increase in travel costs. These increases were partially offset by an $184,000 decrease in depreciation and amortization expense, $46,000 decrease in investor relations, a $7,000 decrease in computer and office supplies, and a $12,000 decrease in other miscellaneous general and administrative costs. As a percent of total revenues, general and administrative expenses increased to 32.6% for 2005 compared to 24.4% for 2004.

Other Expenses and Income

Interest and investment income, net, increased $191,000, or 232.9%, to $273,000 for 2005, as compared to interest income of $82,000 for 2004. This increase was attributable to an increase in the amount of invested funds and higher interest and dividend yields.

In 2005 we realized an income tax benefit of $5,500,000 due to the reversal of a portion of our deferred tax asset valuation allowance. In the fourth quarter of 2005 we offset this benefit with a $100,000 deferred income tax expense (see Note 9 to the consolidated financial statements). For 2004 no provision was recorded for income taxes as we had sufficient net operating loss carry forwards to offset taxable income and we had fully reserved our deferred tax asset.

Net Income

As a result of the above, we had net income of $7,062,000, or $0.87 per share (basic), for 2005, as compared to net income of $1,621,000, or $0.21 per share (basic), for 2004.

Liquidity and Capital Resources

As of December 31, 2006, we had cash and cash equivalents of $6,382,000, short-term investments of $858,000 and working capital of $3,084,000. Our working capital is affected by the timing of each period end in relation to items such as payments received from customers, payments made to vendors, and internal payroll and billing cycles, as well as the seasonality within our business. Accordingly, our working capital, and its impact on cash flow from operations, can fluctuate materially from period to period.

Cash provided by operating activities decreased to $3,325,000 during 2006 as compared to cash provided by operating activities of $3,976,000 during 2005. This $651,000 decrease is mainly due to a $4,514,000 decrease in net income, a $507,000 decrease in stock compensation expense, a $289,000 decrease in accounts receivable, a $324,000 decrease in accounts payable, and an $808,000 decrease in deferred revenue. These were partially offset by a $267,000 increase in depreciation and amortization and a $0 change in the deferred tax asset in 2006 compared to the $5,500,000 change in 2005.

Cash used in investing activities was $23,972,000 during 2006 as compared to cash used in investing activities of $4,798,000 during 2005, an increase of $19,174,000. The primary driver of this increase is related to the Online Benefits acquisition. Additionally, during 2006, we had a $519,000 increase in capitalized software product and content development costs compared to 2005.

Cash provided by financing activities was $24,213,000 during 2006 as compared to cash provided by financing activities of $396,000 during 2005. The primary source of this $23,817,000 increase in financing cash was related to the $25,000,000 in debt proceeds related to the Online Benefits acquisition.

We also use working capital to finance ongoing operations, fund the development and introduction of new business strategies and internally developed software, acquire complementary businesses and acquire capital equipment.

Commitments and Other Contractual Obligations

We have entered into certain agreements to license content for our services from various unrelated third parties. We also have contractual obligations at December 31, 2006, relating to real estate, capital and operating lease arrangements.

Total payments due and estimated under long-term debt, license payments, real estate, operating and capital leases are listed below:

Year	Long-term Debt	License Agreements	Real Estate Leases	Other Operating Leases	Capital Leases	Total
One year or less	$1,000	$164	$1,656	$185	$185	$3,190
Two to three years	9,250	98	3,059	118	161	12,686
Four to five years	14,750	—	2,314	32	37	17,133
After five years	—	—	—	—	—	—

Total	$25,000	$262	$7,029	$335	$383	$33,009

We believe our cash resources from cash, short-term investments, $2 million revolver with our lender, together with anticipated cash flows from operations, will be sufficient to meet our working capital needs for the next twelve months. However, we may be required to raise additional funds in order to accelerate development of new and existing services and products, to respond to competitive pressures or to possibly acquire complementary products, businesses or technologies. There can be no assurance that any required additional financing will be available on terms favorable to us, or at all. If additional funds are raised by the issuance of equity securities, our shareholders would experience dilution of their ownership interest and these securities may have rights senior to those of the holders of the common stock. If additional funds are raised by the issuance of debt securities, we may be subject to certain limitations on our operations, including limitations on the payment of dividends. If adequate funds are not available or not available on acceptable terms, we may be unable to take advantage of acquisition opportunities, develop or enhance services and products or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax provision taken or expected to be taken in a tax return. It also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact, if any, that this new standard will have on our results of operations, financial position or cash flows.

On February 15, 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits many financial instruments and certain other items to be measured at fair value at our option. Most of the provisions in SFAS 159 are elective; however, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS 159 permits the choice to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective for financial statements issued for the first fiscal year beginning after November 15, 2007. Early adoption is permitted provided that the choice is made in the first 120 days of that fiscal year and SFAS No. 157; “Fair Value Measurements” is also adopted. We are currently evaluating the impact, if any, that this new standard will have on our results of operations, financial position or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, that this new standard will have on our results of operations, financial position or cash flows.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not have operations of a material nature that are subject to risks of foreign currency fluctuations, nor do we use derivative financial instruments in our operations or investment portfolio. Our exposure to risk and related changes in interest rates relates primarily to our investment portfolio and our variable rate debt. As of December 31, 2006, we had $6,382,000 of cash and cash equivalents, $858,000 in short term investments and $2,192,000 in restricted cash. Due to the conservative and short-term nature of our investment portfolio, we believe that even a sudden 10% change in interest rates would not have a material effect on the value of the portfolio. The average yield on our short-term investment at December 31, 2006, which matures on January 18, 2007, was approximately 5.70%. The impact on our future interest income depends largely on the gross amount of our investment portfolio. We do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates.

As of December 31, 2006, we had a total of $25 million in variable rate debt at differing interest rates tied to Libor. If the interest rates on our existing variable rate debt were to increase by 10% over the next twelve months, we would incur $2,500,000 of additional interest expense over a 12-month period and would potentially be in default of the long-term debt covenants.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements, including notes thereto, and the report of independent registered public accounting firm are filed as Exhibit 99.1 to this Report and incorporated herein by reference.

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2006 and 2005
Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004
Notes to Consolidated Financial Statements

Quarterly Financial Information

The following table presents certain unaudited quarterly statements of operations data for each of the eight quarters beginning January 1, 2005 and ending December 31, 2006. Such information, in the opinion of management, includes all adjustments necessary for a fair presentation of that information. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future quarter.

	2006 Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Revenues, net	$2,482	$2,715	$4,473	$6,835
Gross profit	1,993	2,206	3,629	5,236
Operating income	601	800	680	1,051
Net income	728	951	486	383
Earnings per share, basic	$0.09	$0.11	$0.06	$0.04
Earnings per share, diluted	$0.07	$0.10	$0.05	$0.04

	2005 Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Revenues, net	$2,338	$2,489	$2,720	$2,507
Gross profit	1,841	2,014	2,268	1,868
Operating income (loss)	472	581	711	(475)
Net income (loss)	508	647	6,412	(505)
Earnings per share, basic	$0.06	$0.08	$0.79	$(0.06)
Earnings per share, diluted	$0.06	$0.07	$0.67	$(0.05)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Management has developed and implemented a policy and procedures for reviewing, on a quarterly basis, our disclosure controls and procedures and our internal control over financial reporting. Management, including our CEO and CFO, evaluated the effectiveness of the design and operation of disclosure controls and procedures as of the end of the period covered by this Report and, based on their evaluation; our CEO and CFO have concluded that these controls and procedures are operating effectively. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file under the Exchange Act is accumulated and communicated to management, including the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in our internal control over financial reporting that occurred during the fourth quarter of 2006 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to our proxy statement for our 2007 Annual Meeting of Shareholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to our proxy statement for our 2007 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to our proxy statement for our 2007 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to our proxy statement for our 2007 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to our proxy statement for our 2007 Annual Meeting of Shareholders.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report:

(1) Index to Consolidated Financial Statements

(2) Financial Statement Schedules

Schedule II. Valuation and Qualifying Accounts

The following table shows an analysis of each valuation and qualifying account for years ended December 31, 2006, 2005, and 2004.

	Balance at Beginning of Year	Additions and Deductions Charged to Expense	Additions Acquired	Deductions	Balance at End of Year
Year ended December 31, 2006
Allowance for doubtful accounts	$141,912	$54,111	$109,616	$(25,886)	$279,753
Allowance for sales returns and allowances	$5,308	$—	$—	$(5,308)	$—
Allowance for deferred tax asset	$9,976,000	$451,000	$8,005,000	$(479,000)	$17,953,000
Year ended December 31, 2005
Allowance for doubtful accounts	$24,671	$122,128	$—	$(4,887)	$141,912
Allowance for sales returns and allowances	$78,388	$—	$—	$(73,080)	$5,308
Allowance for deferred tax asset	$15,656,000	$316,000	$—	$(5,996,000)	$9,976,000
Year ended December 31, 2004
Allowance for doubtful accounts	$56,254	$—	$—	$(31,583)	$24,671
Allowance for sales returns and allowances	$54,066	$24,322	$—	$—	$78,388
Allowance for deferred tax asset	$15,940,000	$422,000	$—	$(706,000)	$15,656,000

(3) Exhibits

EXHIBIT INDEX

The following exhibits are filed as part of, or are incorporated by reference into, this report on Form 10-K:

Exhibit No.	Description
3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8, File No. 333-140926, dated February 27, 2007)

3.3	By-Laws (incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 33-96864, dated September 12, 1995, as amended)

10.1	Amended and Restated 1992 Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 33-96864, dated September 12, 1995, as amended)

10.2	401(k) Adoption Agreement and Trust (incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 33-96864, dated September 12, 1995, as amended)

10.3	Second Amended and Restated Employment Agreement between the Company and Robert S. Cramer (incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005)

10.3.1	Amendment to the Second Amended and Restated Employment Agreement between the Company and Robert S. Cramer (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005)

10.3.2	Second Amendment to Second Amended and Restated Employment Agreement between the Company and Robert S. Cramer (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005)

10.4	Employment Agreement between the Company and Kevin S. Noland, dated December 21, 2001 (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001)

10.4.1	First Amendment to Employment Agreement between the Company and Kevin S. Noland (incorporated by reference to Exhibit 10.2 of the Form 8-K filed by the Company on March 18, 2005)

10.4.2	Modification to Compensation Arrangements with Kevin S. Noland (incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005)

10.4.3	Second Amendment to Employment Agreement between the Company and Kevin S. Noland (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005)

10.4.4	Third Amendment to Employment Agreement between the Company and Kevin S. Noland (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005)

10.5	Bridge Note and Warrant Purchase Agreement between Union Street Partners, L.P and Robert S. Cramer, Jr. and the Company dated December 31, 1999 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.6	Registration Rights Agreement between Union Street Partners, L.P and Robert S. Cramer, Jr. and the Company dated December 31, 1999 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.7	Common Stock Purchase Agreement dated May 22, 2003 between the Company and Fusion Capital Fund II, LLC (incorporated by reference to the Company’s Registration Statement of Form S-3, File No. 333-45294, dated September 7, 2000, as amended)

Exhibit No.	Description
10.8	2002 Stock Incentive Plan (incorporated by reference to the Company’s definitive proxy statement filed on May 24, 2002 in connection with its 2002 Annual Meeting of Shareholders)

10.9	Agreement and Plan of Merger dated August 14, 2006 by and among A.D.A.M., Inc., ADAM Merger Sub, Inc. and Online Benefits, Inc. (incorporated by reference to Exhibit 2.1 of the Form 8-K filed by the Company on August 16, 2006)

10.10	Credit Agreement dated August 14, 2006 by and among A.D.A.M., Inc.; Integrative Medicine Communications, Inc., Nidus Information Services, Inc., Online Benefits, Inc., Benergy Outsourcing Strategies, Inc., and Captiva Software, Inc., the financial institutions from time to time parties thereto, and Capital Source Finance LLC (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by the Company on August 16, 2006)

10.11	Conversion and Registration Rights Agreement dated as of August 14, 2006 by and between A.D.A.M., Inc. and Capital Source Finance LLC (incorporated by reference to Exhibit 10.2 of the Form 8-K filed by the Company on August 16, 2006)

10.12	Employment Agreement between the Company and Mark B. Adams, dated December 21, 2001 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006)

14.1	Code of Ethics for Senior Officers (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

21.1	Subsidiaries of the Company (filed herewith)

23.1	Consent Of Independent Registered Public Accounting Firm—Tauber & Balser P.C. (filed herewith)

23.2	Consent of Berenson LLP (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

99.1	Financial Statements (filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 27, 2007	A.D.A.M., INC. (Registrant)

	By	/s/ KEVIN S. NOLAND
Kevin S. Noland President and Chief Executive Officer (principal executive officer)

Date: March 27, 2007	A.D.A.M., INC. (Registrant)

	By	/s/ MARK B. ADAMS
Mark B. Adams Chief Financial Officer and Corporate Secretary (principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on March 27, 2007.

Signature	Title

/s/ KEVIN S. NOLAND Kevin S. Noland	President and Chief Executive Officer

/s/ MARK B. ADAMS Mark B. Adams	Chief Financial Officer and Corporate Secretary

/s/ ROBERT S. CRAMER, JR. Robert S. Cramer, Jr.	Chairman of the Board of Directors

/s/ CLAY SCARBOROUGH Clay Scarborough	Director

/s/ DANIEL S. HOWE Daniel S. Howe	Director

/s/ MARK KISHEL, M.D. Mark Kishel, M.D.	Director