Form 10-Q
period 2007-03-31
ADAM INC
filed 2007-05-11
CIK 863650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of May 4, 2007, there were 9,530,946 shares of the Registrant’s common stock, par value $.01 per share, outstanding.

A.D.A.M., Inc.

Form 10-Q for the Quarter Ended March 31, 2007

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

A.D.A.M., Inc.

Consolidated Balance Sheets

(In thousands, except share data)

	March 31, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$5,700	$6,382
Investments, short term	—	858
Accounts receivable, net of allowances of $337 and $280, respectively	3,643	3,082
Restricted cash	45	2,192
Inventories, net	70	74
Prepaids and other assets	1,508	1,673

Total current assets	10,966	14,261
Property and equipment, net	848	876
Intangible assets, net	10,172	10,276
Goodwill	27,883	27,883
Other assets	158	158
Deferred financing costs, net	1,094	1,184
Deferred tax assets	5,500	5,500

Total assets	$56,621	$60,138

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payables and accrued expenses	$2,789	$4,075
Deferred revenue	5,053	4,447
Note payable	—	1,500
Current portion of long-term debt	—	1,000
Current portion of capital lease obligations	146	155

Total current liabilities	7,988	11,177
Capital lease obligations, net of current portion	151	178
Other liabilities	1,237	1,314
Long-term debt, net of current portion	23,000	24,000

Total liabilities	32,376	36,669

Commitments and contingencies
Shareholders’ equity
Common stock, $.01 par value; 20,000,000 shares authorized; 9,390,211 shares issued and 9,120,452 shares outstanding at 3/31/2007 and 9,386,878 shares issued and 9,117,119 shares outstanding at 12/31/2006	94	94
Treasury stock, at cost, 269,759 shares	(1,088)	(1,088)
Additional paid-in capital	54,410	54,109
Unrealized gain (loss) on investments	7	(2)
Accumulated deficit	(29,178)	(29,644)

Total shareholders’ equity	24,245	23,469

Total liabilities and shareholders’ equity	$56,621	$60,138

The accompanying notes are an integral part of these consolidated financial statements.

A.D.A.M., Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Revenues, net:
Licensing	$5,699	$2,122
Product	374	236
Professional services and other	473	124

Total revenues, net	6,546	2,482

Cost of Revenues:
Cost of revenues	1,331	301
Cost of revenues – amortization	315	188

Total cost of revenues	1,646	489

Gross profit	4,900	1,993

Operating expenses:
Product and content development	1,152	360
Sales and marketing	1,127	435
General and administrative	1,470	597

Total operating expenses	3,749	1,392

Operating income	1,151	601
Interest expense	693	3
Interest income	(12)	(130)
Loss on the sale of assets	4	—

Income before income taxes	466	728
Income tax expense	—	—

Net income	$466	$728

Basic net income per common share	$0.05	$0.09

Basic weighted average number of common shares outstanding	9,389	8,316

Diluted net income per common share	$0.04	$0.07

Diluted weighted average number of common shares outstanding	10,654	9,896

The accompanying notes are an integral part of these consolidated financial statements.

A.D.A.M., Inc.

Consolidated Statement of Changes in Shareholders’ Equity

(In thousands, except share data)

(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit
	Shares	Amount	Shares	Amount				Total
Balance at December 31, 2006	9,386,878	$94	(269,759)	$(1,088)	$54,109	$(2)	$(29,644)	$23,469
Comprehensive income:
Net income	—	—	—	—	—	—	466	466
Unrealized gain (loss) on investments	—	—	—	—	—	9	—	9

Total comprehensive income								475

Stock-based compensation expense	—	—	—	—	282	—	—	282
Exercise of common stock options	3,333	—	—	—	19	—	—	19

Balance at March 31, 2007	9,390,211	$94	(269,759)	$(1,088)	$54,410	$7	$(29,178)	$24,245

The accompanying notes are an integral part of these consolidated financial statements.

A.D.A.M., Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities
Net income	$466	$728
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	423	224
Deferred financing cost amortization	96	—
Gain on sale of assets	4	—
Stock-based compensation expense	282	(11)
Changes in assets and liabilities:
Accounts receivable	(562)	932
Inventories	5	(2)
Prepaids and other assets	158	(25)
Accounts payable and accrued liabilities	(1,286)	(360)
Deferred revenue	606	(416)
Other liabilities	(77)	—

Net cash provided by operating activities	115	1,070

Cash flows from investing activities
Purchases of property and equipment	(91)	(39)
Proceeds from sale of property and equipment	7	—
Net change in restricted cash	2,148	(2)
Software product and content development costs	(212)	(116)
Maturities and reclassifications of investments	858	2,054
Proceeds of investments	52	—
Purchase of investments	(43)	(844)

Net cash provided by investing activities	2,719	1,053

Cash flows from financing activities
Payment on note payable	(1,500)	—
Payment on long term debt	(2,000)	—
Proceeds from exercise of common stock options	19	457
Repayments on capital leases	(35)	(5)

Net cash provided by (used in) financing activities	(3,516)	452

Increase (decrease) in cash and cash equivalents	(682)	2,575
Cash and cash equivalents, beginning of period	6,382	2,816

Cash and cash equivalents, end of period	$5,700	$5,391

Interest paid	$1,180	$3

The accompanying notes are an integral part of these consolidated financial statements.

A.D.A.M., Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2007

1. BUSINESS AND BASIS OF PRESENTATION

Business

We provide high-quality health information and benefits management solutions to healthcare organizations, employers, consumers, and educational institutions. With an industry-leading employee and human resources (HR) benefits management platform and one of the largest consumer health information libraries in the world, A.D.A.M. products empower consumers to get smart about their health and wellness and manage their personal benefits and health account finances while helping organizations reduce the costs of healthcare and benefits administration.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the general instructions to Form 10-Q. Accordingly, certain information and footnotes required by GAAP for complete financial statements may be condensed or omitted. These interim financial statements should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Certain amounts previously reported have been reclassified for comparative purposes to conform with current period presentation.

Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or any future period.

2. STOCK-BASED COMPENSATION

On January 14, 1999, certain option grants were canceled at the election of their holders and then replaced that day on a one-for-one basis with new options with an exercise price equal to the closing market price that day, $5.25. These options are accounted for in accordance with FASB Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions involving Stock Compensation (an interpretation of APB 25)”, which provides guidance on the accounting for certain stock option transactions and subsequent amendments to stock option transactions. FIN 44 requires compensation cost for these variably priced options to be recorded to the extent that the current market price exceeds the options’ grant price. The expense is to be adjusted for increases or decreases in the intrinsic value of the modified awards in subsequent periods and until the awards have been exercised, forfeited, or expired. We had 173,149 variably priced options outstanding at March 31, 2007 and December 31, 2006, all of which had fully vested by January 2002 and are accounted for under FIN 44. There were no variably priced options exercised in the three months ended March 31, 2007. We recorded stock-based compensation expense (benefit) of $48,000 and $(34,000) for the three months ended March 31, 2007 and 2006, respectively related to these variably priced options.

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004) (“Statement 123(R)”), “Share-Based Payment,” which is a revision of FASB Statement No. 123 (“Statement 123”), “Accounting for Stock-Based Compensation.” Statement 123(R) supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” The approach to accounting for share-based payments in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and no longer allows pro forma disclosure as an alternative to financial statement recognition.

Effective January 1, 2006, we adopted Statement 123(R) using the modified prospective method and, therefore, reflect compensation expense in accordance with the SFAS 123(R) transition provisions. Under the modified prospective method, prior periods are not restated to reflect the impact of adopting the new standard at earlier dates.

As a result of the adoption of Statement 123(R), we recorded $234,000 and $23,000 of stock-based compensation expense for the three months ended March 31, 2007 and 2006, respectively, related to our employee stock options, not including those variable options described above. Had we continued to account for these options under APB 25 we would have recorded no such expense. After recording the expense through March 31, 2007, there remained approximately $1,622,000 of unrecognized compensation cost related to unvested employee stock options to be recognized over the next 2.4 years.

We used the Black-Scholes method (which models the value over time of financial instruments) to estimate the fair value at grant date of the options. The Black-Scholes method uses several assumptions to value an option. We used the following assumptions:

•	Expected Dividend Yield – because we do not currently pay dividends, our expected dividend yield is zero,

•	Expected Volatility in Stock Price – reflects the historical change in our stock price over the expected term of the stock option,

•	Risk-free Interest Rate – reflects the average rate on an United States treasury bond with maturity equal to the expected term of the option, and

•	Expected Life of Stock Awards – reflects the simplified method to calculate an expected life based on the midpoint between the vesting date and the end of the contractual term of the stock award.

The weighted-average assumptions used in the option pricing model for stock option grants were as follows:

Three Months Ended March 31,	2007	2006
Expected Dividend Yield	—	—
Expected Volatility in Stock Price	53.08%	78.22%
Risk-Free Interest Rate	4.76%	4.65%
Expected Life of Stock Awards – Years	2.25	3.50
Weighted Average Fair Value at Grant Date	$3.46	$5.68

In 2002, our Board of Directors adopted and our shareholders approved our 2002 Stock Incentive Plan, under which we have reserved 1,500,000 shares of our common stock pursuant to the grant of incentive or non-qualified stock options to full-time employees and key persons. Options are granted at an exercise price as determined by our Board of Directors, which may not be less than the fair market value of our common stock at the date of the grant, and the options generally vest ratably over a three-year period. Options granted under the Plan generally expire ten years from the date of grant.

The following table summarizes stock option activity for the three months ended March 31, 2007:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Life	Value
Outstanding at December 31, 2006	3,248,392	$4.45	—	—
Granted	6,700	$6.04
Exercised	(3,333)	$5.75	—	—
Canceled or expired	(207,317)	$5.46	—	—

Outstanding at March 31, 2007	3,044,442	$4.38	5.05	$5,259

Exercisable at March 31, 2007	2,587,541	$4.18	3.98	$4,888

Intrinsic value was calculated by multiplying the number of options times the amount by which the Company’s market price at March 31, 2007 exceeded the strike price for each option. The market price at March 31, 2007 was $6.36.

3. ACQUISITION OF ONLINE BENEFITS, INC. AND SUBSIDIARIES

On August 14, 2006, A.D.A.M. acquired all of the outstanding capital stock of Online Benefits, Inc. and its subsidiaries (collectively, “Online Benefits”) from the shareholders thereof for an aggregate purchase price of $33,676,000, which is comprised of $29,500,000 in cash, 529,100 shares of the Company’s common stock having a value of $3,000,000, and $1,176,000 in transaction costs pursuant to an agreement and plan of merger.

The purpose of the acquisition of Online Benefits was to expand the Company’s distribution and customer base. The results of operations of Online Benefits commencing on August 14, 2006 are included in the accompanying consolidated financial statements of the Company.

The allocation of the purchase price consideration paid at closing to the assets acquired and liabilities assumed was based upon estimates of the fair market value of the acquired assets and assumed liabilities in accordance with Financial Accounting Standards Board Statement No. 141, “Business Combinations” (“FAS 141”). The fair values assigned to the intangibles acquired were formulated based on an independent third-party evaluation.

The purchase price of the acquisition is set forth below (in thousands):

Issuance of common stock	$3,000
Cash paid	29,500

Total consideration paid to sellers	32,500
Additional cash paid for transaction costs	1,176

Total purchase price	33,676
Less: noncash item of issuance of common stock	(3,000)
Less: cash acquired in the acquisition	(1,548)

Net cash paid for acquisition	$29,128

In addition, the Company established escrow deposit accounts related to the acquisition of Online Benefits, which have been recorded on the accompanying consolidated balance sheet in restricted cash.

The estimate of the fair value of the assets acquired and liabilities assumed is set forth below (in thousands):

Assets acquired:
Current assets	$5,289
Property and equipment	549
Intangible asset – customer list	8,800
Intangible asset – technology	500
Long-term assets	157

Total assets acquired	15,295

Liabilities assumed:
Current liabilities	(5,858)
Non-current liabilities	(1,601)

Total liabilities assumed	(7,459)

Net assets acquired	7,836

Costs in excess of net assets acquired (recorded goodwill)	25,840

Total fair value of net assets acquired and goodwill	$33,676

4. DEBT

Note Payable

During August 2006, the Company assumed a debt of $1,500,000 in conjunction with the acquisition of Online Benefits. This debt was secured by a first priority lien on the software product Online Benefits developed under the Joint Development Agreement and a second priority lien on all other assets of Online Benefits so long as any Senior Obligations, as defined, were outstanding after which this debt would be secured by all the assets of Online Benefits. Accrued interest, at the 8% rate per annum, amounted to approximately $590,000 at December 31, 2006. At December 31, 2006, we had $2,148,000 in Restricted Cash for the payment of principal and interest related to this note, as the note was in dispute with the creditor at the acquisition date.

In January 2007, the dispute with the creditor was settled and the note and accrued interest were paid in full from Restricted Cash.

Long-term debt

In conjunction with the acquisition of Online Benefits, the Company entered into a credit agreement (Credit Agreement) with Capital Source Finance LLC (Lender). The Credit Agreement, with related balances at March 31, 2007, is summarized below (numbers in column are in thousands):

$2,000,000 revolver with Lender – principal repayable in full in August 2011; interest at LIBOR plus 4% or the prime rate (8.25% at March 31, 2007) plus 2.75%, payable quarterly in arrears; revolver unused facility fee of 0.5% per annum of the average daily balance of the unused portion, payable monthly in arrears	$—

$20,000,000 term loan with Lender – principal repayable in quarterly installments of varying amounts ($1.0 million from June 2008 through September 2008, $1.25 million from December 2008 through September 2010, and $1.5 million from December 2010 through June 2011), interest same as revolver; prepayment premium of either 2% (prior to first anniversary) or 1% (between first and second anniversary) of prepaid amount	18,000

$5,000,000 convertible note with Lender – principal repayable in full in August 2011; interest at LIBOR plus 2.5% or the prime rate plus 1.25%, payable quarterly in arrears; prepayment premium same as term loan; all or any portion of the principal balance is convertible at the option of the Lender into common stock of the Company at a conversion price per share as defined in the agreement	5,000

$23,000

In connection with the Credit Agreement, the Company entered into a Conversion and Registration Rights Agreement dated as of August 14, 2006 which specifies terms applicable to the conversion of the convertible note and provides the Lender with certain registration rights with respect to the shares issuable upon conversion of the convertible note.

In addition to the above terms, there is a provision for a prepayment of 50% excess cash flow, as defined in the Credit Agreement. The Credit Agreement is secured by (i) a first lien on all existing and future tangible and intangible assets and personal property and equity stock of the Company and any existing and future subsidiaries and (ii) a pledge of 100% of the capital stock of the Company’s subsidiaries. The Credit Agreement contains customary financial covenants for earnings as well as ratios related to total debt to earning, debt and interest due to earnings, interest to earnings and capital expenditures.

The deferred financing fees related to this debt were a gross amount of $1,340,000 with an accumulated amortization of $246,000 and $140,000 as of March 31, 2007 and December 31, 2006, respectively.

The Company entered into the First Amendment to the Credit Agreement, dated March 20, 2007, which modified certain terms of the agreement, including certain covenant ratios. The repayment terms were also modified whereas a single payment of $2,000,000 was due and paid March 19, 2007 in lieu of two payments of $1,000,000, each due December 31, 2007 and March 31, 2008. No other changes were made to the remaining payment terms.

5. INVESTMENTS

Our investments are classified as available-for-sale and are therefore recorded at fair value based on current market rates. Changes in the fair value are included in the equity section of our balance sheet and reported in our Consolidated Statement of Changes in Shareholders’ Equity.

At March 31, 2007, the Company did not hold short-term investments.

At December 31, 2006, our short-term investments included the following (in thousands):

Description	Balance	Purchased	Maturity	Yield at 12/31/2006
Mutual Funds
– AIM Floating Fund	$858	1/18/06	1/18/07	5.70%

Total Short-term Investments	$858

6. INTANGIBLE ASSETS

Intangible assets consist of purchased intellectual content, purchased customer contracts, purchased customer relationships, capitalized software product and content development costs to be sold, leased or otherwise marketed, and software development costs for internal use software.

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

Intangible assets are summarized as follows (in thousands):

	Estimated amortizable	March 31,	December 31,
	lives (years)	2007	2006
Intangible Assets:
Capitalized software products and content to be sold, leased or otherwise marketed	2 – 3	$4,960	$4,749
Software developed for internal use	3	339	339
Purchased intellectual content	3	1,431	1,431
Purchased customer contracts	2	333	333
Purchased customer relationships	15	8,800	8,800

Intangible assets, gross		15,863	15,652

Accumulated amortization:
Capitalized software products and content to be sold, leased or otherwise marketed		(3,323)	(3,181)
Software developed for internal use		(233)	(207)
Purchased intellectual content		(1,431)	(1,431)
Purchased customer contracts		(333)	(333)
Purchased customer relationships		(371)	(224)

Accumulated amortization		(5,691)	(5,76)

Intangible assets, net		$10,172	$10,276

Amortization expense for the three months ended March 31, 2007 and 2006 was $315,000 and $187,000, respectively.

7. NET INCOME PER COMMON SHARE

We compute basic net income per share by dividing net income by the weighted average number of common shares outstanding for each period. Diluted net income per share is based upon the addition of the effect of common stock equivalents (stock options, warrants and convertible debt) to the denominator of the basic net income per share calculation using the treasury stock method if their effect is dilutive. The computation of net income per share for the three months ended March 31, 2007 and 2006 is as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2007	2006
Net income	$466	$728

Weighted average common shares outstanding – basic	9,389	8,316
Weighted average common share equivalents (stock options, warrants and convertible debt)	1,265	1,580

Weighted average common shares outstanding – diluted	10,654	9,896
Net income per share:
Basic	$0.05	$0.09
Diluted	$0.04	$0.07

Anti-dilutive stock options, warrants outstanding and convertible debt	1,225	246

8. RELATED PARTY TRANSACTIONS

Investment and Sublease with BeBetter Networks, Inc.

At March 31, 2007 and December 31, 2006, we had a 2% investment in BeBetter Networks, Inc. (“BeBetter”). As of March 31, 2007 and December 31, 2006, our Chairman of the Board of Directors held an approximate 2% voting interest in BeBetter. We account for the investment under the cost method as we have less than a 20% ownership and do not exercise significant influence over the investee.

At March 31, 2007 and December 31, 2006, the carrying value of our investment in BeBetter was $0. We have no plans to make additional investments in BeBetter in the future.

Investment and Sublease with ThePort Network, Inc.

As of March 31, 2007 and December 31, 2006, we held an approximate 32% voting interest in ThePort Network, Inc. (“ThePort”). Our Chairman of the Board of Directors, who also currently serves as the Chairman of the Board of Directors and CEO of ThePort, held an approximate 7% voting interest in ThePort at March 31, 2007 and December 31, 2006 and held a convertible note from and made loans to ThePort in the amount of approximately $1,799,000 and $1,699,000 at March 31, 2007 and December 31, 2006, respectively. Two of our other directors also own equity interests in ThePort. The investment is being accounted for under the equity method (see Note 1 to the financial statements included in our 2006 Annual Report on Form 10-K).

At March 31, 2007 and December 31, 2006, the carrying value of our investment in ThePort was $0. We have not adjusted our investment below zero for our share of ThePort’s losses since then and through March 31, 2007, as we have not provided or committed to provide any additional financial support to ThePort.

9. COMMITMENTS AND CONTINGENCIES

Leases

We lease office space and equipment under non-cancelable lease agreements expiring on various dates through 2011. We also have capital lease commitments for certain equipment. Additionally, we have entered into certain agreements to license content for our services from various unrelated third parties.

At March 31, 2007, future minimum rentals for noncancelable leases with terms in excess of one year and total payments under license agreements for the remainder of 2007 and beyond were as follows (in thousands):

	License	Real Estate	Other Operating	Capital
	Agreements	Leases	Leases	Lease
2007	$123	$1,253	$133	$131
2008	98	1,594	72	116
2009	—	1,465	46	45
2010	—	1,530	27	21
2011	—	784	5	16

Total future minimum lease payments and payments under license agreements	$221	$6,626	$283	329

Less – amounts representing interest				(32)

Present value of future minimum lease payments				297

Less – current portion				(146)

				$151

Rent expense for the three months ended March 31, 2007 and 2006 was $239,000 and $60,000, respectively.

Our headquarters are located in approximately 12,000 square feet of leased office space in Atlanta, Georgia. The space is leased for a term ending in September 2008. We have additional leased office space of 35,806 square feet in Uniondale, New York. The space is leased for a term ending in June 2011. Approximately 20,200 square feet is sublet to unrelated third parties for a term ending in June 2011 for an amount of $37,000 per month. The difference between our lease rate and the income from the sublease contracts, present valued, which amounted to $1,261,000 and $1,332,000 at March 31, 2007 and December 31, 2006, respectively has been recorded as a liability on our accompanying consolidated balance sheet as part of our acquisition adjustments related to Online Benefits. This liability will be amortized over the term of the lease.

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

10. CONCENTRATIONS

No one customer accounted for more than 10% of our revenues during the three months ended March 31, 2007 or 2006.

11. INCOME TAXES

For the three months ended March 31, 2007, we recorded an income tax provision of $177,000, or 38% (our estimated effective tax rate) of our pretax income. Additionally, we performed our quarterly evaluation of the deferred tax asset and the related valuation allowance as of March 31, 2007. Based on our analysis for the three months ended March 31, 2007, we reduced the valuation allowance by $177,000. These two transactions fully offset one another and therefore our income tax provision was $0 for the three months ended March 31, 2007. The March 31, 2007 deferred tax asset balance of $5,500,000 also remained unchanged from December 31, 2006. As a result of realizing this additional $177,000 of our deferred tax asset, we reduced the related valuation allowance to $17,776,000 at March 31, 2007 from $17,953,000 at December 31, 2006.

For the three months ended March 31, 2006, we recorded an income tax provision of $277,000, or 38% (our estimated effective tax rate) of our pretax income. Additionally, we performed our quarterly evaluation of the deferred tax asset and the related valuation allowance as of March 31, 2006. Based on our analysis for the three months ended March 31, 2006, we reduced the valuation allowance by $277,000. These two transactions fully offset one another and therefore our income tax provision was $0 for the three months ended March 31, 2006. The March 31, 2006 deferred tax asset balance of $5,500,000 also remained unchanged from December 31, 2005. As a result of realizing this additional $277,000 of our deferred tax asset, we reduced the related valuation allowance to $9,699,000 at March 31, 2006 from $9,976,000 at December 31, 2005.

At March 31, 2007, we had net operating loss (NOL) and research and development (R&D) credit carryforwards available for tax purposes of approximately $63 million and $1 million, respectively, which will expire on December 31 in years 2007 through 2022 and 2007 through 2023, respectively. Approximately $30 million of the net operating loss carryforwards are attributable to Online Benefits.

We adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”) on January 1, 2007. FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. The Company has recognized tax benefits from all tax positions we have taken, and there has been no adjustment to any carryforwards (net operating loss or research and development credits) as a result of the implementation of FIN 48. Therefore, there are no unrecognized tax benefits and no related FIN 48 tax liabilities at March 31, 2007. In addition, future changes in the unrecognized tax benefits will likely have no impact on our effective tax rate due to the existence of the valuation allowance.

As of March 31, 2007, we have no accrual requirement for interest or penalties related to uncertain tax positions since the tax benefits have not been included in prior income tax return filings. Accrued interest relating to uncertain tax positions would be recorded as a component of interest expense and penalties related to uncertain tax positions would be recorded as a component of general and administrative expenses.

The tax years 2003 to 2005 remain open to examination by the major taxing jurisdictions to which we are subject. Additionally, upon inclusion of the NOL and R&D credit carry forward tax benefits from tax years 2007 to 2023 in future tax returns, the related tax benefit for the period in which the benefit arose may be subject to examination.

12. LEGAL PROCEEDINGS

From time to time the Company is involved in legal actions arising in the normal course of business. Although the final outcome of existing matters cannot be determined, it is the Company’s opinion the final resolution of these matters, if any, will not have a material adverse effect on its financial position.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We provide high-quality health information and benefits management solutions to healthcare organizations, employers, consumers, and educational institutions. With an industry-leading employee and human resources (HR) benefits management platform and one of the largest consumer health information libraries in the world, A.D.A.M. products empower consumers to get smart about their health and wellness and manage their personal benefits and health account finances, while helping organizations reduce the costs of healthcare and benefits administration.

Our highly illustrated and interactive health content can be used for learning about general health concerns, specific diseases, medical conditions and treatments, surgical procedures, drug information, wellness topics, alternative medicine and more. We also develop a number of decision support products such as our Health Risk Assessment library and DecisionAssist tools that guide consumers in making good healthcare decisions by better understanding their health condition and needs. Our content products and decision support tools are sold primarily through annual licensing agreements to a variety of healthcare and health-related organizations including hospitals, health plans, integrators, pharmaceutical companies, care management vendors, health-oriented Internet websites, and healthcare technology companies. While our content products are mostly licensed for online use, they can also be delivered in a printed or CD-ROM format.

Our HR benefits management solutions include Benergy, an award-winning employer and employee Internet-based self-service portal to administer, learn about, enroll in, and manage benefits. Benergy reduces costs by automating many HR and benefits tasks and serves as a communication vehicle between employer and employee. With A.D.A.M.’s high-quality health content and tools, this solution also serves as a health management platform ideal for consumer driven health plans. Benergy is distributed primarily to the small to mid-size employer market through annual licensing agreements with insurance brokers and benefits consultants.

In addition to solutions for employers and employees, we also offer products and services for the insurance broker market, including flexible spending account (“FSA”) administration, Agencyware, an insurance agency management system and Client Community, a dedicated web portal for insurance brokers to interact with their HR customers and prospects.

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

On January 1, 2006, we adopted SFAS No. 123(R) using the modified prospective application transition approach method. The adoption decreased our net income by $234,000 and $23,000 for the three months ended March 31, 2007 and 2006, respectively, compared to our previous method of accounting for share-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. We expect to incur approximately $1,622,000 of expense over a weighted average of 2.4 years for all unvested options outstanding at March 31, 2007.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2007 with the Three Months Ended March 31, 2006

Certain items have been reclassified to conform to the current period presentation. The Product revenue classification was labeled Education on March 31, 2006.

Revenues

	Three Months Ended March 31,				2007 % of Total Rev	2006 % of Total Rev
	2007	2006	$ Change	% Change
A.D.A.M., Inc. Consolidated
Licensing	$5,699	$2,122	$3,577	168.6%	87.1%	85.5%
Product	374	236	138	58.5%	5.7%	9.5%
Professional services and other	473	124	349	281.5%	7.2%	5.0%

Total Net Revenues	$6,546	$2,482	$4,064	163.8%	100.0%	100.0%

A.D.A.M. acquired Online Benefits on August 14, 2006, and accordingly, the results of Online Benefits are included in the consolidated operating results subsequent to the acquisition. In order to facilitate the review of the results for the comparable period, the table below shows the results of just the A.D.A.M. operating units and excludes the amounts reported by Online Benefits.

	Three Months Ended March 31,				2007 % of Total Rev	2006 % of Total Rev
	2007	2006	$ Change	% Change
A.D.A.M., Inc. excluding Online Benefits
Licensing	$2,346	$2,122	$224	10.6%	83.4%	85.5%
Product	374	236	138	58.5%	13.3%	9.5%
Professional services and other	92	124	(32)	(25.8)%	3.3%	5.0%

Total Net Revenues	$2,812	$2,482	$330	13.3%	100.0%	100.0%

Total net revenues increased 163.8%, or $4,064,000, to $6,546,000 for the three months ended March 31, 2007 compared to $2,482,000 for the three months ended March 31, 2006. Revenues from Online Benefits for the three months ended March 31, 2007 accounted for $3,734,000 of the net increase. Excluding the results of Online Benefits, total revenue increased $330,000 or 13.3% organically for the three months ended March 31, 2007 compared to the three months ended March 31, 2006.

Licensing revenues increased 168.6%, or $3,577,000, to $5,699,000 for the three months ended March 31, 2007 compared to $2,122,000 for the three months ended March 31, 2006. Licensing revenues are derived from licensing our products primarily to healthcare organizations, technology companies, benefit brokers, employers, and internet customers. Online Benefits licensing revenue from benefit brokers and employers accounted for $3,353,000 of the total $3,577,000 increase in licensing revenue for the three months ended March 31, 2007.

Excluding the results of Online Benefits, licensing revenue increased 10.6%, or $224,000, to $2,346,000 for the three months ended March 31, 2007 compared to $2,122,000 for the three months ended March 31, 2006. This organic growth was from increased revenue in healthcare, technology and internet customers. Licensing revenue increased by $88,000, $83,000, and $80,000 in technology, internet, and healthcare, respectively as a result of new customer contracts. As a percent of total revenues, revenues from licensing were 83.4% of revenue for the three months ended March 31, 2007 compared to 85.5% for the three months ended March 31, 2006.

Revenues from product sales increased 58.5%, or $138,000, to $374,000 for the three months ended March 31, 2007 compared to $236,000 for the three months ended March 31, 2006. Product revenues are A.D.A.M. only. The product revenues consist primarily of product sales to the educational market. The increase in 2007 was attributable to increased volume from our distribution partners both domestic and international as well as orders from new customer contracts. As a percent of total revenues, revenues from product sales were 13.3% for the three months ended March 31, 2007 compared to 9.5% for the three months ended March 31, 2006.

Professional services and other revenues increased 281.5%, or $349,000, to $473,000 for the three months ended March 31, 2007 compared to $124,000 for the three months ended March 31, 2006. Professional services and other revenue are derived from products such as administrative service provider services, direct to consumer products, custom implementation services, and sales of nonrecurring products such as books, subscriptions, and images. Online Benefits and its related administrative service provider business accounted for $381,000 of the total revenue for professional services and other. Excluding Online Benefits, the professional services and other revenues accounted for approximately 3.3% for the three months ended March 31, 2007 compared to 5.0% for the three months ended March 31, 2006.

Operating Costs and Expenses

Certain items have been reclassified to conform to the current period presentation. This reclassification primarily relates to the allocation of depreciation and amortization to the related categories.

	Three Months Ended March 31,				2007 % of Revenue	2006 % of Revenue
	2007	2006	$ Change	% Change
A.D.A.M., Inc. Consolidated
Cost of revenues	$1,331	$301	$1,030	342.2%	20.3%	12.1%
Cost of revenues – amortization	315	188	127	67.6%	4.8%	7.6%
Product and content development	1,152	360	792	220.0%	17.6%	14.5%
Sales and marketing	1,127	435	692	159.1%	17.2%	17.5%
General and administrative	1,470	597	873	146.2%	22.5%	24.1%

Total Operating Cost and Expenses	$5,395	$1,881	$3,514	186.8%	82.4%	75.8%

A.D.A.M. acquired Online Benefits on August 14, 2006, and accordingly, the results of Online Benefits are included in the consolidated operating results subsequent to the acquisition. In order to facilitate the review of the results for the comparable period, the table below shows the results of just the A.D.A.M. operating units and excludes the amounts reported by Online Benefits.

	Three Months Ended March 31,				2007 % of Revenue	2006 % of Revenue
	2007	2006	$ Change	% Change
A.D.A.M., Inc. excluding Online Benefits
Cost of revenues	$326	$301	$25	8.3%	11.6%	12.1%
Cost of revenues – amortization	127	188	(61)	(32.4%)	4.5%	7.6%
Product and content development	625	360	265	73.6%	22.2%	14.5%
Sales and marketing	502	435	67	15.4%	17.9%	17.5%
General and administrative	1,045	597	448	75.0%	37.2%	24.1%

Total Operating Cost and Expenses	$2,625	$1,881	$744	39.6%	93.3%	75.8%

Cost of revenues increased $1,030,000, or 342.2%, to $1,331,000 for the three months ended March 31, 2007 compared to $301,000 for the three months ended March 31, 2006. Cost of revenues consists primarily of royalties and distribution license fees, production costs for product sales, and personnel support for our benefit and broker management products. Online Benefits’ cost of revenues accounted for $1,330,000 of the total cost of revenues for the three months ended March 31, 2007. Excluding the results of Online Benefits, cost of revenues increased 8.3% or $25,000 for the three months ended March 31, 2007. The increase in cost of revenues is primarily attributable to the increased revenues and the related costs on royalties and education products. As a percent of total revenues, cost of revenues, excluding Online Benefits, was 11.6% for the three months ended March 31, 2007 compared to 12.1% for the three months ended March 31, 2007.

Cost of revenues – amortization increased $127,000, or 67.6%, to $315,000 for the three months ended March 31, 2007. Cost of revenues – amortization consists primarily of costs associated with amortization of capitalized customer lists, software product, and content development costs. Online Benefits’ cost of revenues – amortization related to amortization of acquired customer lists and software product was $188,000 for the three months ended March 31, 2007. Excluding the results of Online Benefits, cost of revenues – amortization decreased $61,000, or 32.4% for the three months ended March 31, 2007. This decrease is related to capital projects in 2006 that became fully amortized along with major projects in 2006 that are scheduled to be released in 2007. As a percent of total revenues, cost of revenues – amortization, excluding Online Benefits, was 4.5% for the three months ended March 31, 2007 compared to 7.6% for the three months ended March 31, 2006.

Product and content development expenses increased $792,000, or 220.0%, to $1,152,000 for the three months ended March 31, 2007 from $360,000 for the three months ended March 31, 2006. This increase was primarily attributable to the acquisition of Online Benefits. Online Benefits incurred product and development costs of $527,000. The remaining $265,000 increase is primarily attributable to $105,000 of additional salary and related costs that will be used to enhance and develop new products and $139,000 of allocated support related costs for product and content development. As a percent of total revenues, product and content development expenses, excluding Online Benefits, were 22.2% for the three months ended March 31, 2007 compared to 14.5% for the three months ended March 31, 2006.

Sales and marketing expenses increased $692,000, or 159.1%, to $1,127,000 for the three months ended March 31, 2007 from $435,000 for the three months ended March 31, 2006. Online Benefits accounted for $625,000 of the total sales and marketing expense. The remaining $67,000 increase relates to allocated support related costs for the sales and marketing departments. As a percent of total revenues, sales and marketing expenses, excluding Online Benefits, were 17.9% for the three months ended March 31, 2007 compared to 17.5% for the three months ended March 31, 2006.

General and administrative expenses increased $873,000, or 146.2%, to $1,470,000 for the three months ended March 31, 2007 from $597,000 for the three months ended March 31, 2006. Online Benefits’ general and administrative expenses accounted for $425,000 of this increase. The remaining increase was primarily related to an increase in our stock-based compensation expense of $293,000, increased salaries and compensation of $177,000, and an increase in our bad debt provision of $39,000. As a percent of total revenues, general and administrative expenses, excluding Online Benefits, were 37.2% for the three months ended March 31, 2007 compared to 24.1% for the three months ended March 31, 2006.

As a result of the factors described above, operating profit increased $550,000 to $1,151,000 for the three months ended March 31, 2007 compared to an operating profit of $601,000 for the three months ended March 31, 2006.

Other Expenses and Income

Interest expense was $693,000 and $3,000 for the three months ended March 31, 2007 and 2006, respectively. This increase in interest expense was primarily due to higher borrowing levels on loans secured to finance the acquisition of Online Benefits.

Interest income was $12,000 and $130,000 for the three months ended March 31, 2007 and 2006, respectively. This decrease was primarily due to higher levels of cash investments for the first eight months of 2006 compared to 2007. This decrease in cash was attributable to the cash used in the purchase of Online Benefits.

Net Income

As a result of the factors described above, net income decreased $262,000 to $466,000 for the three months ended March 31, 2007 compared to net income of $728,000 for the three months ended March 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2007, we had cash and cash equivalents of $5,700,000 and working capital of $2,978,000.

Cash provided by operating activities was $115,000 during the three months ended March 31, 2007, as compared to cash provided of $1,070,000 during the three months ended March 31, 2006. This $955,000 decrease was due primarily to an increase in deferred revenue of $1,022,000 and a decrease in accounts payable and accrued liabilities related to payments of severance, bonuses, and accrued interest of $926,000 in 2007. These decreases were partially offset by the increases in net income (net of non-cash related add-backs such as depreciation and amortization and stock-based compensation expense) of $330,000 and an increase in accounts receivable of $1,494,000.

Cash provided by investing activities was $2,719,000 during the three months ended March 31, 2007, as compared to cash provided of $1,053,000 during the three months ended March 31, 2006. This increase in cash inflow was primarily due the change in Restricted Cash related to the payment of the Online Benefits note payable.

Cash used in financing activities was $3,516,000 during the three months ended March 31, 2007, as compared to cash provided of $452,000 during the three months ended March 31, 2006. The decrease in cash inflow was primarily due to the payment of the Online Benefits note payable of $1,500,000 and the payment of long term debt of $2,000,000.

We also use working capital to finance ongoing operations, fund the development and introduction of new business strategies and internally developed software, acquire complementary businesses and acquire capital equipment.

Additional information regarding contracts, commitments, and debt that affect our liquidity and capital resources is provided in Note 4 (Debt) and Note 9 (Commitments and Contingencies) to the unaudited financial statements included in this report.

We believe our cash resources from cash, short-term investments, $2 million revolver with our lender, together with anticipated cash flows from operations, will be sufficient to meet our working capital needs for the next twelve months. However, we may be required to raise additional funds to accelerate development of new and existing services and products, to respond to competitive pressures or to possibly acquire complementary products, businesses or technologies. There can be no assurance that any required additional financing will be available on terms favorable to us, or at all. If additional funds are raised by the issuance of equity securities, our shareholders would experience dilution of their ownership interest and these securities may have rights senior to those of the holders of the common stock. If additional funds are raised by the issuance of debt securities, we may be subject to certain limitations on our operations, including limitations on the payment of dividends. If adequate funds are not available or not available on acceptable terms, we may be unable to take advantage of acquisition opportunities, develop or enhance services and products or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations. We do not have any material off-balance sheet arrangements.

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

Our exposure to risk and related changes in interest rates relates primarily to our variable rate debt (Note 4 – Debt) and our investment portfolio (Note 5 – Investments). As of March 31, 2007, we had $5,700,000 of cash and cash equivalents and $45,000 in restricted time deposits. Due to the conservative and short-term nature of our investment portfolio, we believe that even a sudden 10% change in interest rates would not have a material effect on the value of the portfolio. The average yield on our cash and cash equivalents at March 31, 2007, was approximately 5.70%. The impact on our future interest income depends largely on the gross amount of our investment portfolio. We do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates.

As of March 31, 2007, we had a total of $23 million in variable rate debt at differing interest rates tied to LIBOR. If the interest rates on our existing variable rate debt were to increase by 10% over the next 12 months we would incur $2,300,000 of additional interest expense over a 12-month period and would potentially be in default of the long-term debt covenants.

ITEM 4.	CONTROLS AND PROCEDURES

Management has developed and implemented a policy and procedures for reviewing, on a quarterly basis, our disclosure controls and procedures and our internal control over financial reporting. Management, including our CEO and CFO, evaluated the effectiveness of the design and operation of disclosure controls and procedures as of the end of the period covered by this report and, based on their evaluation, our CEO and CFO have concluded that these controls and procedures are operating effectively. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file under the Exchange Act is accumulated and communicated to management, including the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management has evaluated any changes in our internal controls over financial reporting that occurred during the period covered in this report and has concluded there were no significant changes in our internal control over financial reporting during the first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS

There has been no material change in the information provided in Item 1A of the Form 10-K Annual Report for the year ended December 31, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS.

The following exhibits are filed with this report or incorporated herein by reference:

Exhibit Number	Exhibit Description
10.1	First amendment to Credit Agreement dated March 20, 2007 between A.D.A.M., Inc., Online Benefits, Inc., the financial institutions from time to time parties of the Credit Agreement (as defined therein), and CapitalSource Finance, LLC (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the Company on March 23, 2007)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A.D.A.M., Inc. (Registrant)

Date: May 11, 2007	By:	/s/ KEVIN S. NOLAND
Kevin S. Noland President and Chief Executive Officer (principal executive officer)

Date: May 11, 2007	By:	/s/ MARK B. ADAMS
Mark B. Adams Chief Financial Officer and Corporate Secretary (principal financial officer)