Form 10-Q
period 2007-06-30
ADAM INC
filed 2007-08-07
CIK 863650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 3, 2007, there were 9,571,910 shares of the Registrant’s common stock, par value $.01 per share, outstanding.

A.D.A.M., Inc.

Form 10-Q for the Quarter Ended June 30, 2007

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

A.D.A.M., Inc.

Consolidated Balance Sheets

(In thousands, except share data)

	June 30, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$7,749	$6,382
Investments, short term	—	858
Accounts receivable, net of allowances of $396 and $280, respectively	4,033	3,082
Restricted cash	45	2,192
Inventories, net	129	74
Prepaids and other assets	1,095	1,673

Total current assets	13,051	14,261
Property and equipment, net	842	876
Intangible assets, net	10,251	10,276
Goodwill	27,951	27,883
Other assets	158	158
Deferred financing costs, net	1,014	1,184
Deferred tax assets	5,500	5,500

Total assets	$58,767	$60,138

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payables and accrued expenses	$3,034	$4,075
Deferred revenue	5,377	4,447
Note payable	—	1,500
Current portion of long-term debt	1,000	1,000
Current portion of capital lease obligations	131	155

Total current liabilities	9,542	11,177
Capital lease obligations, net of current portion	128	178
Other liabilities	1,158	1,314
Long-term debt, net of current portion	22,000	24,000

Total liabilities	32,828	36,669

Commitments and contingencies
Shareholders’ equity
Common stock, $.01 par value; 20,000,000 shares authorized; 9,814,269 shares issued and 9,544,510 shares outstanding at June 30, 2007 and 9,386,878 shares issued and 9,117,119 shares outstanding at December 31, 2006	98	94
Treasury stock, at cost, 269,759 shares	(1,088)	(1,088)
Additional paid-in capital	55,251	54,109
Unrealized gain (loss) on investments	(5)	(2)
Accumulated deficit	(28,317)	(29,644)

Total shareholders’ equity	25,939	23,469

Total liabilities and shareholders’ equity	$58,767	$60,138

The accompanying notes are an integral part of these consolidated financial statements.

A.D.A.M., Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues, net:
Licensing	$5,860	$2,114	$11,559	$4,236
Product	548	506	922	742
Professional services and other	616	95	1,089	219

Total revenues, net	7,024	2,715	13,570	5,197

Cost of Revenues:
Cost of revenues	1,717	319	3,049	620
Cost of revenues – amortization	320	190	635	377

Total cost of revenues	2,037	509	3,684	997

Gross profit	4,987	2,206	9,886	4,200

Operating expenses:
Product and content development	1,042	350	2,199	710
Sales and marketing	1,355	454	2,477	889
General and administrative	1,153	602	2,622	1,200

Total operating expenses	3,550	1,406	7,298	2,799

Operating income	1,437	800	2,588	1,401
Interest expense	622	2	1,313	5
Interest income	(46)	(153)	(56)	(283)
Loss on the sale of assets	—	—	4	—

Income before income taxes	861	951	1,327	1,679
Income tax expense	—	—	—	—

Net income	$861	$951	$1,327	$1,679

Basic net income per common share	$0.09	$0.11	$0.14	$0.20

Basic weighted average number of common shares outstanding	9,514	8,430	9,317	8,374

Diluted net income per common share	$0.08	$0.10	$0.13	$0.17

Diluted weighted average number of common shares outstanding	10,376	9,755	10,182	9,822

The accompanying notes are an integral part of these consolidated financial statements.

A.D.A.M., Inc.

Consolidated Statement of Changes in Shareholders’ Equity

(In thousands, except share data)

(Unaudited)

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total
Balance at December 31, 2006	9,386,878	$94	(269,759)	$(1,088)	$54,109	$(2)	$(29,644)	$23,469
Comprehensive income:
Net income	—	—	—	—	—	—	1,327	1,327
Unrealized gain (loss) on investments	—	—	—	—	—	(3)	—	(3)

Total comprehensive income								1,324

Stock-based compensation expense	—	—	—	—	239	—	—	239
Exercise of common stock options	427,391	4	—	—	903	—	—	907

Balance at June 30, 2007	9,814,269	$98	(269,759)	$(1,088)	$55,251	$(5)	$(28,317)	$25,939

The accompanying notes are an integral part of these consolidated financial statements.

A.D.A.M., Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities
Net income	$1,327	$1,679
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	851	452
Deferred financing cost amortization	174	—
Gain on sale of assets	4	—
Stock-based compensation expense	239	(135)
Changes in assets and liabilities:
Accounts receivable	(951)	(806)
Inventories	(54)	(8)
Prepaids and other assets	573	98
Accounts payable and accrued liabilities	(1,041)	(201)
Deferred revenue	931	80
Other liabilities	(156)	—

Net cash provided by operating activities	1,897	1,159

Cash flows from investing activities
Purchases of property and equipment	(193)	(48)
Proceeds from sale of property and equipment	7	—
Additional costs of previous acquisition	(68)	—
Net change in restricted cash	2,148	25
Software product and content development costs	(610)	(359)
Maturities and reclassifications of investments	845	2,055
Proceeds of investments	104	—
Purchase of investments	(95)	(967)

Net cash provided by investing activities	2,138	706

Cash flows from financing activities
Payment on note payable	(1,500)	—
Payment on long-term debt	(2,000)	—
Proceeds from exercise of common stock options	907	476
Repayments on capital leases	(75)	(9)

Net cash provided by (used in) financing activities	(2,668)	467

Increase in cash and cash equivalents	1,367	2,332
Cash and cash equivalents, beginning of period	6,382	2.816

Cash and cash equivalents, end of period	$7,749	$5,148

Interest paid	$1,740	$2

The accompanying notes are an integral part of these consolidated financial statements.

A.D.A.M., Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2007

1. BUSINESS AND BASIS OF PRESENTATION

Business

We provide high-quality health information and benefits management solutions to healthcare organizations, employers, consumers, and educational institutions. With an industry-leading employee benefits management platform and one of the largest consumer health information libraries in the world, A.D.A.M. products empower consumers to get smart about their health and wellness and manage their personal benefits and health account finances while helping organizations reduce the costs of healthcare and benefits administration.

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

Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or any future period.

2. STOCK-BASED COMPENSATION

On January 14, 1999, certain option grants were canceled at the election of their holders and then replaced that day on a one-for-one basis with new options with an exercise price equal to the closing market price that day, $5.25. These options are accounted for in accordance with FASB Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions involving Stock Compensation (an interpretation of APB 25)”, which provides guidance on the accounting for certain stock option transactions and subsequent amendments to stock option transactions. FIN 44 requires compensation cost for these variably priced options to be recorded to the extent that the current market price exceeds the options’ grant price. The expense is to be adjusted for increases or decreases in the intrinsic value of the modified awards in subsequent periods and until the awards have been exercised, forfeited, or expired. We had 170,149 variably priced options outstanding at May 22, 2007 and 173,149 at December 31, 2006, all of which had fully vested by January 2002 and was accounted for under FIN 44 (see paragraph below for modifications). There were 3,000 variably priced options exercised in the three months ended June 30, 2007.

On May 22, 2007, the term of these variably priced options were modified. This modification is accounted for in accordance with the SFAS 123(R) modification provisions. The modified options resulted in an incremental cost of $16,103 on the modification date since the options were fully vested. As a result of the modification, all compensation cost associated with the options will have been recorded as of the modification date and variable accounting will no longer apply. Including this incremental modification cost, we recorded stock-based compensation expense (benefit) of $(1,000) and $(143,000) for the three months ended June 30, 2007 and June 30, 2006, respectively and $47,000 and $155,000 for the six months ended June 30, 2007 and June 30, 2006, respectively.

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004) (“Statement 123(R)”), “Share-Based Payment,” which is a revision of FASB Statement No. 123 (“Statement 123”), “Accounting for Stock-Based Compensation.” Statement 123(R) supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” The approach to accounting for share-based payments in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and no longer allows pro forma disclosure as an alternative to financial statement recognition.

Effective January 1, 2006, we adopted Statement 123(R) using the modified prospective method and, therefore, reflect compensation expense in accordance with the SFAS 123(R) transition provisions. Under the modified prospective method, prior periods are not restated to reflect the impact of adopting the new standard at earlier dates.

On May 22, 2007, certain 2006 granted options were modified for the service and performance vesting conditions. This modification is accounted for in accordance with the SFAS 123(R) modification provisions. The vesting criteria changed from service and performance based in 2007, 2008 and 2009 to performance based in 2007 and service based in 2008 and 2009. At the modification date we did not believe that it was probable that certain performance targets would be met, but do believe that the new performance targets would be met. A new fair value associated with the options was calculated at the date of modification and this cumulative compensation cost will be recognized over the vesting period of the options.

In accordance with SFAS 123(R), we recorded a stock-based compensation benefit of $42,000 and stock-based compensation expense of $193,000 for the three and six months ended June 30, 2007, not including the variable options described above. We recorded a stock-based compensation expense of $20,000 and $42,000 for the three and six months ended June 30, 2006. Had we continued to account for these options under APB 25 we would have recorded no such expense. After recording the expense through June 30, 2007, there remained approximately $1,385,000 of unrecognized compensation cost related to unvested employee stock options to be recognized over the next 3.0 years.

We used the Black-Scholes method (which models the value over time of financial instruments) to estimate the fair value at grant date of the options. The Black-Scholes method uses several assumptions to value an option. We used the following assumptions:

•	Expected Dividend Yield – because we do not currently pay dividends, our expected dividend yield is zero,

•	Expected Volatility in Stock Price – reflects the historical change in our stock price over the expected term of the stock option,

•	Risk-free Interest Rate – reflects the average rate on a United States treasury bond with maturity equal to the expected term of the option, and

•	Expected Life of Stock Awards – the expected term of the options have been derived from historical employee exercise behavior.

The weighted-average assumptions used in the option pricing model for stock option grants were as follows:

Six Months Ended June 30,	2007	2006
Expected Dividend Yield	—	—
Expected Volatility in Stock Price	50.45%	78.22%
Risk-Free Interest Rate	4.85%	4.65%
Expected Life of Stock Awards – Years	3.40	3.50
Weighted Average Fair Value at Grant Date	$2.64	$5.68

In 2002, our Board of Directors adopted and our shareholders approved our 2002 Stock Incentive Plan, under which we have reserved 1,500,000 shares (the plan has an evergreen provision which increases the number of shares available under the plan on January 1 of each year) of our common stock pursuant to the grant of incentive or non-qualified stock options to full-time employees and key persons. Options are granted at an exercise price as determined by our Board of Directors, which may not be less than the fair market value of our common stock at the date of the grant, and the options generally vest ratably over a three-year period. Options granted under the Plan generally expire ten years from the date of grant.

The following table summarizes stock option activity for the six months ended June 30, 2007:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Outstanding at December 31, 2006	3,248,392	$4.45	—	—
Granted	326,725	$6.28
Exercised	(427,391)	$2.12	—	—
Canceled or expired	(232,317)	$5.53	—	—

Outstanding at June 30, 2007	2,915,409	$4.91	5.46	$6,941

Exercisable at June 30, 2007	2,186,059	$4.60	4.14	$6,433

Intrinsic value was calculated by multiplying the number of options times the amount by which our market price at June 30, 2007 exceeded the strike price for each option. The market price at June 30, 2007 was $6.90.

3. ACQUISITION OF ONLINEBENEFITS, INC. AND SUBSIDIARIES

On August 14, 2006, A.D.A.M. acquired all of the outstanding capital stock of OnlineBenefits, Inc. and its subsidiaries (collectively, “OnlineBenefits”) from the shareholders thereof for an aggregate purchase price of $33,676,000, which was comprised of $29,500,000 in cash, 529,100 shares of our common stock having a value of $3,000,000, and $1,176,000 in transaction costs pursuant to an agreement and plan of merger.

The acquisition of OnlineBenefits expanded our distribution and customer base. The results of operations of OnlineBenefits commencing on August 14, 2006 are included in the accompanying consolidated financial statements.

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

In addition, we established escrow deposit accounts related to the acquisition of OnlineBenefits, which have been recorded on the accompanying consolidated balance sheet in restricted cash at 12/31/06. The restricted cash related to the acquisition was paid in full in January 2007.

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

4. DEBT

Note Payable

During August 2006, we assumed $1,500,000 of debt associated with the acquisition of OnlineBenefits. This debt was secured by a first priority lien on the software product OnlineBenefits developed under a Joint Development Agreement and a second priority lien on all other assets of OnlineBenefits so long as any Senior Obligations, as defined under the Agreement, were outstanding after which this debt would be secured by all the assets of OnlineBenefits. Accrued interest, at the 8% rate per annum, amounted to approximately $590,000 at December 31, 2006. At December 31, 2006, we had $2,148,000 in Restricted Cash for the payment of principal and interest related to this note, as the note was in dispute with the creditor at the acquisition date.

In January 2007, the dispute with the creditor was settled and the note and accrued interest were paid in full from Restricted Cash.

Long-term debt

Associated with the acquisition of OnlineBenefits, we entered into a credit agreement (Credit Agreement) with Capital Source Finance LLC (Lender). The Credit Agreement, with related balances at June 30, 2007, is summarized below (numbers in column are in thousands):

$2,000,000 revolver with Lender – principal repayable in full in August 2011; interest at LIBOR plus 4% or the prime rate (8.25% at June 30, 2007) plus 2.75%, payable quarterly in arrears; revolver unused facility fee of 0.5% per annum of the average daily balance of the unused portion, payable monthly in arrears	$—

$20,000,000 term loan with Lender – principal repayable in quarterly installments of varying amounts ($1.0 million from June 2008 through September 2008, $1.25 million from December 2008 through September 2010, and $1.5 million from December 2010 through June 2011), interest same as revolver; prepayment premium of either 2% (prior to first anniversary) or 1% (between first and second anniversary) of prepaid amount	18,000

$5,000,000 convertible note with Lender – principal repayable in full in August 2011; interest at LIBOR plus 2.5% or the prime rate plus 1.25%, payable quarterly in arrears; prepayment premium same as term loan; all or any portion of the principal balance is convertible at the option of the Lender into common stock of the Company at a conversion price per share as defined in the agreement	5,000

$23,000

In connection with the Credit Agreement, we entered into a Conversion and Registration Rights Agreement dated as of August 14, 2006 which specifies terms applicable to the conversion of the convertible note and grants the Lender certain registration rights with respect to the shares issuable upon conversion of the convertible note.

In addition to the above terms, there is a provision for a prepayment of 50% excess cash flow, as defined in the Credit Agreement. The Credit Agreement is secured by (i) a first lien on all existing and future tangible and intangible assets and personal property and equity stock of the Company and any existing and future subsidiaries and (ii) a pledge of 100% of the capital stock of our subsidiaries. The Credit Agreement contains customary financial covenants for earnings and ratios related to total debt to earnings, debt and interest due to earnings, interest to earnings and capital expenditures.

The deferred financing fees related to this debt were a gross amount of $1,340,000 with an accumulated amortization of $326,000 and $140,000 as of June 30, 2007 and December 31, 2006, respectively.

We entered into the First Amendment to the Credit Agreement, dated March 20, 2007, which modified certain terms of the agreement, including certain covenant ratios. The repayment terms were also modified whereas a single payment of $2,000,000 was due and paid on March 19, 2007 in lieu of two payments of $1,000,000, each due on December 31, 2007 and March 31, 2008. No other changes were made to the remaining payment terms.

5. INVESTMENTS

Our investments are classified as available-for-sale and are therefore recorded at fair value based on current market rates. Changes in the fair value are included in the equity section of our balance sheet and reported in our Consolidated Statement of Changes in Shareholders’ Equity.

At June 30, 2007, we did not hold short-term investments.

At December 31, 2006, our short-term investments included the following (in thousands):

Description	Balance	Purchased	Maturity	Yield at January 31, 2006
Mutual Funds
– AIM Floating Fund	$858	January 18, 2006	January 18, 2007	5.70%

Total Short-term Investments	$858

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

In accordance with the American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” we expense costs incurred in the preliminary project planning stage and thereafter capitalize costs incurred in developing or obtaining internal use software. Costs such as maintenance and training are expensed as incurred. Capitalized costs are amortized over their estimated useful life, generally three years.

Intangible assets are summarized as follows (in thousands):

	Estimated amortizable lives (years)	June 30, 2007	December 31, 2006
Intangible Assets:
Capitalized software products and content to be sold, leased or otherwise marketed	2 – 3	$5,359	$4,749
Software developed for internal use	3	339	339
Purchased intellectual content	3	1,431	1,431
Purchased customer contracts	2	333	333
Purchased customer relationships	15	8,800	8,800

Intangible assets, gross		16,262	15,652

Accumulated amortization:
Capitalized software products and content to be sold, leased or otherwise marketed		(3,470)	(3,181)
Software developed for internal use		(260)	(207)
Purchased intellectual content		(1,431)	(1,431)
Purchased customer contracts		(333)	(333)
Purchased customer relationships		(517)	(224)

Accumulated amortization		(6,011)	(5,376)

Intangible assets, net		$10,251	$10,276

Amortization expense for the three and six months ended June 30, 2007 was $320,000 and $635,000, respectively.

Amortization expense for the three and six months ended June 30, 2006 was $190,000 and $377,000, respectively.

7. NET INCOME PER COMMON SHARE

We compute basic net income per share by dividing net income by the weighted average number of common shares outstanding for each period. Diluted net income per share is based upon the addition of the effect of common stock equivalents (stock options, warrants and convertible debt) to the denominator of the basic net income per share calculation using the treasury stock method if their effect is dilutive. The computation of net income per share for the three months ended June 30, 2007 and 2006 is as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$861	$951	$1,327	$1,679

Weighted average common shares outstanding – basic	9,514	8,430	9,317	8,374
Common share equivalents (stock options)	862	1,325	865	1,448

Weighted average common shares outstanding – diluted	10,376	9,755	10,182	9,822
Net income per share:
Basic	$0.09	$0.11	$0.14	$0.20
Diluted	$0.08	$0.10	$0.13	$0.17

Anti-dilutive stock options and convertible debt	1,142	428	1,142	428

8. RELATED PARTY TRANSACTIONS

Investment and Sublease with BeBetter Networks, Inc.

At June 30, 2007 and December 31, 2006, we had a 2% investment in BeBetter Networks, Inc. (“BeBetter”). As of June 30, 2007 and December 31, 2006, our Chairman of the Board of Directors held an approximate 2% voting interest in BeBetter. We account for the investment under the cost method as we have less than a 20% ownership and do not exercise significant influence over BeBetter.

At June 30, 2007 and December 31, 2006, the carrying value of our investment in BeBetter was $0. We have no plans to make additional investments in BeBetter in the future.

Investment and Sublease with ThePort Network, Inc.

As of June 30, 2007 and December 31, 2006, we held an approximate 32% voting interest in ThePort Network, Inc. (“ThePort”). Our Chairman of the Board of Directors, who also currently serves as the Chairman of the Board of Directors and CEO of ThePort, held an approximate 7% voting interest in ThePort at June 30, 2007 and December 31, 2006 and held notes and convertible notes from and made loans to ThePort in the amount of approximately $2,500,000 and $1,699,000 at June 30, 2007 and December 31, 2006, respectively. Two of our other directors also own equity interests in ThePort. The investment is being accounted for under the equity method (see Note 1 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006).

At June 30, 2007 and December 31, 2006, the carrying value of our investment in ThePort was $0. We have not adjusted our investment below zero for our share of ThePort’s losses since then and through June 30, 2007, as we have not provided or committed to provide any additional financial support to ThePort.

9. COMMITMENTS AND CONTINGENCIES

Leases

We lease office space and equipment under non-cancelable lease agreements expiring on various dates through 2011. We also have capital lease commitments for certain equipment. Additionally, we have entered into certain agreements to license content for our services from various unrelated third parties.

At June 30, 2007, future minimum rentals for noncancelable leases with terms in excess of one year and total payments under license agreements for the remainder of 2007 and beyond were as follows (in thousands):

	License Agreements	Real Estate Leases	Other Operating Leases	Capital Lease
2007	$82	$841	$81	$77
2008	98	1,594	72	116
2009	—	1,465	46	46
2010	—	1,530	27	21
2011	—	784	5	16

Total future minimum lease payments and payments under license agreements	$179	$6,214	$231	278

Less – amounts representing interest				(19)

Present value of future minimum lease payments				259
Less – current portion				(131)

				$128

Rent expense for the three and six months ended June 30, 2007 was $247,000 and $486,000, respectively. Rent expense for the three and six months ended June 30, 2006 was $59,000 and $119,000, respectively.

Our headquarters is located in approximately 12,000 square feet of leased office space in Atlanta, Georgia. The space is leased for a term ending in September 2008. We have additional leased office space of 35,806 square feet in Uniondale, New York. The space is leased for a term ending in June 2011. Approximately 20,200 square feet is sublet to unrelated third parties for a term ending in June 2011 for an amount of $37,000 per month. The difference between our lease rate and the income from the sublease contracts, present valued, which amounted to $1,188,000 and $1,332,000 at June 30, 2007 and December 31, 2006, respectively, has been recorded as a liability on our accompanying consolidated balance sheet as part of our acquisition adjustments related to OnlineBenefits. This liability will be amortized over the term of the lease.

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

10. CONCENTRATIONS

No one customer accounted for more than 10% of our revenues during the three and six months ended June 30, 2007 or June 30, 2006.

11. INCOME TAXES

For the three and six months ended June 30, 2007, we recorded an income tax provision of $327,000 and $504,000, or 38% (our estimated effective tax rate) of our pretax income. Additionally, we performed our quarterly evaluation of the deferred tax asset and the related valuation allowance as of June 30, 2007. Based on our analysis for the three months ended June 30, 2007, we reduced the valuation allowance by $327,000. These two transactions fully offset one another and therefore our income tax provision was $0 for the three and six months ended June 30, 2007. The June 30, 2007 deferred tax asset balance of $5,500,000 also remained unchanged from December 31, 2006. As a result of realizing this additional $327,000 of our deferred tax asset, we reduced the related valuation allowance to $17,449,000 at June 30, 2007 from $17,953,000 at December 31, 2006.

For the three and six months ended June 30, 2006, we recorded an income tax provision of $361,000 and $638,000, or 38% (our estimated effective tax rate) of our pretax income. Additionally, we performed our quarterly evaluation of the deferred tax asset and the related valuation allowance as of June 30, 2006. Based on our analysis for the three months ended June 30, 2006, we reduced the valuation allowance by $361,000. These two transactions fully offset one another and therefore our income tax provision was $0 for the three months ended June 30, 2006. The June 30, 2006 deferred tax asset balance of $5,500,000 also remained unchanged from December 31, 2005. As a result of realizing this additional $361,000 of our deferred tax asset, we reduced the related valuation allowance to $9,338,000 at June 30, 2006 from $9,976,000 at December 31, 2005.

At June 30, 2007, we had net operating loss (NOL) and research and development (R&D) credit carryforwards available for tax purposes of approximately $63 million and $1 million, respectively, both of which will expire on December 31 in years 2007 through 2022 and 2007 through 2023, respectively. Approximately $30 million of the net operating loss carryforwards are attributable to OnlineBenefits.

We adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”) on January 1, 2007. FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. We recognized tax benefits from all tax positions we have taken, and there has been no adjustment to any carryforwards (net operating loss or research and development credits) as a result of the implementation of FIN 48. Therefore, there are no unrecognized tax benefits and no related FIN 48 tax liabilities at June 30, 2007. In addition, future changes in the unrecognized tax benefits will likely have no impact on our effective tax rate due to the existence of the valuation allowance.

As of June 30, 2007, we have no accrual requirement for interest or penalties related to uncertain tax positions since the tax benefits have not been included in prior income tax return filings. Accrued interest relating to uncertain tax positions would be recorded as a component of interest expense and penalties related to uncertain tax positions would be recorded as a component of general and administrative expenses.

The tax years 2003 to 2006 remain open to examination by the major taxing jurisdictions to which we are subject. Additionally, upon inclusion of the NOL and R&D credit carry forward tax benefits from tax years 2006 to 2023 in future tax returns, the related tax benefit for the period in which the benefit arose may be subject to examination.

12. LEGAL PROCEEDINGS

From time to time we are involved in legal actions arising in the normal course of business. Although the final outcome of existing matters cannot be determined, it is our opinion the final resolution of these matters, if any, would not have a material adverse effect on its financial position.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We provide high-quality health information and benefits management solutions to healthcare organizations, employers, consumers, and educational institutions. With an industry-leading employee benefits management platform and one of the largest consumer health information libraries in the world, A.D.A.M. products empower consumers to get smart about their health and wellness and manage their personal benefits and health account finances, while helping organizations reduce the costs of healthcare and benefits administration.

Our highly illustrated and interactive health content can be used for learning about general health concerns, specific diseases, medical conditions and treatments, surgical procedures, drug information, wellness topics, alternative medicine and more. We also develop decision support products, such as our Health Risk Assessment library and DecisionAssist tools that guide consumers in making good healthcare decisions by better understanding their health condition and needs. Our content products and decision support tools are sold primarily through annual licensing agreements to a variety of healthcare and health-related organizations, including hospitals, health plans, pharmaceutical companies, care management vendors, health-oriented Internet websites, and healthcare technology companies. While our content products are mostly licensed for online use, they can also be delivered in a printed or CD-ROM format.

Our benefits management solutions include Benergy™, an award-winning, employer and employee self-service portal to administer, learn about, enroll in, and manage benefits. Benergy reduces costs by automating many HR and benefits tasks and serves as a communication vehicle between employer and employee. With A.D.A.M.’s high-quality health content and tools, this solution also serves as a health management platform ideal for consumer driven health plans. Benergy is distributed primarily to the small to mid-size employer market through annual licensing agreements with benefits brokers and benefits consultants.

In addition to solutions for employers and employees, we also offer products and services for the benefits broker market, including flexible spending account (“FSA”) administration, Agencyware, an insurance agency management system and Client Community, a dedicated web portal for benefits brokers to interact with their employer customers and prospects.

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

We generate revenues mainly in three ways – licensing, professional services and product sales. Licensing revenue is recognized ratably over the term of the license agreement beginning after delivery has occurred and when we have determined that the fees from the agreement are fixed and determinable and there are no significant returns or acceptance provisions. When a contract includes multiple elements, such as services, the entire fee is allocated to each respective element based on vendor specific objective evidence of fair value, and recognized when the revenue criteria for each element is met. Service revenues are generally recognized upon completion and acceptance by the customer. For revenue arrangements in which we sell through a reseller, we do not recognize revenue until an agreement has been finalized between the customer and our authorized reseller and the content has been delivered to the customer by the reseller. Revenue is not recognized unless collectibility is reasonably assured. Revenues from product sales are generally recognized at the time title passes to customers, distributors or resellers. Revenues from royalty agreements are recognized as earned based upon performance or product shipment.

•	Capitalized Software Product and Content Development Costs

We capitalize software product and content development costs in accordance with Financial Accounting Standards Board Statement No. 86 (“FAS 86”), “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” This statement specifies that costs incurred internally in creating a computer software product shall be charged to expense when incurred as research and development until technological feasibility has been established for the product. Technological feasibility is established upon completion of all planning, designing, and testing activities that are necessary to establish that the product can be produced to meet its design specifications including functions, features, and technical performance requirements. We cease capitalization of internally developed software when the product is made available for general release to customers and thereafter, any maintenance and customer support is charged to expense when related revenue is recognized or when those costs are incurred. We amortize such capitalized costs as cost of revenues on a product-by-product basis using the greater of the ratio of current product revenue to the total of current and anticipated product revenue or on a straight line basis over the estimated life of the software, which we have determined to generally be two years. We continually evaluate the recoverability of capitalized costs and if the successes of new product releases are less than we anticipate then a write-down of capitalized costs may be made which could adversely affect our results in the reporting period in which the write-down occurs.

We also capitalize internal software development costs in accordance with the American Institute of Certified Public Accountants’ Statement of Position 98-1 (“SOP 98-1”), “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” This statement specifies that computer software development costs for computer software intended for internal use occurs in three stages: (1) the preliminary project stage, where costs are expensed as incurred, (2) the application development stage, where costs are capitalized, and (3) the post-implementation or operation stage, where again costs are expensed as incurred. We cease capitalization of developed software for internal use when the software is ready for its intended use and placed in service. We amortize such capitalized costs as cost of revenues on a product-by-product basis using the straight-line method over a period of three years. We continually evaluate the usability of the products that make up our capitalized costs and if certain circumstances arise such as the introduction of new technology in the marketplace that management intends to use in place of the capitalized project, then a write-down of capitalized costs may be made which could adversely affect our results in the reporting period in which the write-down occurs.

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

On January 1, 2006, we adopted SFAS No. 123(R) using the modified prospective application transition approach method. We recorded a stock-based compensation benefit of $42,000 and stock-based compensation expense of $193,000 for the three and six months ended June 30, 2007, respectively. We recorded a stock-based compensation expense of $20,000 and $42,000 for the three and six months ended June 30, 2006, respectively. Had we continued to account for these options under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” we would have recorded no such expense. We expect to incur approximately $1,385,000 of expense over the next 3.0 years for all unvested options outstanding at June 30, 2007.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2007 with the Three Months Ended June 30, 2006

Certain prior period items have been reclassified to conform to the current period presentation. The Product revenue classification was labeled Education for the three months ended June 30, 2006.

Revenues

	Three Months Ended June 30,
	2007	2006	$ Change	% Change	2007 % of Total Rev	2006 % of Total Rev
A.D.A.M., Inc. Consolidated
Licensing	$5,860	$2,114	$3,746	177.2%	83.4%	77.9%
Product	548	506	42	8.3%	7.8%	18.6%
Professional services and other	616	95	521	548.4%	8.8%	3.5%

Total Net Revenues	$7,024	$2,715	$4,309	158.7%	100.0%	100.0%

A.D.A.M. acquired OnlineBenefits on August 14, 2006, and, accordingly, the results of OnlineBenefits are included in the consolidated operating results subsequent to the acquisition. To facilitate the review of the results for the comparable period, the table below shows the results of A.D.A.M.’s operating units excluding the amounts reported by OnlineBenefits.

	Three Months Ended June 30,
	2007	2006	$ Change	% Change	2007 % of Total Rev	2006 % of Total Rev
A.D.A.M., Inc. excluding OnlineBenefits
Licensing	$2,473	$2,114	$359	17.0%	76.7%	77.9%
Product	548	506	42	8.3%	17.0%	18.6%
Professional services and other	205	95	110	115.8%	6.3%	3.5%

Total Net Revenues	$3,226	$2,715	$511	18.8%	100.0%	100.0%

Total net revenues increased 158.7%, or $4,309,000, to $7,024,000 for the three months ended June 30, 2007 compared to $2,715,000 for the three months ended June 30, 2006. Revenues from OnlineBenefits for the three months ended June 30, 2007 accounted for $3,798,000 of the net increase. Excluding the results of OnlineBenefits, total revenue increased $511,000 or 18.8% organically for the three months ended June 30, 2007 compared to the three months ended June 30, 2006.

Licensing revenues increased 177.2%, or $3,746,000, to $5,860,000 for the three months ended June 30, 2007 compared to $2,114,000 for the three months ended June 30, 2006. Licensing revenues are derived from licensing our products primarily to healthcare organizations, technology companies, benefit brokers, employers, and internet customers. OnlineBenefits licensing revenue from benefit brokers and employers accounted for $3,387,000 of the total $3,746,000 increase in licensing revenue for the three months ended June 30, 2007.

Excluding the results of OnlineBenefits, licensing revenue increased 17.0%, or $359,000, to $2,473,000 for the three months ended June 30, 2007 compared to $2,114,000 for the three months ended June 30, 2006. This organic growth in licensing revenue increased by $235,000 and $120,000 in internet and healthcare, respectively, as a result of new customer contracts. As a percent of total revenues, revenues from licensing were 76.7% of revenue for the three months ended June 30, 2007 compared to 77.9% for the three months ended June 30, 2006.

Revenues from product sales increased 8.3%, or $42,000, to $548,000 for the three months ended June 30, 2007 compared to $506,000 for the three months ended June 30, 2006. Product revenues consist primarily of our A.D.A.M. product sales to the educational market. The increase in 2007 was attributable to increased volume from our distribution partners, both domestic and international, in our education markets. A.D.A.M. as a percent of total revenues, revenues from product sales were 17.0% for the three months ended June 30, 2007 compared to 18.6% for the three months ended June 30, 2006.

Professional services and other revenues increased 548.4%, or $521,000, to $616,000 for the three months ended June 30, 2007 compared to $95,000 for the three months ended June 30, 2006. Professional services and other revenue are derived from products such as administrative service provider services, direct to consumer products, custom implementation services, and sales of nonrecurring products such as books, subscriptions, and images. OnlineBenefits and its related administrative service provider business accounted for $411,000 of the total revenue for professional services and other. A.D.A.M. professional services and other revenue increased 115.8%, or $110,000, to $205,000 for the three months ended June 30, 2007 compared to $95,000 for the three months ended June 30, 2006. Excluding OnlineBenefits, the professional services and other revenues accounted for approximately 6.3% for the three months ended June 30, 2007 compared to 3.5% for the three months ended June 30, 2006.

Operating Costs and Expenses

Certain prior period items have been reclassified to conform to the current period presentation. This reclassification primarily relates to the allocation of depreciation and amortization to the related categories.

	Three Months Ended June 30,				2007 % of Revenue	2006 % of Revenue
	2007	2006	$ Change	% Change
A.D.A.M., Inc. Consolidated
Cost of revenues	$1,717	$319	$1,398	438.2%	24.4%	11.7%
Cost of revenues – amortization	320	190	130	68.4%	4.6%	7.0%
Product and content development	1,042	350	692	197.7%	14.8%	12.9%
Sales and marketing	1,355	454	901	198.5%	19.3%	16.7%
General and administrative	1,153	602	551	91.4%	16.4%	22.2%

Total Operating Cost and Expenses	$5,587	$1,915	$3,672	191.7%	79.5%	70.5%

A.D.A.M. acquired OnlineBenefits on August 14, 2006, and accordingly, the results of OnlineBenefits are included in the consolidated operating results subsequent to the acquisition. To facilitate the review of the results for the comparable period, the table below shows the results of just the A.D.A.M. operating units and excludes the amounts reported by OnlineBenefits.

	Three Months Ended June 30,				2007 % of Revenue	2006 % of Revenue
	2007	2006	$ Change	% Change
A.D.A.M., Inc. excluding OnlineBenefits
Cost of revenues	$426	$319	$107	33.5%	13.2%	11.7%
Cost of revenues – amortization	132	190	(58)	(30.5%)	4.1%	7.0%
Product and content development	508	350	158	45.1%	15.8%	12.9%
Sales and marketing	792	454	338	74.5%	24.6%	16.7%
General and administrative	758	602	156	25.9%	23.5%	22.2%

Total Operating Cost and Expenses	$2,616	$1,915	$701	36.6%	81.1%	70.5%

Cost of revenues increased $1,398,000, or 438.2%, to $1,717,000 for the three months ended June 30, 2007 compared to $319,000 for the three months ended June 30, 2006. Cost of revenues consists primarily of royalties and distribution license fees, production costs for product sales, and personnel support for our benefit and broker management products. OnlineBenefits’ cost of revenues accounted for $1,291,000 of the total cost of revenues for the three months ended June 30, 2007. Excluding the results of OnlineBenefits, cost of revenues increased 33.5% or $107,000 for the three months ended June 30, 2007. The increase in cost of revenues is primarily attributable to the increased revenues and the related costs on nonrecurring education products and books. As a percent of total revenues, cost of revenues, excluding OnlineBenefits, was 13.2% for the three months ended June 30, 2007 compared to 11.7% for the three months ended June 30, 2006.

Cost of revenues – amortization increased $130,000, or 68.4%, to $320,000 for the three months ended June 30, 2007 compared to $190,000 for the three months ended June 30, 2006. Cost of revenues – amortization consists primarily of costs associated with amortization of capitalized customer lists, software product, and content development costs. OnlineBenefits’ cost of revenues – amortization related to amortization of acquired customer lists and software product was $188,000 for the three months ended June 30, 2007. Excluding the results of OnlineBenefits, cost of revenues – amortization decreased $58,000, or 30.5% for the three months ended June 30, 2007. This decrease is related to capital projects in 2006 that became fully amortized. As a percent of total revenues, cost of revenues – amortization, excluding OnlineBenefits, was 4.1% for the three months ended June 30, 2007 compared to 7.0% for the three months ended June 30, 2006.

Product and content development expenses increased $692,000, or 197.7%, to $1,042,000 for the three months ended June 30, 2007 from $350,000 for the three months ended June 30, 2006. This increase was primarily attributable to the acquisition of OnlineBenefits. OnlineBenefits incurred product and development costs of $534,000. The remaining $158,000 increase is primarily attributable to $50,000 of additional salary and related costs that will be used to enhance and develop new products and $140,000 of allocated support related costs for product and content development. As a percent of total revenues, product and content development expenses, excluding OnlineBenefits, were 15.8% for the three months ended June 30, 2007 compared to 12.9% for the three months ended June 30, 2006.

Sales and marketing expenses increased $901,000, or 198.5%, to $1,355,000 for the three months ended June 30, 2007 from $454,000 for the three months ended June 30, 2006. OnlineBenefits accounted for $563,000 of the total sales and marketing expense. The remaining $338,000 increase is primarily attributable to $50,000 of additional salary from increased sales staff, $123,000 related to employee acquisition costs, $50,000 from additional marketing programs, and $75,000 of allocated support related costs for the sales and marketing departments. As a percent of total revenues, sales and marketing expenses, excluding OnlineBenefits, were 24.6% for the three months ended June 30, 2007 compared to 16.7% for the three months ended June 30, 2006.

General and administrative expenses increased $551,000, or 91.4%, to $1,153,000 for the three months ended June 30, 2007 from $602,000 for the three months ended June 30, 2006. OnlineBenefits’ general and administrative expenses accounted for $395,000 of this increase. The remaining $156,000 increase was primarily related to an $82,000 increase in our stock-based compensation expense, $147,000 increase in salary and compensation expense, and $100,000 in consulting costs primarily related to SOX compliance. These increases were partially offset by a decrease of $215,000 of allocated support related cost. As a percent of total revenues, general and administrative expenses, excluding OnlineBenefits, were 23.5% for the three months ended June 30, 2007 compared to 22.2% for the three months ended June 30, 2006.

As a result of the factors described above, operating profit increased $637,000 to $1,437,000 for the three months ended June 30, 2007 compared to an operating profit of $800,000 for the three months ended June 30, 2006.

Other Expenses and Income

Interest expense was $622,000 and $2,000 for the three months ended June 30, 2007 and 2006, respectively. This increase in interest expense was primarily due to higher borrowing levels on loans secured to finance the acquisition of OnlineBenefits.

Interest income was $46,000 and $153,000 for the three months ended June 30, 2007 and 2006, respectively. This decrease was primarily due to higher levels of cash investments for the three months ended June 30, 2006 compared to three months ended June 30, 2007. This decrease in cash was attributable to the cash used in the purchase of OnlineBenefits.

Net Income

As a result of the factors described above, net income decreased $90,000 to $861,000 for the three months ended June 30, 2007 compared to net income of $951,000 for the three months ended June 30, 2006.

Comparison of the Six Months Ended June 30, 2007 with the Six Months Ended June 30, 2006

Certain prior period items have been reclassified to conform to the current period presentation. The Product revenue classification was labeled Education for the six months ended June 30, 2006.

Revenues

	Six Months Ended June 30,				2007 % of Total Rev	2006 % of Total Rev
	2007	2006	$ Change	% Change
A.D.A.M., Inc. Consolidated
Licensing	$11,559	$4,236	$7,323	172.9%	85.2%	81.5%
Product	922	742	180	24.3%	6.8%	14.3%
Professional services and other	1,089	219	870	397.3%	8.0%	4.2%

Total Net Revenues	$13,570	$5,197	$8,373	161.1%	100.0%	100.0%

A.D.A.M. acquired OnlineBenefits on August 14, 2006, and accordingly, the results of OnlineBenefits are included in the consolidated operating results subsequent to the acquisition. In order to facilitate the review of the results for the comparable period, the table below shows the results of A.D.A.M.’s operating units excluding the amounts reported by OnlineBenefits.

	Six Months Ended June 30,				2007 % of Total Rev	2006 % of Total Rev
	2007	2006	$ Change	% Change
A.D.A.M., Inc. excluding OnlineBenefits
Licensing	$4,820	$4,236	$584	13.8%	79.8%	81.5%
Product	922	742	180	24.3%	15.3%	14.3%
Professional services and other	296	219	77	35.2%	4.9%	4.2%

Total Net Revenues	$6,038	$5,197	$841	16.2%	100.0%	100.0%

Total net revenues increased 161.1%, or $8,373,000 to $13,570,000 for the six months ended June 30, 2007 compared to $5,197,000 for the six months ended June 30, 2006. Revenues from OnlineBenefits for the six months ended June 30, 2007 accounted for $7,532,000 of the net increase. Excluding the results of OnlineBenefits, total revenue increased $841,000 or 16.2% organically for the six months ended June 30, 2007 compared to the six months ended June 30, 2006.

Licensing revenues increased 172.9%, or $7,323,000, to $11,559,000 for the six months ended June 30, 2007 compared to $4,236,000 for the six months ended June 30, 2006. Licensing revenues are derived from licensing our products primarily to healthcare organizations, technology companies, benefit brokers, employers, and internet customers. OnlineBenefits licensing revenue from benefit brokers and employers accounted for $6,739,000 of the total $7,323,000 increase in licensing revenue for the six months ended June 30, 2007.

Excluding the results of OnlineBenefits, licensing revenue increased 13.8%, or $584,000, to $4,820,000 for the six months ended June 30, 2007 compared to $4,236,000 for the six months ended June 30, 2006. This organic growth was from increased revenue of $320,000 and $205,000 in internet and healthcare, respectively as a result of new customer contracts. As a percent of total revenues, revenues from licensing were 79.8% of revenue for the six months ended June 30, 2007 compared to 81.5% for the six months ended June 30, 2006.

Revenues from product sales increased 24.3%, or $180,000, to $922,000 for the six months ended June 30, 2007 compared to $742,000 for the six months ended June 30, 2006. Product revenues consist primarily of our A.D.A.M. product sales to the educational market. The increase in 2007 was attributable to increased volume from our distribution partners both domestic and international in our education markets. A.D.A.M. as a percent of total revenues, revenues from product sales were 15.3% for the six months ended June 30, 2007 compared to 14.3% for the six months ended June 30, 2006.

Professional services and other revenues increased 397.3%, or $870,000, to $1,089,000 for the six months ended June 30, 2007 compared to $219,000 for the six months ended June 30, 2006. Professional services and other revenue are derived from products such as administrative service provider services, direct to consumer products, custom implementation services, and sales of nonrecurring products such as books, subscriptions, and images. OnlineBenefits and its related administrative service provider business accounted for $793,000 of the total revenue for professional services and other. Excluding OnlineBenefits, the professional services and other revenues accounted for approximately 4.9% for the six months ended June 30, 2007 compared to 4.2% for the six months ended June 30, 2006.

Operating Costs and Expenses

Certain prior period items have been reclassified to conform to the current period presentation. This reclassification primarily relates to the allocation of depreciation and amortization to the related categories.

	Six Months Ended June 30,		$ Change	% Change	2007 % of Revenue	2006 % of Revenue
	2007	2006
A.D.A.M., Inc. Consolidated
Cost of revenues	$3,049	$620	$2,429	391.0%	22.5%	11.9%
Cost of revenues – amortization	635	377	258	68.4%	4.7%	7.3%
Product and content development	2,199	710	1,489	209.7%	16.2%	13.7%
Sales and marketing	2,477	889	1,588	178.6%	18.3%	17.1%
General and administrative	2,622	1,200	1,422	118.5%	19.3%	23.1%

Total Operating Cost and Expenses	$10,982	$3,796	$7,186	189.3%	80.9%	73.0%

A.D.A.M. acquired OnlineBenefits on August 14, 2006, and accordingly, the results of OnlineBenefits are included in the consolidated operating results subsequent to the acquisition. In order to facilitate the review of the results for the comparable period, the table below shows the results of A.D.A.M.’s operating units excluding the amounts reported by OnlineBenefits.

	Six Months Ended June 30,		$ Change	% Change	2007 % of Revenue	2006 % of Revenue
	2007	2006
A.D.A.M., Inc. excluding OnlineBenefits
Cost of revenues	$752	$620	$132	21.3%	12.5%	11.9%
Cost of revenues – amortization	259	377	(118)	(31.3%)	4.3%	7.3%
Product and content development	1,133	710	423	59.7%	18.8%	13.7%
Sales and marketing	1,294	889	405	45.6%	21.4%	17.1%
General and administrative	1,803	1,200	603	50.3%	29.9%	23.1%

Total Operating Cost and Expenses	$5,241	$3,796	$1,445	38.1%	86.8%	73.0%

Cost of revenues increased $2,429,000, or 391.0%, to $3,049,000 for the six months ended June 30, 2007 compared to $620,000 for the six months ended June 30, 2006. Cost of revenues consists primarily of royalties and distribution license fees, production costs for product sales, and personnel support for our benefit and broker management products. OnlineBenefits’ cost of revenues accounted for $2,297,000 of the total cost of revenues for the six months ended June 30, 2007. Excluding the results of OnlineBenefits, cost of revenues increased 21.3% or $132,000 for the six months ended June 30, 2007. The increase in cost of revenues is primarily attributable to the increased revenues and the related costs of nonrecurring education products and books for the period. As a percent of total revenues, cost of revenues, excluding OnlineBenefits, was 12.5% for the six months ended June 30, 2007 compared to 11.9% for the six months ended June 30, 2006.

Cost of revenues – amortization increased $258,000, or 68.4%, to $635,000 for the six months ended June 30, 2007 compared to $377,000 for the six months ended June 30, 2006. Cost of revenues – amortization consists primarily of costs associated with amortization of capitalized customer lists, software product, and content development costs. OnlineBenefits’ cost of revenues – amortization related to amortization of acquired customer lists and software product was $376,000 for the six months ended June 30, 2007. Excluding the results of OnlineBenefits, cost of revenues – amortization decreased $118,000, or 31.3% for the six months ended June 30, 2007. This decrease is related to capital projects in 2006 that became fully amortized. As a percent of total revenues, cost of revenues – amortization, excluding OnlineBenefits, was 4.3% for the six months ended June 30, 2007 compared to 7.3% for the six months ended June 30, 2006.

Product and content development expenses increased $1,489,000, or 209.7%, to $2,199,000 for the six months ended June 30, 2007 from $710,000 for the six months ended June 30, 2006. This increase was primarily attributable to the acquisition of OnlineBenefits. OnlineBenefits incurred product and development costs of $1,066,000. The remaining $423,000 increase is primarily attributable to $120,000 of additional salary and related costs that will be used to enhance and develop new products and $230,000 of allocated support related costs for product and content development. As a percent of total revenues, product and content development expenses, excluding OnlineBenefits, were 18.8% for the six months ended June 30, 2007 compared to 13.7% for the six months ended June 30, 2006.

Sales and marketing expenses increased $1,588,000, or 178.6%, to $2,477,000 for the six months ended June 30, 2007 from $889,000 for the six months ended June 30, 2006. OnlineBenefits accounted for $1,183,000 of the total sales and marketing expense. The remaining $405,000 increase is primarily related to $30,000 of additional salary, $123,000 related to employee acquisition costs, $95,000 from additional marketing programs, and $110,000 of allocated support related costs for the sales and marketing departments. As a percent of total revenues, sales and marketing expenses, excluding OnlineBenefits, were 21.4% for the six months ended June 30, 2007 compared to 17.1% for the six months ended June 30, 2006.

General and administrative expenses increased $1,422,000, or 118.5%, to $2,622,000 for the six months ended June 30, 2007 from $1,200,000 for the six months ended June 30, 2006. OnlineBenefits’ general and administrative expenses accounted for $819,000 of this increase. The remaining $603,000 increase was primarily related to a $375,000 increase in our stock-based compensation expense, $376,000 increase in salary and compensation expense, $75,000 in travel, and $100,000 in consulting expense primarily related to compliance with the Sarbanes-Oxley Act of 2002 (“SOX”). These costs were partially offset by a decrease of $340,000 of allocated support related costs. As a percent of total revenues, general and administrative expenses, excluding OnlineBenefits, were 29.9% for the six months ended June 30, 2007 compared to 23.1% for the six months ended June 30, 2006.

As a result of the factors described above, operating profit increased $1,187,000 to $2,588,000 for the six months ended June 30, 2007 compared to an operating profit of $1,401,000 for the six months ended June 30, 2006.

Other Expenses and Income

Interest expense was $1,313,000 and $5,000 for the six months ended June 30, 2007 and June 30, 2006, respectively. This increase in interest expense was primarily due to higher borrowing levels on loans secured to finance the acquisition of OnlineBenefits.

Interest income was $56,000 and $283,000 for the six months ended June 30, 2007 and June 30, 2006, respectively. This decrease was primarily due to higher levels of cash investments for the first six months of 2006 compared to the first six months of 2007. This decrease in cash was attributable to the cash used in the purchase of OnlineBenefits.

Net Income

As a result of the factors described above, net income decreased $352,000 to $1,327,000 for the six months ended June 30, 2007 compared to net income of $1,679,000 for the six months ended June 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2007, we had cash and cash equivalents of $7,749,000 and working capital of $3,509,000.

Cash provided by operating activities was $1,897,000 during the six months ended June 30, 2007, as compared to cash provided of $1,159,000 during the six months ended June 30, 2006. This $738,000 increase was due primarily to an increase in net income (net of non-cash related add-backs such as depreciation and amortization and stock-based compensation expense) of $421,000, additional cash provided by deferred revenue of $851,000, and a decrease in prepaids and other assets of $475,000. These decreases were partially offset by an increase in accounts payable and accrued liabilities related to payments of severance and accrued interest of $840,000 and an increase in accounts receivable of $145,000.

Cash provided by investing activities was $2,138,000 during the six months ended June 30, 2007, as compared to cash provided of $706,000 during the six months ended June 30, 2006. This increase of $1,432,000 in cash inflow was primarily due to the change in Restricted Cash related to the payment of the OnlineBenefits note payable of $2,148,000. This increase was partially offset by an increase in purchase of property and equipment of $145,000 and an increase in software product and content development costs of $251,000.

Cash used in financing activities was $2,668,000 during the six months ended June 30, 2007, as compared to cash provided of $467,000 during the six months ended June 30, 2006. The decrease in cash inflow was primarily due to the payment of the OnlineBenefits note payable of $1,500,000 and the payment of long term debt of $2,000,000. These payments were partially offset by $907,000 from proceeds related from the exercise of common stock options.

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

We believe our cash resources from cash, short-term investments, a $2 million revolver with our lender, together with anticipated cash flows from operations, will be sufficient to meet our working capital needs for the next twelve months. However, we may be required to raise additional funds to accelerate development of new and existing services and products, to respond to competitive pressures or to possibly acquire complementary products, businesses or technologies. There can be no assurance that any required additional financing will be available on terms favorable to us, or at all. If additional funds are raised by the issuance of equity securities, our shareholders would experience dilution of their ownership interest and these securities may have rights senior to those of the holders of the common stock. If additional funds are raised by the issuance of debt securities, we may be subject to certain limitations on our operations, including limitations on the payment of dividends. If adequate funds are not available or not available on acceptable terms, we may be unable to take advantage of acquisition opportunities, develop or enhance services and products or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations. We do not have any material off-balance sheet arrangements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to risk and related changes in interest rates relates primarily to our variable rate debt (Note 4 – Debt) and our investment portfolio (Note 5 – Investments). As of June 30, 2007, we had $7,749,000 of cash and cash equivalents and $45,000 in restricted time deposits. Due to the conservative and short-term nature of our investment portfolio, we believe that even a sudden 10% change in interest rates would not have a material effect on the value of the portfolio. The average yield on our cash and cash equivalents at June 30, 2007, was approximately 4.35%. The impact on our future interest income depends largely on the gross amount of our investment portfolio. We do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates.

As of June 30, 2007, we had a total of $23 million in variable rate debt at differing interest rates tied to LIBOR. If the interest rates on our existing variable rate debt were to increase by 10% over the next 12 months we would incur $2,300,000 of additional interest expense over a 12-month period and would potentially be in default of the long-term debt covenants.

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

Management has evaluated any changes in our internal controls over financial reporting that occurred during the period covered in this report and has concluded there were no significant changes in our internal control over financial reporting during the second fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In anticipation of the requirement to complete and disclose Management’s assessment regarding internal controls over financial reporting in the annual report for the year-ended December 31, 2007, the Audit Committee has approved a project including deliverables, timetable, and establishment of a process to review compliance with sections 302 and 404 of Sarbanes-Oxley Act of 2002 (“SOX”) and expedite necessary remediation, if any. The Company’s objective is not merely to comply with these requirements, but to use them as a catalyst to examine financial, management and operational processes and programs through the organization. Management believes that executing a SOX compliance initiative that seeks to improve processes and programs throughout the Company will achieve a net benefit in terms of improved risk management, operational efficiency and effectiveness, and enhanced shareholder confidence.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

There has been no material change in the information provided in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

A.D.A.M., Inc. (Registrant)

Date: August 7, 2007	By:	/s/ KEVIN S. NOLAND
Kevin S. Noland President and Chief Executive Officer (principal executive officer)

Date: August 7, 2007	By:	/s/ MARK B. ADAMS
Mark B. Adams Chief Financial Officer and Corporate Secretary (principal financial officer)