Form 10-Q
period 2007-09-30
ADAM INC
filed 2007-11-13
CIK 863650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of November 7, 2007, there were 9,588,694 shares of the Registrant’s common stock, par value $.01 per share, outstanding.

A.D.A.M., Inc.

Form 10-Q for the Quarter Ended September 30, 2007

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

A.D.A.M., Inc.

Consolidated Balance Sheets

(In thousands, except share data)

	September 30, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$10,433	$6,382
Investments, short term	—	858
Accounts receivable, net of allowances of $396 and $280, respectively	2,574	3,082
Restricted cash	45	2,192
Inventories, net	93	74
Prepaids and other assets	1,004	1,673

Total current assets	14,149	14,261
Property and equipment, net	889	876
Intangible assets, net	10,241	10,276
Goodwill	28,022	27,883
Other assets	152	158
Deferred financing costs, net	933	1,184
Deferred tax assets	5,500	5,500

Total assets	$59,886	$60,138

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$3,125	$4,075
Deferred revenue	5,475	4,447
Note payable	—	1,500
Current portion of long-term debt	2,000	1,000
Current portion of capital lease obligations	120	155

Total current liabilities	10,720	11,177
Capital lease obligations, net of current portion	113	178
Other liabilities	987	1,314
Long-term debt, net of current portion	21,000	24,000

Total liabilities	32,820	36,669

Commitments and contingencies
Shareholders’ equity
Common stock, $.01 par value; 20,000,000 shares authorized; 9,857,253 shares issued and 9,587,494 shares outstanding at September 30, 2007 and 9,386,878 shares issued and 9,117,119 shares outstanding at December 31, 2006	99	94
Treasury stock, at cost, 269,759 shares	(1,088)	(1,088)
Additional paid-in capital	55,688	54,109
Unrealized gain (loss) on investments	(104)	(2)
Accumulated deficit	(27,529)	(29,644)

Total shareholders’ equity	27,066	23,469

Total liabilities and shareholders’ equity	$59,886	$60,138

The accompanying notes are an integral part of these consolidated financial statements.

A.D.A.M., Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues, net:
Licensing	$5,822	$3,915	$17,380	$8,152
Product	390	368	1,312	1,110
Professional services and other	464	190	1,553	408

Total revenues, net	6,676	4,473	20,245	9,670

Cost of revenues:
Cost of revenues	1,095	587	4,143	1,208
Cost of revenues – amortization	371	257	1,006	634

Total cost of revenues	1,466	844	5,149	1,842

Gross profit	5,210	3,629	15,096	7,828

Operating expenses:
Product and content development	1,107	874	3,427	1,584
Sales and marketing	1,338	801	3,816	1,690
General and administrative	1,420	1,274	3,921	2,472

Total operating expenses	3,865	2,949	11,164	5,746

Operating income	1,345	680	3,932	2,082
Interest expense	626	372	1,938	376
Interest income	(69)	(178)	(125)	(459)
Loss on sale of assets	—	—	4	—

Income before income taxes	788	486	2,115	2,165
Income tax expense	—	—	—	—

Net income	$788	$486	$2,115	$2,165

Basic net income per common share	$0.08	$0.06	$0.22	$0.26

Basic weighted average number of common shares outstanding	9,575	8,711	9,404	8,487

Diluted net income per common share	$0.07	$0.05	$0.20	$0.21

Diluted weighted average number of common shares outstanding	10,587	10,096	10,326	10,079

The accompanying notes are an integral part of these consolidated financial statements.

A.D.A.M., Inc.

Consolidated Statement of Changes in Shareholders’ Equity

(In thousands, except share data)

(Unaudited)

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total
Balance at December 31, 2006	9,386,878	$94	(269,759)	$(1,088)	$54,109	$(2)	$(29,644)	$23,469
Comprehensive income:
Net income	—	—	—	—	—	—	2,115	2,115
Unrealized gain (loss) on investments	—	—	—	—	—	(102)	—	(102)

Total comprehensive income								2,013

Stock-based compensation expense	—	—	—	—	495	—	—	495
Exercise of common stock options	470,375	5	—	—	1,084	—	—	1,089

Balance at September 30, 2007	9,857,253	$99	(269,759)	$(1,088)	$55,688	$(104)	$(27,529)	$27,066

The accompanying notes are an integral part of these consolidated financial statements.

A.D.A.M., Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities
Net income	$2,115	$2,165
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,336	765
Deferred financing cost amortization	258	—
Loss on sale of assets	4	—
Stock-based compensation expense	495	120
Other, net	—	(19)
Changes in assets and liabilities:
Accounts receivable	507	(110)
Inventories	(18)	(8)
Prepaids and other assets	667	(61)
Accounts payable and accrued liabilities	(950)	(223)
Deferred revenue	1,028	(327)
Other liabilities	(327)	153

Net cash provided by operating activities	5,115	2,455

Cash flows from investing activities
Acquisition of subsidiary, net of cash acquired of $1,548	—	(29,353)
Purchases of property and equipment	(354)	(113)
Proceeds from sale of property and equipment	7	—
Additional costs of previous acquisition	(139)	—
Net change in restricted cash	2,148	24
Software product and content development costs	(971)	(589)
Maturities and reclassifications of investments	747	2,055
Proceeds of investments	179	3,063
Purchase of investments	(170)	—

Net cash provided by (used in) investing activities	1,447	(24,913)

Cash flows from financing activities
Proceeds from issuance of term note	—	20,000
Proceeds from issuance of convertible note	—	5,000
Payment of financing costs	—	(1,339)
Payment on note payable	(1,500)	—
Payment on long-term debt	(2,000)	—
Proceeds from exercise of common stock options	1,089	502
Repayments on capital leases	(100)	(236)

Net cash provided by (used in) financing activities	(2,511)	23,927

Increase in cash and cash equivalents	4,051	1,469
Cash and cash equivalents, beginning of period	6,382	2.816

Cash and cash equivalents, end of period	$10,433	$4,285

Interest paid	$2,265	$1,350

The accompanying notes are an integral part of these consolidated financial statements.

A.D.A.M., Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2007

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

Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or any future period.

2. STOCK-BASED COMPENSATION

On January 14, 1999, certain option grants were canceled at the election of their holders and then replaced that day on a one-for-one basis with new options with an exercise price equal to the closing market price that day, $5.25. These options were accounted for in accordance with FASB Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions involving Stock Compensation (an interpretation of APB 25)”, which provides guidance on the accounting for certain stock option transactions and subsequent amendments to stock option transactions. FIN 44 requires compensation cost for these variably priced options to be recorded to the extent that the current market price exceeds the options’ grant price. The expense is to be adjusted for increases or decreases in the intrinsic value of the modified awards in subsequent periods and until the awards have been exercised, forfeited, or expired. We had 170,149 variably priced options outstanding at May 22, 2007 and 173,149 at December 31, 2006, all of which had fully vested by January 2002 and were accounted for under FIN 44 (see paragraph below for modifications).

On May 22, 2007, the term of these variably priced options was modified. This modification is accounted for in accordance with the SFAS 123(R) modification provisions. The modified options resulted in an incremental cost of $16,103 on the modification date since the options were fully vested. As a result of the modification, all compensation cost associated with the options will have been recorded as of the modification date and variable accounting will no longer apply. Including this incremental modification cost, we recorded stock-based compensation expense (benefit) of $0 and $133,000 for the three months ended September 30, 2007 and 2006, respectively and $47,000 and $(44,000) for the nine months ended September 30, 2007 and 2006, respectively.

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

On May 22, 2007, certain 2006 granted options were modified for the service and performance vesting conditions. This modification is accounted for in accordance with the SFAS 123(R) modification provisions. The vesting criteria changed from service and performance based in 2007, 2008 and 2009 to performance based in 2007 and service based in 2008 and 2009. At the modification date we did not believe that it was probable that certain performance targets would be met, but did believe that the new performance targets would be met. A new fair value associated with the options was calculated at the date of modification and this cumulative compensation cost will be recognized over the vesting period of the options.

In accordance with SFAS 123(R), we recorded stock-based compensation expense of $255,000 and $448,000 for the three and nine months ended September 30, 2007, respectively, not including the variably priced options described above. We recorded a stock-based compensation expense of $122,000 and $164,000 for the three and nine months ended September 30, 2006, respectively. Had we continued to account for these options under APB 25 we would have recorded no such expense. After recording the expense through September 30, 2007, there remained approximately $1,139,000 of unrecognized compensation cost related to unvested employee stock options to be recognized over the next 2.7 years.

We used the Black-Scholes method (which models the value over time of financial instruments) to estimate the fair value at grant date of the options. The Black-Scholes method uses several assumptions to value an option. We used the following assumptions:

•	Expected Dividend Yield – because we do not currently pay dividends, our expected dividend yield is zero,

•	Expected Volatility in Stock Price – reflects the historical change in our stock price over the expected term of the stock option,

•	Risk-free Interest Rate – reflects the average rate on a United States treasury bond with maturity equal to the expected term of the option, and

•	Expected Life of Stock Awards – the expected term of the options has been derived from historical employee exercise behavior.

The weighted-average assumptions used in the option pricing model for stock option grants were as follows:

Nine Months Ended September 30,	2007	2006
Expected Dividend Yield	—	—
Expected Volatility in Stock Price	50.42%	73.58%
Risk-Free Interest Rate	4.84%	4.73%
Expected Life of Stock Awards – Years	3.40	3.50
Weighted Average Fair Value at Grant Date	$2.67	$3.02

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

The following table summarizes stock option activity for the nine months ended September 30, 2007:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Outstanding at December 31, 2006	3,248,392	$4.45	—	—
Granted	331,725	$6.29
Exercised	(470,375)	$3.81	—	—
Canceled or expired	(238,817)	$5.44	—	—

Outstanding at September 30, 2007	2,870,925	$4.93	5.20	$6,796

Exercisable at September 30, 2007	2,136,575	$4.62	3.83	$6,287

Intrinsic value was calculated by multiplying the number of options times the amount by which our market price at September 30, 2007 exceeded the strike price for each option. The market price at September 30, 2007 was $7.79.

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

In addition, we established escrow deposit accounts related to the acquisition of OnlineBenefits, which have been recorded on the accompanying consolidated balance sheet in restricted cash at December 31, 2006. The restricted cash related to the acquisition was paid in full in January 2007.

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

Long-term debt

Associated with the acquisition of OnlineBenefits, we entered into a credit agreement (“Credit Agreement”) with Capital Source Finance LLC (“Lender”). The Credit Agreement, with related balances at September 30, 2007, is summarized below (numbers in column are in thousands):

$2,000,000 revolver with Lender – principal repayable in full in August 2011; interest at LIBOR plus 4% or the prime rate (7.75% at September 30, 2007) plus 2.75%, payable quarterly in arrears; revolver unused facility fee of 0.5% per annum of the average daily balance of the unused portion, payable monthly in arrears	$—

$20,000,000 term loan with Lender – principal repayable in quarterly installments of varying amounts ($1.0 million from June 2008 through September 2008, $1.25 million from December 2008 through September 2010, and $1.5 million from December 2010 through June 2011), interest same as revolver; prepayment premium of either 2% (prior to first anniversary) or 1% (between first and second anniversary) of prepaid amount	18,000

$5,000,000 convertible note with Lender – principal repayable in full in August 2011; interest at LIBOR plus 2.5% or the prime rate plus 1.25%, payable quarterly in arrears; prepayment premium same as term loan; all or any portion of the principal balance is convertible at the option of the Lender into common stock of the Company at a conversion price per share as defined in the agreement	5,000

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

The deferred financing fees related to this debt were a gross amount of $1,340,000 with an accumulated amortization of approximately $407,000 and $140,000 as of September 30, 2007 and December 31, 2006, respectively.

We entered into the First Amendment to the Credit Agreement, dated March 20, 2007, which modified certain terms of the agreement, including certain covenant ratios. The repayment terms were also modified to provide for a single payment of $2,000,000 on March 19, 2007 in lieu of two payments of $1,000,000, each due on December 31, 2007 and March 31, 2008. No other changes were made to the remaining payment terms.

5. INVESTMENTS

Our investments and certain cash equivalents are classified as available-for-sale and are therefore recorded at fair value based on current market rates. Changes in the fair value are included in the equity section of our balance sheet and reported in our Consolidated Statement of Changes in Shareholders’ Equity.

At September 30, 2007, we did not hold short-term investments.

At December 31, 2006, our short-term investments included the following (in thousands):

Description	Balance	Purchased	Maturity	Yield at December 31, 2006
Mutual Funds
– AIM Floating Fund	$858	January 18, 2006	January 18, 2007	5.70%

Total Short-term Investments	$858

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

Intangible assets are summarized as follows (in thousands):

	Estimated amortizable lives (years)	September 30, 2007	December 31, 2006
Intangible Assets:
Capitalized software products and content to be sold, leased or otherwise marketed	2 – 3	$5,720	$4,749
Software developed for internal use	3	339	339
Purchased intellectual content	3	1,431	1,431
Purchased customer contracts	2	333	333
Purchased customer relationships	15	8,800	8,800

Intangible assets, gross		16,623	15,652

Accumulated amortization:
Capitalized software products and content to be sold, leased or otherwise marketed		(3,668)	(3,181)
Software developed for internal use		(286)	(207)
Purchased intellectual content		(1,431)	(1,431)
Purchased customer contracts		(333)	(333)
Purchased customer relationships		(664)	(224)

Accumulated amortization		(6,382)	(5,376)

Intangible assets, net		$10,241	$10,276

Amortization expense for the three and nine months ended September 30, 2007 was $371,000 and $1,006,000, respectively.

Amortization expense for the three and nine months ended September 30, 2006 was $257,000 and $634,000, respectively.

7. NET INCOME PER COMMON SHARE

We compute basic net income per share by dividing net income by the weighted average number of common shares outstanding for each period. Diluted net income per share is based upon the addition of the effect of common stock equivalents (stock options, and convertible debt) to the denominator of the basic net income per share calculation using the treasury stock method if their effect is dilutive. The computation of net income per share for the three and nine months ended September 30, 2007 and 2006 is as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$788	$486	$2,115	$2,165

Weighted average common shares outstanding – basic	9,575	8,711	9,404	8,487
Common share equivalents (stock options)	1,012	1,385	922	1,592

Weighted average common shares outstanding – diluted	10,587	10,096	10,326	10,079
Net income per share:
Basic	$0.08	$0.06	$0.22	$0.26
Diluted	$0.07	$0.05	$0.20	$0.21

Anti-dilutive stock options and convertible debt	1,041	829	1,041	564

8. RELATED PARTY TRANSACTIONS

Investment and Sublease with BeBetter Networks, Inc.

At September 30, 2007 and December 31, 2006, we had a 2% investment in BeBetter Networks, Inc. (“BeBetter”). As of September 30, 2007 and December 31, 2006, our Chairman of the Board of Directors held an approximate 2% voting interest in BeBetter. We account for the investment under the cost method as we have less than a 20% ownership and do not exercise significant influence over BeBetter.

At September 30, 2007 and December 31, 2006, the carrying value of our investment in BeBetter was $0. We have no plans to make additional investments in BeBetter in the future.

Investment and Sublease with ThePort Network, Inc.

As of September 30, 2007 and December 31, 2006, we held an approximate 29% voting interest in ThePort Network, Inc. (“ThePort”). Our Chairman of the Board of Directors, who also currently serves as the Chairman of the Board of Directors and CEO of ThePort, held an approximate 9% voting interest in ThePort at September 30, 2007 and December 31, 2006 and held notes and convertible notes from and made loans to ThePort in the amount of approximately $3,075,000 and $1,699,000 at September 30, 2007 and December 31, 2006, respectively. Two of our other directors also own equity interests in ThePort. The investment is being accounted for under the equity method (see Note 1 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006).

At September 30, 2007 and December 31, 2006, the carrying value of our investment in ThePort was $0. We have not adjusted our investment below zero for our share of ThePort’s losses since then and through September 30, 2007, as we have not provided or committed to provide any additional financial support to ThePort.

9. COMMITMENTS AND CONTINGENCIES

Leases

We lease office space and equipment under non-cancelable lease agreements expiring on various dates through 2011. We also have capital lease commitments for certain equipment. Additionally, we have entered into certain agreements to license content for our services from various unrelated third parties.

At September 30, 2007, future minimum rentals for noncancelable leases with terms in excess of one year and total payments under license agreements for the remainder of 2007 and beyond were as follows (in thousands):

	License Agreements	Real Estate Leases	Other Operating Leases	Capital Leases
2007	$41	$420	$37	$47
2008	98	1,594	72	116
2009	—	1,465	46	46
2010	—	1,530	27	21
2011	—	784	5	16

Total future minimum lease payments and payments under license agreements	$139	$5,793	$187	246

Less – amounts representing interest				(12)

Present value of future minimum lease payments				233
Less – current portion				(120)

				$113

Rent expense for the three and nine months ended September 30, 2007 was $246,000 and $732,000, respectively. Rent expense for the three and nine months ended September 30, 2006 was $143,000 and $263,000, respectively.

Our headquarters is located in approximately 12,000 square feet of leased office space in Atlanta, Georgia. The space is leased for a term ending in September 2008. We have additional leased office space of 35,806 square feet in Uniondale, New York. The space is leased for a term ending in June 2011. Approximately 20,200 square feet is sublet to unrelated third parties for a term ending in June 2011 for an amount of $37,000 per month. The difference between our lease rate and the income from the sublease contracts, present valued, amounted to $1,114,000 and $1,332,000 at September 30, 2007 and December 31, 2006, respectively, and has been recorded as a liability on our accompanying consolidated balance sheets as part of our acquisition adjustments related to OnlineBenefits. This liability will be amortized over the term of the lease.

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

10. CONCENTRATIONS

No one customer accounted for more than 10% of our revenues during the three and nine months ended September 30, 2007 and September 30, 2006.

11. INCOME TAXES

For the three and nine months ended September 30, 2007, we recorded an income tax provision of $299,400 and $ 803,700, or 38% (our estimated effective tax rate) of our pretax income. Additionally, we performed our quarterly evaluation of the deferred tax asset and the related valuation allowance as of September 30, 2007. Based on our analysis for the three months ended September 30, 2007, we reduced the valuation allowance by $299,400. These two transactions fully offset one another and therefore our income tax provision was $0 for the three and nine months ended September 30, 2007. The September 30, 2007 deferred tax asset balance of $5,500,000 also remained unchanged from December 31, 2006. As a result of realizing this additional $299,400 of our deferred tax asset, we reduced the related valuation allowance to $17,158,000 at September 30, 2007 from $17,953,000 at December 31, 2006.

For the three and nine months ended September 30, 2006, we recorded an income tax provision of $185,000 and $823,000, or 38% (our estimated effective tax rate) of our pretax income. Additionally, we performed our quarterly evaluation of the deferred tax asset and the related valuation allowance as of September 30, 2006. Based on our analysis for the three months ended September 30, 2006, we reduced the valuation allowance by $185,000. These two transactions fully offset one another and therefore our income tax provision was $0 for the three months ended September 30, 2006. The September 30, 2006 deferred tax asset balance of $5,500,000 also remained unchanged from December 31, 2005. As a result of realizing this additional $185,000 of our deferred tax asset, we reduced the related valuation allowance to $9,153,000 at September 30, 2006 from $9,976,000 at December 31, 2005.

At September 30, 2007, we had net operating loss “(NOL)” and research and development “(R&D)” credit carryforwards available for tax purposes of approximately $63 million and $1 million, respectively, both of which will expire on December 31 in years 2007 through 2022 and 2007 through 2023, respectively. Approximately $30 million of the net operating loss carryforwards are attributable to OnlineBenefits.

We adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”) on January 1, 2007. FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. We recognized tax benefits from all tax positions we have taken, and there has been no material adjustment to any carryforwards NOL or R&D credits) as a result of the implementation of FIN 48. Therefore, there are no material unrecognized tax benefits and related FIN 48 tax liabilities at September 30, 2007. In addition, future changes in the unrecognized tax benefits will likely have no impact on our effective tax rate due to the existence of the valuation allowance.

As of September 30, 2007, we have no accrual requirement for interest or penalties related to uncertain tax positions since the tax benefits have not been included in prior income tax return filings. Accrued interest relating to uncertain tax positions would be recorded as a component of interest expense and penalties related to uncertain tax positions would be recorded as a component of general and administrative expenses.

The tax years 2003 to 2006 remain open to examination by the major taxing jurisdictions to which we are subject. Additionally, upon inclusion of the NOL and R&D credit carry forward tax benefits from tax years 2006 to 2023 in future tax returns, the related tax benefit for the period in which the benefit arose may be subject to examination.

12. LEGAL PROCEEDINGS

From time to time we are involved in legal actions arising in the normal course of business. Although the final outcome of existing matters cannot be determined, it is our opinion the final resolution of these matters, if any, would not have a material adverse effect on our financial position.

13. SUBSEQUENT EVENTS

On October 24, 2007, the Company and the Chief Operations Officer of its OnlineBenefits subsidiary, John Gedney, agreed that the Company would terminate Mr. Gedney’s employment agreement with the Company without cause effective as of January 1, 2008. Under the terms of the agreement, the Company will pay Mr. Gedney $375,000 over the next eighteen months plus $53,750 of his earned but unpaid bonus for 2007, and reimburse Mr. Gedney for certain health insurance and life insurance costs for a period of 18 months following the date of termination in January 2008.

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

We generate revenues mainly in three ways – licensing, professional services and product sales. Licensing revenue is recognized ratably over the term of the license agreement beginning after delivery has occurred and when we have determined that the fees from the agreement are fixed and determinable and there are no significant returns or acceptance provisions. When a contract includes multiple elements, such as services, the entire fee is allocated to each respective element based on vendor specific objective evidence of fair value, and recognized when the revenue criteria for each element is met. Service revenues are generally recognized upon completion and acceptance by the customer. For revenue arrangements in which we sell through a reseller, we do not recognize revenue until an agreement has been finalized between the customer and our authorized reseller and the content has been delivered to the customer by the reseller. Revenue is not recognized unless collectability is reasonably assured. Revenues from product sales are generally recognized at the time title passes to customers, distributors or resellers. Revenues from royalty agreements are recognized as earned based upon performance or product shipment.

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

On January 1, 2006, we adopted SFAS No. 123(R) using the modified prospective application transition approach method. We recorded stock-based compensation expense of $ 255,000 and $495,000 for the three and nine months ended September 30, 2007, respectively. We recorded a stock-based compensation expense of $255,000 and $120,000 for the three and nine months ended September 30, 2006, respectively. Had we continued to account for these options under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” we would have recorded no such expense. We expect to incur approximately $1,139,000 of expense over the next 2.7 years for all unvested options outstanding at September 30, 2007.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2007 with the Three Months Ended September 30, 2006

Certain prior period items have been reclassified to conform to the current period presentation. The Product revenue classification was labeled Education for the three months ended September 30, 2006.

Revenues

	Three Months Ended September 30,
	2007	2006	$ Change	% Change	2007 % of Total Rev	2006 % of Total Rev
A.D.A.M., Inc. Consolidated
Licensing	$5,822	$3,915	$1,907	48.7%	87.2%	87.5%
Product	390	368	22	6.0%	5.8%	8.2%
Professional services and other	464	190	274	144.2%	7.0%	4.3%

Total Net Revenues	$6,676	$4,473	$2,203	49.3%	100.0%	100.0%

We acquired OnlineBenefits on August 14, 2006, and, accordingly, the results of OnlineBenefits are included in the consolidated operating results subsequent to the acquisition. To facilitate the review of the results for the comparable period, the table below shows the results of our operating units excluding the amounts reported by OnlineBenefits.

	Three Months Ended September 30,
	2007	2006	$ Change	% Change	2007 % of Total Rev	2006 % of Total Rev
A.D.A.M., Inc. excluding OnlineBenefits
Licensing	$2,524	$2,250	$274	12.2%	85.5%	83.2%
Product	390	368	22	6.0%	13.2%	13.6%
Professional services and other	39	88	(49)	(55.7)%	1.3%	3.2%

Total Net Revenues	$2,953	$2,706	$247	9.1%	100.0%	100.0%

Total net revenues increased 49.3%, or $2,203,000, to $6,676,000 for the three months ended September 30, 2007 compared to $4,473,000 for the three months ended September 30, 2006. Revenues from OnlineBenefits for the three months ended September 30, 2007 accounted for $3,723,000 of the net increase. Excluding the results of OnlineBenefits, total revenue increased $247,000 or 9.1% for the three months ended September 30, 2007 compared to the three months ended September 30, 2006.

Licensing revenues increased 48.7%, or $1,907,000, to $5,822,000 for the three months ended September 30, 2007 compared to $3,915,000 for the three months ended September 30, 2006. Licensing revenues are derived from licensing our products primarily to healthcare organizations, technology companies, benefit brokers, employers, and internet customers. OnlineBenefits licensing revenue from benefit brokers and employers accounted for $1,633,000 of the total $1,907,000 increase in licensing revenue for the three months ended September 30, 2007.

Excluding the results of OnlineBenefits, licensing revenue increased 12.2%, or $274,000, to $2,524,000 for the three months ended September 30, 2007 compared to $2,250,000 for the three months ended September 30, 2006. Licensing revenue increased by $138,000 and $126,000 in internet and healthcare, respectively as a the result of new customer contracts. As a percent of total revenues, revenues from licensing were 85.5% of revenue for the three months ended September 30, 2007 compared to 83.2% for the three months ended September 30, 2006.

Revenues from product sales increased 6.0%, or $22,000, to $390,000 for the three months ended September 30, 2007 compared to $368,000 for the three months ended September 30, 2006. Product revenues consist primarily of our A.D.A.M. product sales to the educational market. The increase in 2007 was attributable to increased volume from our distribution partners, both domestic and international, in our education markets. As a percent of total revenues, A.D.A.M revenues from product sales were 13.2% for the three months ended September 30, 2007 compared to 13.6% for the three months ended September 30, 2006.

Professional services and other revenues increased 144.2%, or $274,000, to $464,000 for the three months ended September 30, 2007 compared to $190,000 for the three months ended September 30, 2006. Professional services and other revenue are derived from products such as administrative service provider services, direct to consumer products, custom implementation services, and sales of nonrecurring products such as books, subscriptions, and images. OnlineBenefits and its related administrative service provider business accounted for $425,000 of the total revenue for professional services and other. Excluding Online Benefits, professional services and other revenue decreased 55.7%, or $49,000, to $39,000 for the three months ended September 30, 2007 compared to $88,000 for the three months ended September 30, 2006. As a percentage of total revenues, excluding OnlineBenefits, the professional services and other revenues accounted for approximately 1.3% for the three months ended September 30, 2007 compared to 3.2% for the three months ended September 30, 2006.

Operating Costs and Expenses

Certain prior period items have been reclassified to conform to the current period presentation. This reclassification primarily relates to the allocation of depreciation and amortization to the related categories.

	Three Months Ended September 30,
	2007	2006	$ Change	% Change	2007 % of Revenue	2006 % of Revenue
A.D.A.M., Inc. Consolidated
Cost of revenues	$1,095	$587	$508	86.5%	16.4%	13.1%
Cost of revenues – amortization	371	257	114	44.4%	5.6%	5.7%
Product and content development	1,107	874	233	26.7%	16.6%	19.5%
Sales and marketing	1,338	801	537	67.0%	20.0%	17.9%
General and administrative	1,420	1,274	146	11.5%	21.3%	28.5%

Total Operating Costs and Expenses	$5,331	$3,793	$1,538	40.5%	79.8%	84.8%

We acquired OnlineBenefits on August 14, 2006, and accordingly, the results of OnlineBenefits are included in the consolidated operating results subsequent to the acquisition. To facilitate the review of the results for the comparable period, the table below shows the results of just our operating units and excludes the amounts reported by OnlineBenefits.

	Three Months Ended September 30,
	2007	2006	$ Change	% Change	2007 % of Revenue	2006 % of Revenue
A.D.A.M., Inc. excluding OnlineBenefits
Cost of revenues	$39	$305	$(266)	(87.2)%	1.3%	11.3%
Cost of revenues – amortization	149	158	(9)	(5.7)%	5.0%	5.8%
Product and content development	593	384	209	54.4%	20.1%	14.2%
Sales and marketing	779	447	332	74.3%	26.4%	16.5%
General and administrative	1,140	961	179	18.6%	38.6%	35.5%

Total Operating Costs and Expenses	$2,700	$2,255	$445	19.7%	91.5%	83.3%

Cost of revenues increased $508,000, or 86.5%, to $1,095,000 for the three months ended September 30, 2007 compared to $587,000 for the three months ended September 30, 2006. Cost of revenues consists primarily of royalties and distribution license fees, production costs for product sales, and personnel support for our benefit and broker management products. OnlineBenefits’ cost of revenues accounted for $669,000 of the total cost of revenues for the three months ended September 30, 2007. Excluding the results of OnlineBenefits, cost of revenues decreased 87.2% or $266,000 for the three months ended September 30, 2007. The decrease in cost of revenues is primarily attributable to the expiration of licensing agreements related to licensed healthcare content. As a percent of total revenues, cost of revenues, excluding OnlineBenefits, was 1.3% for the three months ended September 30, 2007 compared to 11.3% for the three months ended September 30, 2006.

Cost of revenues – amortization increased $114,000, or 44.4%, to $371,000 for the three months ended September 30, 2007 compared to $257,000 for the three months ended September 30, 2006. Cost of revenues – amortization consists primarily of costs associated with amortization of capitalized customer lists, software product, and content development costs. OnlineBenefits’ cost of revenues – amortization related to amortization of acquired customer lists and software product was $222,000 for the three months ended September 30, 2007. Excluding the results of OnlineBenefits, cost of revenues – amortization decreased $9,000, or 5.7% for the three months ended September 30, 2007. This decrease is related to capital projects prior to 2007 that became fully amortized. As a percent of total revenues, cost of revenues – amortization, excluding OnlineBenefits, was 5.0% for the three months ended September 30, 2007 compared to 5.8% for the three months ended September 30, 2006.

Product and content development expenses increased $233,000, or 26.7%, to $1,107,000 for the three months ended September 30, 2007 from $874,000 for the three months ended September 30, 2006. This increase was primarily attributable to the acquisition of OnlineBenefits. The increase attributable to OnlineBenefits product and development costs was $24,000. The remaining $209,000 increase is primarily attributable to $78,000 of develop costs expensed versus capitalized for work to design and maintain new and existing products and $116,000 of allocated support related costs for product and content development. As a percent of total revenues, product and content development expenses, excluding OnlineBenefits, were 20.1% for the three months ended September 30, 2007 compared to 14.2% for the three months ended September 30, 2006.

Sales and marketing expenses increased $537,000, or 67.2%, to $1,338,000 for the three months ended September 30, 2007 from $801,000 for the three months ended September 30, 2006. OnlineBenefits accounted for $205,000 of the total sales and marketing expense increase. The remaining $332,000 increase is primarily attributable to $139,000 of additional salary from increased sales staff and $88,000 of allocated support related costs for the sales and marketing departments. As a percent of total revenues, sales and marketing expenses, excluding OnlineBenefits, were 26.4% for the three months ended September 30, 2007 compared to 16.5% for the three months ended September 30, 2006.

General and administrative expenses increased $146,000, or 11.5%, to $1,420,000 for the three months ended September 30, 2007 from $1,274,000 for the three months ended September 30, 2006. OnlineBenefits’ general and administrative expenses accounted for a decrease of $33,000. The additional $179,000 was primarily related to a $144,000 increase in salary and compensation expense and $200,000 in consulting costs primarily related to SOX compliance. These increases were partially offset by a decrease of $204,000 of allocated support related cost. As a percent of total revenues, general and administrative expenses, excluding OnlineBenefits, were 38.6% for the three months ended September 30, 2007 compared to 35.5% for the three months ended September 30, 2006.

As a result of the factors described above, operating profit increased $665,000 to $1,345,000 for the three months ended September 30, 2007 compared to an operating profit of $680,000 for the three months ended September 30, 2006.

Other Expenses and Income

Interest expense was $626,000 and $372,000 for the three months ended September 30, 2007 and 2006, respectively. This increase in interest expense was primarily due to higher borrowing levels on loans secured to finance the acquisition of OnlineBenefits.

Interest income was $69,000 and $178,000 for the three months ended September 30, 2007 and 2006, respectively. This decrease was primarily due to higher levels of cash investments for the three months ended September 30, 2006 compared to three months ended September 30, 2007. This decrease in cash was attributable to the cash used in the purchase of OnlineBenefits.

Net Income

As a result of the factors described above, net income increased $302,000 to $788,000 for the three months ended September 30, 2007 compared to net income of $486,000 for the three months ended September 30, 2006.

Comparison of the Nine Months Ended September 30, 2007 with the Nine Months Ended September 30, 2006

Certain prior period items have been reclassified to conform to the current period presentation. The Product revenue classification was labeled Education for the nine months ended September 30, 2006.

Revenues

	Nine Months Ended September 30,		$ Change	% Change	2007 % of Total Rev	2006 % of Total Rev
	2007	2006
A.D.A.M., Inc. Consolidated
Licensing	$17,380	$8,152	$9,228	113.2%	85.8%	84.3%
Product	1,312	1,110	202	18.2%	6.5%	11.5%
Professional services and other	1,553	408	1,145	280.6%	7.7%	4.2%

Total Net Revenues	$20,245	$9,670	$10,575	109.4%	100.0%	100.0%

We acquired OnlineBenefits on August 14, 2006, and accordingly, the results of OnlineBenefits are included in the consolidated operating results subsequent to the acquisition. In order to facilitate the review of the results for the comparable period, the table below shows the results of our operating units excluding the amounts reported by OnlineBenefits.

	Nine Months Ended September 30,		$ Change	% Change	2007 % of Total Rev	2006 % of Total Rev
	2007	2006
A.D.A.M., Inc. excluding OnlineBenefits
Licensing	$7,343	$6,486	$857	13.2%	81.7%	82.1%
Product	1,312	1,110	202	18.2%	14.6%	14.0%
Professional services and other	335	306	29	9.5%	3.7%	3.9%

Total Net Revenues	$8,990	$7,902	$1,088	13.8%	100.0%	100.0%

Total net revenues increased 109.4%, or $10,575,000 to $20,245,000 for the nine months ended September 30, 2007 compared to $9,670,000 for the nine months ended September 30, 2006. Revenues from OnlineBenefits for the nine months ended September 30, 2007 accounted for $9,487,000 of the net increase. Excluding the results of OnlineBenefits, total revenue increased $1,088,000 or 13.8% organically for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.

Licensing revenues increased 113.2%, or $9,228,000, to $17,380,000 for the nine months ended September 30, 2007 compared to $8,152,000 for the nine months ended September 30, 2006. Licensing revenues are derived from licensing our products primarily to healthcare organizations, technology companies, benefit brokers, employers, and internet customers. OnlineBenefits licensing revenue from benefit brokers and employers accounted for $8,371,000 of the total $9,228,000 increase in licensing revenue for the nine months ended September 30, 2007.

Excluding the results of OnlineBenefits, licensing revenue increased 13.2%, or $857,000, to $7,343,000 for the nine months ended September 30, 2007 compared to $6,486,000 for the nine months ended September 30, 2006. This organic growth was from increased revenue of $457,000 and $264,000 in internet and managed healthcare, respectively, as a result of new customer contracts. As a percent of total revenues, revenues from licensing were 81.7% of revenue for the nine months ended September 30, 2007 compared to 82.1% for the nine months ended September 30, 2006.

Revenues from product sales increased 18.2%, or $202,000, to $1,312,000 for the nine months ended September 30, 2007 compared to $1,110,000 for the nine months ended September 30, 2006. Product revenues consist primarily of our A.D.A.M. product sales to the educational market. The increase in 2007 was attributable to increased volume from our distribution partners, both domestic and international, in our education markets. As a percent of total revenues, A.D.A.M. revenues from product sales were 14.6% for the nine months ended September 30, 2007 compared to 14.0% for the nine months ended September 30, 2006.

Professional services and other revenues increased 280.6%, or $1,145,000, to $1,553,000 for the nine months ended September 30, 2007 compared to $408,000 for the nine months ended September 30, 2006. Professional services and other revenue are derived from products such as administrative service provider services, direct to consumer products, custom implementation services, and sales of nonrecurring products such as books, subscriptions, and images. OnlineBenefits and its related administrative service provider business accounted for $1,218,000 of the total revenue for professional services and other. Excluding OnlineBenefits, the professional services and other revenues accounted for approximately 3.7% for the nine months ended September 30, 2007 compared to 3.9% for the nine months ended September 30, 2006.

Operating Costs and Expenses

Certain prior period items have been reclassified to conform to the current period presentation. This reclassification primarily relates to the allocation of depreciation and amortization to the related categories.

	Nine Months Ended September 30,		$ Change	% Change	2007 % of Revenue	2006 % of Revenue
	2007	2006
A.D.A.M., Inc. Consolidated
Cost of revenues	$4,143	$1,208	$2,935	243.0%	20.5%	12.5%
Cost of revenues – amortization	1,006	634	372	58.7%	5.0%	6.6%
Product and content development	3,427	1,584	1,843	116.4%	16.9%	16.4%
Sales and marketing	3,816	1,690	2,126	125.8%	18.8%	17.5%
General and administrative	3,921	2,472	1,449	58.6%	19.4%	25.6%

Total Operating Costs and Expenses	$16,313	$7,588	$8,725	115.0%	80.6%	78.5%

We acquired OnlineBenefits on August 14, 2006, and accordingly, the results of OnlineBenefits are included in the consolidated operating results subsequent to the acquisition. In order to facilitate the review of the results for the comparable period, the table below shows the results of our operating units excluding the amounts reported by OnlineBenefits.

	Nine Months Ended September 30,		$ Change	% Change	2007 % of Revenue	2006 % of Revenue
	2007	2006
A.D.A.M., Inc. excluding OnlineBenefits
Cost of revenues	$792	$926	$(134)	(14.5)%	8.8%	11.7%
Cost of revenues – amortization	408	535	(127)	(23.7)%	4.5%	6.8%
Product and content development	1,727	1,094	633	57.9%	19.2%	13.8%
Sales and marketing	2,073	1,336	737	55.2%	23.1%	16.9%
General and administrative	2,942	2,160	782	36.2%	32.7%	27.3%

Total Operating Costs and Expenses	$7,942	$6,051	$1,891	31.3%	88.3%	76.6%

Cost of revenues increased $2,935,000, or 243.0%, to $4,143,000 for the nine months ended September 30, 2007 compared to $1,208,000 for the nine months ended September 30, 2006. Cost of revenues consists primarily of royalties and distribution license fees, production costs for product sales, and personnel support for our benefit and broker management products. OnlineBenefits’ cost of revenues accounted for $3,351,000 of the total cost of revenues for the nine months ended September 30, 2007. Excluding the results of OnlineBenefits, cost of revenues decreased 14.5% or $134,000 for the nine months ended September 30, 2007. The decrease in cost of revenues is primarily attributable to the expiration of licensing agreements related to licensed healthcare content. As a percent of total revenues, cost of revenues, excluding OnlineBenefits, was 8.8% for the nine months ended September 30, 2007 compared to 11.7% for the nine months ended September 30, 2006.

Cost of revenues – amortization increased $372,000, or 58.7%, to $1,006,000 for the nine months ended September 30, 2007 compared to $634,000 for the nine months ended September 30, 2006. Cost of revenues – amortization consists primarily of costs associated with amortization of capitalized customer lists, software product, and content development costs. OnlineBenefits’ cost of revenues – amortization related to amortization of acquired customer lists and software product was $598,000 for the nine months ended September 30, 2007. Excluding the results of OnlineBenefits, cost of revenues – amortization decreased $127,000, or 23.7% for the nine months ended September 30, 2007. This decrease is related to capital projects prior to 2007 that became fully amortized. As a percent of total revenues, cost of revenues – amortization, excluding OnlineBenefits, was 4.5% for the nine months ended September 30, 2007 compared to 6.8% for the nine months ended September 30, 2006.

Product and content development expenses increased $1,843,000, or 116.4%, to $3,427,000 for the nine months ended September 30, 2007 from $1,584,000 for the nine months ended September 30, 2006. This increase was primarily attributable to the acquisition of OnlineBenefits. OnlineBenefits incurred product and development costs of $1,700,000. The remaining $633,000 increase is primarily attributable to $174,000 of additional salary and related costs that will be used to enhance and develop new products and $343,000 of allocated support related costs for product and content development. As a percent of total revenues, product and content development expenses, excluding OnlineBenefits, were 19.2% for the nine months ended September 30, 2007 compared to 13.8% for the nine months ended September 30, 2006.

Sales and marketing expenses increased $2,126,000, or 125.8%, to $3,816,000 for the nine months ended September 30, 2007 from $1,690,000 for the nine months ended September 30, 2006. OnlineBenefits accounted for $1,743,000 of the total sales and marketing expense. The remaining $737,000 increase is primarily related to $130,000 of additional salary, $142,000 related to employee acquisition costs, $157,000 from additional marketing programs, and $225,000 of allocated support related costs for the sales and marketing departments. As a percent of total revenues, sales and marketing expenses, excluding OnlineBenefits, were 23.1% for the nine months ended September 30, 2007 compared to 16.9% for the nine months ended September 30, 2006.

General and administrative expenses increased $1,449,000, or 58.6%, to $3,921,000 for the nine months ended September 30, 2007 from $2,473,000 for the nine months ended September 30, 2006. OnlineBenefits’ general and administrative expenses accounted for $979,000 of this increase. The remaining $782,000 increase was primarily related to a $375,000 increase in our stock-based compensation expense, $584,000 increase in salary and compensation expense, $109,000 in travel, and $281,000 in consulting expense primarily related to compliance with the Sarbanes-Oxley Act of 2002 (“SOX”). These costs were partially offset by a decrease of $568,000 of allocated support related costs. As a percent of total revenues, general and administrative expenses, excluding OnlineBenefits, were 32.7% for the nine months ended September 30, 2007 compared to 27.3% for the nine months ended September 30, 2006.

As a result of the factors described above, operating profit increased $1,850,000 to $3,932,000 for the nine months ended September 30, 2007 compared to an operating profit of $2,082,000 for the nine months ended September 30, 2006.

Other Expenses and Income

Interest expense was $1,938,000 and $376,000 for the nine months ended September 30, 2007 and 2006, respectively. This increase in interest expense was primarily due to higher borrowing levels on loans secured to finance the acquisition of OnlineBenefits.

Interest income was $125,000 and $459,000 for the nine months ended September 30, 2007 and 2006, respectively. This decrease was primarily due to higher levels of cash investments for the first nine months of 2006 compared to the first nine months of 2007. This decrease in cash was attributable to the cash used in the purchase of OnlineBenefits.

Net Income

As a result of the factors described above, net income decreased $50,000 to $2,115,000 for the nine months ended September 30, 2007 compared to net income of $2,165,000 for the nine months ended September 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2007, we had cash and cash equivalents of $10,433,000 and working capital of $3,429,000.

Cash provided by operating activities was $5,115,000 during the nine months ended September 30, 2007, as compared to cash provided of $2,455,000 during the nine months ended September 30, 2006. This $2,660,000 increase was due primarily to an increase in net income (net of non-cash related add-backs such as depreciation and amortization and stock-based compensation expense) of $896,000, additional cash provided by deferred revenue of $1,355,000, a decrease in accounts receivable of $617,000, and a decrease in prepaids and other assets of $728,000. These decreases were partially offset by an increase in accounts payable and accrued liabilities related to payments of severance and accrued interest of $727,000.

Cash provided by investing activities was $1,447,000 during the nine months ended September 30, 2007, as compared to cash used of $24,913,000 during the nine months ended September 30, 2006. This increase of $26,360,000 in cash inflow was primarily due to the August 2006 acquisition of OnlineBenefits of $29,353,000 and the January 2007 change in Restricted Cash related to the payment of the OnlineBenefits note payable of $2,148,000. This increase was partially offset by an increase in purchase of property and equipment of $241,000, an increase in software product and content development costs of $382,000, and decrease in proceeds from maturity and proceeds of short term investments of $4,192,000.

Cash used in financing activities was $2,511,000 during the nine months ended September 30, 2007, as compared to cash provided of $23,927,000 during the nine months ended September 30, 2006. The $26,438,000 decrease in cash inflow was primarily due to the proceeds from the note related to the acquisition of OnlineBenefits of $25,000,000, the OnlineBenefits note payable of $1,500,000, and the early payment of long term debt of $2,000,000. These payments were partially offset by $587,000 ofproceeds from the exercise of common stock options and the financing fee recorded in 2006 related to the OnlineBenefits acquisition of $1,339,000.

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

Our exposure to risk and related changes in interest rates relates primarily to our variable rate debt (Note 4 – Debt) and our investment portfolio (Note 5 – Investments). As of September 30, 2007, we had $10,433,000 of cash and cash equivalents and $45,000 in restricted time deposits. Due to the conservative and short-term nature of our investment portfolio, we believe that even a sudden 10% change in interest rates would not have a material effect on the value of the portfolio. The average yield on our cash and cash equivalents at September 30, 2007, was approximately 4.36%. The impact on our future interest income depends largely on the gross amount of our investment portfolio. We do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates.

As of September 30, 2007, we had a total of $23 million in variable rate debt at differing interest rates tied to LIBOR. If the interest rates on our existing variable rate debt were to increase by 10% over the next 12 months we would incur $2,300,000 of additional interest expense over a 12-month period and would potentially be in default of the long-term debt covenants.

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

Management has evaluated any changes in our internal controls over financial reporting that occurred during the period covered in this report and has concluded there were no significant changes in our internal control over financial reporting during the third fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In anticipation of the requirement to complete and disclose Management’s assessment regarding internal controls over financial reporting in the annual report for the year ended December 31, 2007, the Audit Committee has approved a project including deliverables, timetable, and establishment of a process to review compliance with sections 302 and 404 of Sarbanes-Oxley Act of 2002 (“SOX”) and expedite necessary remediation, if any. The Company’s objective is not merely to comply with these requirements, but to use them as a catalyst to examine financial, management and operational processes and programs throughout the organization. Management believes that executing a SOX compliance initiative that seeks to improve processes and programs throughout the Company will achieve a net benefit in terms of improved risk management, operational efficiency and effectiveness, and enhanced shareholder confidence.

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

A.D.A.M., Inc. (Registrant)

Date: November 13, 2007	By:	/s/ KEVIN S. NOLAND
Kevin S. Noland
President and Chief Executive Officer (principal executive officer)

Date: November 13, 2007	By:	/s/ MARK B. ADAMS
Mark B. Adams
Chief Financial Officer and Corporate Secretary (principal financial officer)