Form 10-K
period 2007-12-31
ADAM INC
filed 2008-03-17
CIK 863650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Securities registered pursuant to Section 12(g) of the Act:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☒    Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and directors are “affiliates” of the Registrant) as of June 30, 2007 (based on the closing sale price of the Registrant’s common stock, as reported on the Nasdaq Global Market on such date) was $63,932,060. There were 9,724,525 shares of common stock outstanding on March 17, 2008. Portions of A.D.A.M., Inc.’s Proxy Statement for the 2008 Annual Stockholder’s Meeting, to be filed within 120 days after the end of the registrant’s fiscal year, are incorporated by reference into Part III of this Annual Report.

A.D.A.M., Inc.

Annual Report on Form 10-K

For the Year Ended December 31, 2007

PART I.

Disclosure Regarding Forward Looking Statements

Certain statements made in this report, and other written or oral statements made by or on behalf of A.D.A.M., Inc., may constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995, which represent the expectations or beliefs of, including, but not limited to, statements concerning A.D.A.M.’s operations, performance, financial condition and growth. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed forward-looking statements. Without limiting the generality of the foregoing, when used in this report, the word “believes,” “expects,” “estimates,” “intends,” “will,” “may,” “anticipate,” “could,” “should,” “can,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. Examples of such statements in this report include descriptions of our plans and strategies with respect to developing certain market opportunities, our overall business plan, our plans to develop additional strategic partnerships, our intention to develop our products and platform technologies, our continuing growth and our ability to contain our operating expenses. All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected, including those described under the caption “Factors Affecting Future Performance” in Item 1 of this report. We believe that these forward-looking statements are reasonable; however, you should not place undue reliance on such statements. These statements are based on current expectations and speak only as of the date of such statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise.

ITEM 1.	BUSINESS

A.D.A.M., Inc. (Nasdaq: ADAM) provides high-quality health information services and benefits technology solutions to healthcare organizations, group insurance brokers, employers, consumers, and educational institutions. With an industry-leading employee and human resources (HR) benefits technology system and one of the largest consumer health information libraries in the world, our products empower consumers to become better informed about their health and wellness, manage their personal benefits and health account finances, while helping organizations reduce the costs of healthcare and benefits administration. Our products address a large and growing consumer driven healthcare market.

Consumers use our highly visual and interactive health information and decision support applications for learning about general health concerns, specific diseases, medical conditions and treatments, surgical procedures, drug information, wellness topics, alternative medicine and more. Our various health information products, that we also refer to as our Health Management Platform, is designed to help educate and address consumers with varying health literacy levels and language competencies. Our Health Management Platform also includes a number of decision support applications, including a library of health risk assessments and reporting tools, and DecisionAssist©, a series of interactive knowledgebase applications that help consumers make important healthcare decisions by better understanding their health condition and needs. Our health information products and applications are sold primarily through multi-year licensing agreements to a variety of healthcare and health-related organizations including healthcare providers, health plans, pharmaceutical companies, healthcare information technology organizations, disease management and wellness providers and consumer-oriented Internet websites. We deliver our information solutions via the Internet in either a hosted or non-hosted environment.

We also offer a leading HR technology solution for employers to provide a self-service portal to employees and their families. The Benergy Communications Platform, Benergy®, is an award-winning Web-based solution for administering, learning about, enrolling in, and managing a variety of employer-sponsored programs. Benergy facilitates communication between the employer (typically the Human Resources Department) and the workforce, assisting employees in understanding and using their benefits, compensation and other human resources programs. In August of 2007, we released Benergy 2G!, a significant upgrade which incorporates our health and wellness information and other tools and administrative functionality, rounding out Benergy as a full-service health and benefits portal.

In addition to helping employees, Benergy reduces administrative costs by automating many HR and benefit-related tasks, such as communication and enrollment. Currently, Benergy is used by more than 5,000 employers and more than one million employees. In the majority of these cases, a group benefits brokerage firm has partnered with us to license and deliver Benergy to its employer clients as a value-added service.

Benergy is distributed primarily to the small-to-mid-size employer (SME) market, which we consider to be those employers employing between 10 and 5,000 employees. Benergy is sold through annual licensing agreements to brokers, insurance carriers, payroll service providers, and benefits consultants. Currently, Benergy is distributed by a network of more than 500 group insurance brokers throughout the country, including 20 of the top 25 group benefit brokerage firms in the U.S. Benergy is marketed as a value-added service for brokers to provide to their employer clients. As part of Benergy, we also provide flexible spending account administration (or FSA) and online enrollment services. We typically sell those services directly to the employer.

We also market an agency management system to our broker partners. This system includes a product suite called Advisor Tools. Within the Advisor Tool suite, we have several products brokers use to help them manage their business and communicate with their employer clients. One of the principal products within the Advisor Tool suite is AgencyWare, a client relationship management system specific to brokerage firms. AgencyWare assists brokers in quoting and selling insurance, managing commissions, tracking client interactions and other critical functions central to their business. Another application, Client Community, is a communications tool that facilitates communications between the broker and the HR/benefits professional. Currently, Client Community is deployed to approximately 40,000 HR/benefit professionals at employer clients and prospective clients.

Overview of Our Business

We are a leading provider of health information services, applications and benefit technology solutions to healthcare organizations, employers, group insurance brokers, consumers and the educational market through our Web-delivered health information products, decision-support applications, benefits technology solutions and online enrollment services. We also provide CD-ROM-based software applications in the K-12 and higher education markets that are designed to teach students gross anatomy and human physiology.

The products we provide:

•	enable consumers to access detailed information on diseases, conditions, treatments, symptoms, surgeries, and medical tests;

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

•	improve employers’ ability to manage health costs by providing their employees access to unbiased health information and tools that facilitate the understanding of their health;

•	give employees self-service access to a resource that enables them to understand, choose, enroll in, and self-administer all of their employer-sponsored benefits;

•	help employers reduce their administrative costs by automating many of the time-consuming tasks human resources managers must perform; and

•	provide students with interactive tools that help them better understand and retain information related to the study of the human body.

Our Web-based products are grouped together into three solutions platforms:

•

Health Management Platform—extensive interactive knowledgebase of health related information and applications enabling consumers to access medically accurate text and illustrated content to promote understanding and informed decision making about their health and wellness.

•

Benergy Communications Platform—application used by group insurance brokers and employers to communicate to employees about employer provided benefits, assist employees in their benefit selection and enrollment process, and then promote and facilitate the use of the benefit programs.

•	Agency Management Platform—application used by brokers to manage their office, track commissions and maintain communications with their employer clients.

Our Health Management Platform is marketed through our direct sales force and selected resellers to hospitals and hospital systems, health plans, pharmaceutical companies, consumer Web sites and health care technology organizations. We generate revenue from these products through licensing agreements, which are typically multi-year in term.

Our Benergy Communications Platform is predominantly sold through a national distribution network of group insurance brokers and other business services organizations and consultants. We market our Benergy Communications Platform through our direct sales force to obtain new accounts and to increase the penetration and revenues from current clients. Our revenues from the Benergy Communications Platform are primarily derived from annual license agreements.

Our Agency Management Platform features the Advisor System, a collection of tools and resources that helps manage various aspects of a benefits broker’s office and workflow. We market our Agency Management Platform to benefits brokers through our direct sales force and generate revenues through one-time set-up fees and annual software license agreements.

Our software application products for the education market include A.D.A.M. Interactive Anatomy®, our primary product for the undergraduate educational market, Interactive Physiology, also sold to the undergraduate market and which we co-market with one of our publisher partners, and a series of products designed for the K-12 market. We sell these products, which are shipped on CD-ROM or DVD media, through our website, direct sales force and selected educational resellers and distributors. The production of our software products includes CD-ROM/DVD-ROM pressing, assembly of purchased product components, printing of product packaging and user manuals and shipping of finished goods, all of which is performed by third-party vendors in accordance with our specifications and forecasts. We believe that there are alternate sources for each of these services that could be implemented without material delay, if necessary.

In addition to our online products and software applications, we also market:

•	a printed book, called the Illustrated Family Health Guide, which is sold primarily to health plans that provide it to their members; and

•

certain professional services to our clients who wish to have us assist with deployment or modification of the look and feel of our online content. Such fees for professional services are based on customary hourly rates.

Health Management Platform

Our portfolio of health information products, applications and decision-support tools, sometimes referred to as our Health Management Platform, is primarily used by healthcare organizations and Internet sites that wish to provide consumer oriented health information.

Healthcare organizations use our Health Management Platform to:

•	drive awareness of provider, or hospital services or promote interaction with the services they may offer (such as supporting a service line like cardiovascular services);

•	promote health and wellness to their constituents in an unbiased manner; and

•	educate members on their medical conditions (such as a health plan using our content to educate their diabetic members on their condition).

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

The Health Management Platform also contains a number of decision-support applications that help consumers track and manage their health, including a library of health risk assessments, a personal health record, a symptom navigator and other tools that help consumers make well-informed healthcare decisions.

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

The A.D.A.M. Health Management Platform includes the following products:

Product/Feature	Description
Health Illustrated Encyclopedia	A library of general medical and health related information providing consumers extensive capabilities to obtain current information through our searchable database of more than 4,000 unique articles. The information is easy to read, cross-linked to related content and diagnostic codes such as the International Classification of Diseases, 9th Revision (ICD9), and contains an extensive amount of illustrations that enhance the consumer experience and provides a higher level of context to the information.

Product/Feature	Description
In-Depth Medical Reports	An in-depth medical information library designed to provide consumers with a deep understanding of diseases and medical conditions. Each article provides the consumer with 25-35 pages of information. They are generally written at a higher reading grade level and designed for those consumers seeking a thorough understanding of the topic.

Health Centers	A topically grouped collection of related health information, illustrations, animations, tools, and news around medical specialties such as Cancer, Neurology, Orthopedics, Pediatrics, men’s, women’s and senior’s health. The design includes designated areas for health organizations to add information, such as a welcome message, call to action, and related links.

Complimentary and Alternative Medicine	An extensive library of over 700 monographs that focuses on the integration of alternative therapies with traditional medicine. This library covers multiple health conditions, herbs and supplements, and complementary treatments.

Care Guides	A collection of “micro-sites” that cover 12 top health conditions including allergy, asthma, diabetes, hypertension, and low back pain. These stylized centers provide consumers with a complete background on the condition using adult learning techniques. Personal stories, doctor’s views and other interactive tools are used to create a rich learning environment.

Symptom Navigator	A visual interactive application that helps consumers match medical symptoms with relevant assessments and appropriate treatments. The application helps consumers make best use of the healthcare system, and helps them understand when self-care is appropriate.

DecisionAssist	A collection of interactive tools based upon decision-support-based branching logic to guide consumers through the decision making process of various procedures and treatments. The tools provide the consumer with the ability to enter their own questions and information that may be pertinent to share with their healthcare provider.

Health Risk Assessments	Interactive applications that evaluate personal health risk based on individual demographic and lifestyle characteristics. Each customized recommendation is designed to educate the

Product/Feature	Description
consumer about his or her personal health issues and risk factors, and provides treatment options and action steps for reducing risk for future conditions.

Wellness Assessments	Interactive wellness assessments tools or calculators that compute health items such as body mass, target heart rate, and waist to hip ratio.

Benergy Communications Platform

Our Benergy Communications Platform, Benergy, is a system used to communicate to employees about employer provided benefits, assist employees in the selection and enrollment process, and then promote and facilitate the use of their benefit programs. Benergy provides employees a self-service access and enables employees to better understand their benefit choices and make informed decisions about selection of their health insurance and other employer sponsored benefit plans.

Group insurance brokers and employers get the benefit of direct communications to employees, while employees have a central access point to learn about employer provided benefit plans, compare different benefit plan options, make enrollment elections or manage life events, access and administer their Flexible Spending Accounts, and access other administrative functions, such as obtaining benefit enrollment and claim forms. Benergy is accessed from the employer’s Web site or company intranet.

Benergy 2G!—the second generation Benergy product, was released in August 2007. Benergy 2G! was a significant upgrade to the previous version and combines the self-service and communications capabilities of the original Benergy system with our Health Management Platform, giving employees a complete portal for making more informed benefit and health decisions. The Benergy 2G! system will provide a secure, personalized consumer experience by combining the user’s individual data (such as the information from their personal health record, health assessment or other user specified inputs) with their benefit plan-specific information from their employer.

Benergy is primarily distributed through a network of more than 500 group insurance brokers. Our broker partners enter into annual licensing agreements that have minimum guarantees and provide Benergy as a value-added service to their employer clients. With many of our brokers and clients, we private label Benergy. At the end of 2007, we had more than 5,000 employers and more than one million employees using our Benergy system. Spouses and family members also use the portal, which increases the number of users accessing Benergy.

The Benergy Communications Platform includes the following products and features:

Product/Feature	Description
Human Resource and Benefits Communication	A series of online services and features that provides effective employee communications about health and benefit plan information, resources to research questions and access to forms needed by employees.

Ready…Enroll®	An online open enrollment system that automates the benefit enrollment for current employees, new hires and records subsequent status changes. The application provides a data interchange between the enrollment data collected through Benergy and the carrier, and is available through a single sign-on process.

Product/Feature	Description
Plan Tours	Educational interactive multimedia guides explaining how employer benefit plans work.

Webzines	A library of in-depth articles that cover a wide variety of topics on benefits, finances and lifestyle issues.

Benevents®	Interactive guides that advise employees about appropriate steps to consider when life events occur, such as birth of a child.

Real Value Statement	A personal compensation report that informs employees about the total amount of their compensation, including salary, taxes and employer provided benefits.

Health and Wellness Resource Center	A.D.A.M.’s extensive portfolio of consumer-oriented health and wellness information and tools.

Agency Management Platform

Our Agency Management Platform uses our software and communication services to provide business management tools for group insurance brokers. It assembles a variety of resources to help them manage their knowledge, data and workflow, including customer relationships, benefit plan designs and tools to assist their clients in understanding the benefit marketplace. The primary components of the platform include:

Product/Feature	Description
Advisor Tools	A portfolio of online tools for brokers with reports, research, and other resources—including a proprietary benefits benchmarking report—to enable brokers to advise clients more effectively.

AgencyWare	Integrated agency management system that helps brokers manage their clients and prospects, track commissions, support the rollout of consumer directed healthcare plans, and assists them in maintaining account information.

Client Community	Online portal for secure data exchange between the broker and their employer client. The portal provides for delivery of electronic newsletter and other information completely branded for the specific benefit brokerage firm to the brokers’ clients and prospects.

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

Because of these trends, we believe that our products are well suited to provide consumers with the tools and information needed to make well-informed decisions and take a more active role in managing their healthcare. We believe employers will benefit from our solutions as they seek ways to improve productivity, add more value to their benefit offerings, and empower their employees to manage their health.

According to a January 2006 survey conducted by America’s Health Insurance Plans, over three million individuals were enrolled in health savings account-qualified high deductible health plans, up from 438,000 in 2004. The U.S. Treasury Department estimates this number to increase to 14 million by 2010. We believe that the growth in the adoption rates and increased enrollment in these new plan designs will be a key driver for our growth over the next several years. We also believe that employers and health plans will continue to seek ways of providing better services and interaction with their employees and plan members regarding their health and wellness, regardless of the type of health plan design.

We believe that our products provide the following benefits to employers:

•	improved health outcomes by providing targeted prevention and wellness information to at-risk employees;

•	more efficient utilization of healthcare services and benefit plans through a better understanding of treatment plans and options, and through access to information and decision-support applications;

•	improved compliance with benefit plans and clinical guidelines;

•	reduced provider costs and drug costs through better education and more informed decision-making in regard to utilization of healthcare services;

•	reduced cost of care by providing targeted health information and campaigns to their chronically ill employees and members;

•	reduced administration costs related to benefits administration, communication and benefits education to employees and plan members;

•	increased member and employee job satisfaction; and

•	assistance in identifying at risk employee populations through risk assessment tools which provide increased opportunities to prevent adverse and catastrophic medical conditions.

Customer Support and Client Services

We believe that delivering quality customer support and client services provides us with a significant opportunity to differentiate ourselves in the marketplace. We believe that a high level of customer support is critical to our overall ability to deliver solutions to our clients. We provide customer support in two categories: (i) professional services, which include implementation and knowledge management (or training) services, and (ii) technical support services. Additionally, we provide hosting services for all of our Benergy clients and some of our Health Management Platform clients.

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

Our competitors vary by market and type of service and are categorized as follows:

Health Content Providers

We compete with multiple providers of health content, including:

•	private portal and consumer health content providers such as WebMD Health Corp., Staywell Custom Communications (part of MediMedia USA), and Healthwise, Inc.;

•

public sector, government and non-profit organizations that provide healthcare information without advertising or commercial sponsorships such as the American Medical Association, the Mayo Clinic, the Department of Health and Human Services National Institutes of Health and the American Cancer Society, Inc.;

•	wellness and disease management providers, including Healthways, Inc., and SHPS, Inc.; and

•	health information service offerings of health plans and their affiliates such as United Healthcare Group, and Aetna.

Agency Management Providers

Zywave, Inc., Vertafore, Inc., and GBS, Inc.

Benefits Communication Portals

Enwisen, Vertafore, Inc. and ADP

Benefits Enrollment Portals

ADP, Benetrac, Inc. (now Paychex) and bswift

Human Resource Management Systems (HRMS) Providers (not pure competitors)

Oracle, Lawson, Ceridian, Ultimate Software, Inc. and Paychex

Consulting Firms

Towers Perrin, Hewitt and Watson Wyatt

Proprietary Rights and Licenses

We regard our software applications, publications and content assets as proprietary. We rely primarily on a combination of copyright, trademark and trade secret laws and employee and third-party nondisclosure agreements to protect our proprietary rights. We have obtained U.S. federal registrations of the trademarks and the logos for “A.D.A.M.” and the marks we acquired from Online Benefits Inc., (“OnlineBenefits”), including the service mark “Benergy”, as well as numerous other trademarks, which identify our products. We have also obtained registrations of the “A.D.A.M.” trademark in Australia, Austria, Belgium, The Netherlands, Luxembourg, Canada, Chile, China (People’s Republic), Denmark, France, Germany, India, Ireland, Italy, Malaysia, New Zealand, Portugal, South Africa, Sweden, Switzerland and Taiwan. We have acquired and are using a number of registered and unregistered trademarks to identify our products. We use the “A.D.A.M.” mark in Japan under license with Kataken Seiko K.K. We are also the owner of a number of domain name registrations.

We have applied for and/or obtained numerous U.S. copyright registrations for our software, publication and content products, including the Health Illustrated Encyclopedia, A.D.A.M. Interactive Anatomy, and Pregnancy Health Center. Additionally, we have obtained U.S. copyright registrations for the products we acquired from OnlineBenefits, including Benergy, Ready…Enroll, Real Value Statement and Benevents. We do not currently hold any patents or have any patent applications pending. There can be no assurance that these protections will be adequate to protect our intellectual property rights or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technologies. We further believe that due to the rapid pace of innovation within the multimedia and software industries, factors such as the technological and creative skills of our personnel and the quality of the content of our products are as important in establishing and maintaining a leadership position within the industry as the various legal protections for our technology.

We believe that our products, trademarks and other proprietary rights do not infringe upon the proprietary rights of third parties and to date no third party has filed an infringement claim against us. However, as the number of products in our industry increases and the functionality of these products overlap, content and software providers may become increasingly subject to infringement claims. There can be no assurance that third parties will not assert infringement claims against us in the future with respect to current or future products, trademarks or other works of A.D.A.M., or that any assertion will not require us to enter into royalty arrangements or result in costly litigation.

Employees

As of December 31, 2007, we had 112 employees, of which 45 were employed at our corporate headquarters in Atlanta and 30 in our location in Uniondale, New York. Of the total employees, 63 were engaged primarily in product and content development and customer and client services, 28 in sales and marketing and 21 in information technology, finance and administration.

Our employees are not covered by a collective bargaining agreement and we have experienced no work stoppages. We consider our employee relations to be good. We believe that our future growth and success will depend upon our ability to retain and continue to attract highly skilled and motivated personnel in all areas of our operations.

Acquisitions

In December 2001, we acquired Integrative Medicine Communications, Inc, a leading developer and licensor of health content in the complementary and alternative medicine field. The principal product, Access, is a comprehensive, Web-enabled database of medical conditions, and herbal and supplemental monographs, that are designed for use by consumers.

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

In August 2006, we acquired OnlineBenefits and its subsidiaries, a privately-held provider of web-based applications serving the benefits management needs of consumers, employers and group insurance brokers. Its consumer solutions include employee self-service portals for benefits administration, communication and enrollment and benefit broker administration and communication tools. We have included the results of these acquisitions in our consolidated financial statements from the date of acquisition.

Corporate Information

A.D.A.M., Inc. is a Georgia corporation that was incorporated in 1990. Our principal offices are located at 1600 RiverEdge Parkway Suite 100, Atlanta, Georgia 30328 and our telephone number is (770) 980-0888.

We make free of charge copies of materials we file, or furnish to, the Securities and Exchange Commission, or SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC. In addition to visiting our website, you may read and copy public reports we file with or furnish to the SEC at the SEC’s Public Reference Room at 100 F. Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet website that contains our reports, proxy and information statements, and other information that we file electronically with the SEC at www.sec.gov.

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

•	Our agency management services face competition from other agency management providers and consulting firms.

•	We must make significant investments in our products and market development in anticipation of future market opportunities and conditions. If we are unable to make these investments or we are unsuccessful in obtaining future revenues and customer relationships from these investments, then our future operating results could be affected.

•

We may be unable to successfully identify, acquire, manage or integrate other businesses or the business into our infrastructure. Our long-term growth strategy may include acquiring additional businesses with complementary products, technologies or professional services. We may not be successful in acquiring other complementary businesses or assimilating the acquisitions, their personnel and their operations. These difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations. Future acquisitions may also cause us to incur expenses such as in-process research and development expenses, or write-offs of goodwill and capitalized software development costs, which may negatively affect our earnings. We cannot be certain that we will successfully overcome these risks with respect to any future acquisitions. In addition, we have historically paid a portion of the consideration for some of our acquisitions by issuing common stock. The issuance of additional common stock or other securities convertible into common stock in connection with future acquisitions would dilute the ownership interests of our existing shareholders.

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

•

We do not currently hold any patents on our technology and do not have any patent applications pending. We rely primarily on a combination of copyright, trademark and trade secret laws and employee and third-party nondisclosure agreements to protect our proprietary rights. There can be no assurance that these protections will be adequate to protect our intellectual property rights or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technologies. Effectively policing against the unauthorized use of our technology is time consuming and costly, and we cannot assure you that the steps taken by us will prevent misappropriation of our technology. Our failure to adequately protect our intellectual property rights could harm our business by making it easier for others to duplicate our services.

•

As the number of products in our industry increases and the functionality of these products overlap, content providers may become increasingly subject to infringement claims. There can be no assurance that third parties will not assert infringement claims against us in the future with respect to current or future products, trademarks or other works of A.D.A.M. A claim of infringement against us, with or without merit, could be time consuming and expensive to litigate or settle, and could divert management’s attention from executing our business plan. An adverse determination against us could require us to enter into royalty arrangements or prevent us from offering our services.

•

We may be unable to attract new personnel or retain existing personnel, which would adversely affect the implementation of our overall business strategy. In order to promote the development of our target markets and retain our position in the marketplace, we will need to identify, attract and retain personnel with domain expertise in the functional areas of our business. Additionally, our success depends upon the continued services of our executive officers, particularly our Chief Executive Officer, and other members of our executive management team. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. We will compete with other companies both within and outside our markets for such employees and we may be unable to attract and retain these employees. If we do not succeed, we may be unable to fully implement our growth and market development strategies and our business could be impacted.

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

•

Our ability to attract new customers and increase revenue from existing customers will depend in large part on our ability to enhance and improve our existing information services and management solutions and to introduce new features and content. The success of any enhancement or new product depends on several factors, including timely completion, introduction and market acceptance. Any new feature or content that we develop or acquire may not be introduced in a timely or cost-effective manner and may not achieve the broad market acceptance necessary to generate significant revenue. If we are unable to successfully develop or acquire new features or content or to enhance our existing information services and management solutions to meet customer requirements, our business and operating results will be adversely affected.

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

•

We face potential risks and financial liabilities associated with obtaining and transmitting personal account information that includes social security numbers and individual health related information. Information may be accessed by outsiders by breaching our security systems or by inappropriate actions of our personnel. Our risks would include damage of our reputation, additional costs to address and remediate any problems encountered as well as litigation and potential financial penalties.

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

•

We must comply with Section 404 of the Sarbanes-Oxley Act which will require us to incur expenses associated with the development and testing of our internal controls. There can be no assurance that we will not have significant deficiencies or material weaknesses in our internal controls or that we will not encounter higher than anticipated disruptions and expenses associated with compliance that may adversely affect our earnings and our share price.

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

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price Information

Our common stock is traded on the Nasdaq Global Market (Nasdaq) under the symbol “ADAM.” As of March 17, 2008, there were 9,724,525 holders of record of the Company’s common stock.

The following table sets forth the high and low sales price of our common stock for each quarter during the last two years, as reported by Nasdaq:

	High	Low
Year Ended December 31, 2006
Quarter ended March 31, 2006	$11.67	$6.56
Quarter ended June 30, 2006	$7.88	$5.66
Quarter ended September 30, 2006	$7.25	$5.09
Quarter ended December 31, 2006	$7.90	$5.65

Year Ended December 31, 2007
Quarter ended March 31, 2007	$7.24	$5.75
Quarter ended June 30, 2007	$6.91	$6.06
Quarter ended September 30, 2007	$7.81	$6.54
Quarter ended December 31, 2007	$9.62	$7.51

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

Issuer Purchases of Equity Securities

We did not make any repurchases of our equity securities during the fourth quarter of 2007.

Stock Performance Graph

The graph below compares the cumulative 5-year total stockholder return on our company from December 31, 2002 through December 31, 2007, with the cumulative total returns of the Nasdaq Composite index and a Research Data Group (“RDG”) Internet Composite Index. The graph assumes that the value of the investment in our common stock, Nasdaq and the RDG index (including reinvestment of dividends) was $100 on December 31, 2002 and tracks it through December 31, 2007. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

The following performance graph and related information shall not be deemed “soliciting material” or be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference into such filing.

	12/03	12/04	12/05	12/06	12/07
A.D.A.M., Inc.	$433.33	$884.44	$1,791.11	$1,351.11	$1,860.00
NASDAQ Composite	$149.75	$164.64	$168.60	$187.83	$205.22
RDG Internet Composite	$142.03	$160.33	$156.82	$177.45	$206.14
RDG Technology Composite	$150.27	$153.63	$158.57	$173.85	$204.38

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data for the years ended December 31, 2007, 2006 and 2005, and as of December 31, 2007 and 2006, has been derived from the audited consolidated financial statements included elsewhere herein and should be read in conjunction with such consolidated financial statement and the accompanying notes. The selected financial data presented below for the years ended December 31, 2004 and 2003, and as of December 31, 2005, 2004 and 2003, has been derived from audited financial statements not included herein. The results of operations of prior periods are not necessarily indicative of results that may be expected for any other period. The following selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below and the consolidated financial statements and notes thereto included elsewhere in this Report.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues, net	$27,878	$16,505	$10,054	$8,433	$7,889
Gross profit	21,309	13,064	7,991	6,716	6,221
Operating income	4,763	3,132	1,289	1,539	562
Income tax benefit	1,510	—	5,500	—	—
Net income	3,939	2,548	7,062	1,621	608
Basic net income per share	$0.42	$0.30	$0.87	$0.21	$0.08
Weighted average number of common shares outstanding, basic	9,461	8,630	8,108	7,879	7,306
Diluted net income per share	$0.38	$0.25	$0.75	$0.19	$0.07
Weighted average number of common shares outstanding, diluted	10,442	10,074	9,468	8,742	8,169

	As of December 31,
	2007	2006	2005	2004	2003
	(In thousands)
BALANCE SHEET DATA:
Total assets	$59,970	$60,138	$21,880	$13,244	$10,496
Long-term debt	16,750	24,000	—	—	—
Total liabilities	30,423	36,669	4,736	4,395	2,976
Total shareholders’ equity	29,547	23,469	17,144	8,849	7,520
Working capital	1,228	3,084	8,576	4,266	3,415

	Year Ended December 31,
	2007	2006	2005	2004	2003
PERCENT OF REVENUE:
Gross profit	76.4%	79.2%	79.5%	79.6%	79.9%
Operating income	17.1%	19.0%	12.8%	18.2%	7.1%
Net income	14.1%	15.4%	70.2%	19.2%	7.7%

	Year Ended December 31,
	2007	2006	2005	2004	2003
NON-GAAP DISCLOSURE:
Net income, GAAP	$3,939	$2,548	$7,062	$1,621	$608
Stock-based compensation	758	136	644	—	—
Amortization of purchase intangibles	753	288	—	461	633
Severance	529	485	—	—	—
Income tax benefit	(1,510)	—	(5,500)	—	—

Net income, Adjusted Non-GAAP	4,469	3,457	2,206	2,082	1,241
Depreciation and amortization	1,174	872	893	690	760
Income tax expense	—	—	100	—	—
Interest expense (income)	2,330	584	(313)	(82)	(46)

EBITDA, Adjusted Non-GAAP	7,973	4,913	2,886	2,690	1,955

These non-GAAP operational measures, including adjusted net income and adjusted EBITDA are used by us as broad measures of financial performance that encompass our operating performance, cash, capital structure, investment management, and income tax planning effectiveness. These operational measures are used by management to report our financial results and forecasts to our board of directors, evaluate the operating performance of our company, manage and compare performance internally and externally against our peers and establish internal operating targets. These operational measures are not calculated in accordance with GAAP, and should be considered supplemental to, and not as a substitute for, or superior to, financial measures calculated in accordance with GAAP. These operational measures have limitations in that they do not reflect all of the costs or reductions to revenues associated with the operations of our business as determined in accordance with GAAP, primarily the effects of amortization of intangible assets, stock-based compensation, acquisition related expenses, restructuring charges and the income tax benefits from valuation of future tax loss carryforwards. In addition, these operational measures may not be comparable to non-GAAP financial measures reported by other companies. As a result, one should not consider these measures in isolation or as a substitute for analysis of our results as reported under GAAP. We compensate for these limitations by analyzing current and future results on a GAAP basis as well as a non-GAAP basis, prominently disclosing GAAP results and providing reconciliations from GAAP results to operational measures. The limitations in relying on our non-GAAP financial measures include the fact that the adjusted net income and adjusted EBITDA operational measures do not include the impact of stock-based compensation expense or the effects of amortization of intangible assets, acquisition related expenses and restructuring charges. We expect to continue to incur expenses similar to the non-GAAP adjustments described above, and the exclusion or inclusion of these items from our non-GAAP financial measures should not be construed as an inference that these costs are unusual or infrequent.

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

Overview

We provide high-quality health information services and benefits technology solutions to healthcare organizations, group insurance brokers, employers, consumers, and educational institutions. A.D.A.M. products help consumers to better understand their health and wellness, manage their personal benefits and health account finances, while helping organizations reduce the costs of healthcare and benefits administration. We also provide software applications for the education market that are designed to teach students gross anatomy and human physiology.

Our Health Management Platform which includes a rich library of interactive health content and interactive applications that can be used by a broad range of healthcare consumers—from those with low health literacy to those who play an active and ongoing role in their personal health management. Our health information can be used for learning about general health concerns, specific diseases, medical conditions and treatments, surgical procedures, drug information, specialty health subjects such as women’s health and children’s health, nutrition, alternative medicine and more. Our health applications, such as our Health Risk Assessments, allow consumers to learn more about their health by providing them with relevant feedback regarding their health condition to help in making better decisions.

Our Benergy Communications Platform, Benergy, is a system used to communicate to employees about employer provided benefits, assist employees in the selection and enrollment process, and then promote and facilitate the use of their benefit programs. Benergy provides employees a self-service access and enables employees to better understand their benefit choices and make informed decisions about selection of their health insurance and other employer sponsored benefit plans.

Our Agency Management System includes a product suite called Advisor Tools. Within the Advisor Tool suite, we have several products brokers use to help them manage their business and communicate with their employer clients. One of the principal products within the Advisor Tool suite is AgencyWare, a client relationship management system specific to brokerage firms. AgencyWare assists brokers in quoting and selling insurance, managing commissions, tracking client interactions and other critical functions central to their business. Another application, Client Community, is a communications tool that facilitates communications between the broker and the HR/benefits professional. Currently, Client Community is deployed to approximately 40,000 employers and prospective clients.

We sell our Health Management Platform primarily through multi-year licensing agreements to many different types of healthcare and health-related organizations including hospitals, health plans, system integrators, pharmaceutical companies, health-oriented Internet websites, healthcare technology companies and employers. Our health content solutions are used by our customers as part of their Web initiatives, imbedded in healthcare applications such as an electronic medical record or disease management applications, contained in a printed or CD-ROM format, or combined with other products that may be offered to a healthcare consumer.

We sell our Benergy and Broker Management Platforms primarily through annual licensing agreements with group insurance brokers. Our brokers pay us a minimum annual fee for a predetermined number of end user licenses to the Benergy system. We also offer additional products in addition to the base Benergy system, such as online enrollment, which often times is sold by us directly to the employer. The annual license agreements typically provide for a minimum monthly financial commitment and additional fees, if usage exceeds the minimum.

We sell our educational products, professional services and other services based on customer needs and each transaction is generally sold on an individual order basis, and revenue recognized as the product or service is delivered.

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

We derive revenues from the following sources: (1) electronically delivered software, which includes software license and postcontract customer support (PCS) revenue, (2) hosted software, which includes software license, hosting and PCS revenue, (3) professional services and (4) product sales. We recognize revenue when: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. When a contract includes multiple elements, such as software and services, the entire fee is allocated to each respective element based on vendor specific objective evidence of fair value, and recognized when the revenue criteria for each element is met.

Electronically delivered software, which includes software license and PCS revenue, is recognized in accordance with Statement of Position No. 97-2, “Software Revenue Recognition,” with the entire amount recognized ratably over the term of the license agreement.

Hosted software, which includes software license, hosting and PCS revenue, is recognized using GAAP principles for service revenue recognition as per Emerging Issues Task Force (EITF) Issue No. 00-3. The entire amount of revenue is recognized ratably over the term of the license agreement, which matches the service that is being provided.

Professional service revenues are generally recognized upon completion and acceptance by the customer. For revenue arrangements in which we sell through a reseller, we recognize revenue only after an agreement has been finalized between the customer and our authorized reseller and the content has been delivered to the customer by the reseller.

Product sales revenues are generally recognized at the time title passes to customers, distributors or resellers.

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

On January 1, 2006, we adopted SFAS No. 123R using the modified prospective application transition approach method. The adoption decreased our net income by $294,000 for the year ended December 31, 2006 compared to our previous method of accounting for share-based compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. In 2007 we recognized $758,000 in compensation expense that under Accounting Principles Board Opinion No. 25 would not have been recognized, because our options are granted at market value. We expect to incur approximately $873,000 of expense over a weighted average of 2.9 years for all unvested options outstanding at December 31, 2007.

Results of Operations

Year ended December 31, 2007 compared to year ended December 31, 2006

Revenues

	Year Ended December 31,		$ Change	% Change	2007 % of Revenue	2006 % of Revenue
	2007	2006
A.D.A.M., Inc. Consolidated
Licensing	$23,563	$13,818	$9,745	70.5%	84.5%	83.7%
Product	1,642	1,594	48	3.0%	5.9%	9.7%
Professional services and other	2,673	1,093	1,580	144.6%	9.6%	6.6%

Total Net Revenues	$27,878	$16,505	$11,373	68.9%	100.0%	100.0%

A.D.A.M. acquired OnlineBenefits on August 14, 2006 and, accordingly, the results of OnlineBenefits are included in the consolidated operating results subsequent to the acquisition. In order to facilitate the review of the year to year results, the table below shows the results of just the A.D.A.M. operating units and excludes the amounts reported by OnlineBenefits.

Results of A.D.A.M. operating units excluding OnlineBenefits

	Year Ended December 31,				2007 % of Revenue	2006 % of Revenue
	2007	2006	$ Change	% Change
A.D.A.M., Inc. excluding OnlineBenefits
Licensing	$10,111	$8,817	$1,294	14.7%	80.4%	79.7%
Product	1,642	1,594	48	3.0%	13.0%	14.4%
Professional services and other	828	650	178	27.4%	6.6%	5.9%

Total Net Revenues	$12,581	$11,061	$1,520	13.7%	100.0%	100.0%

Total net revenues increased 68.9%, or $11,373,000, to $27,878,000 in 2007 from $16,505,000 in 2006. Revenues from OnlineBenefits in 2007 accounted for $9,853,000 of the net increase. Excluding the results of OnlineBenefits, total revenue increased $1,520,000 or 13.7% from 2006 to 2007.

Licensing revenues increased 70.5%, or $9,745,000, to $23,563,000 in 2007 from $13,818,000 in 2006. Licensing revenues are derived from licensing our products primarily to healthcare organizations, technology companies, benefit brokers, employers, and internet customers. OnlineBenefits licensing revenue from benefit brokers and employers accounted for $8,451,000 of the total $9,745,000 increase in licensing revenue for 2007.

Excluding the results of OnlineBenefits, licensing revenue increased 14.7%, or $1,294,000, to $10,111,000, in 2007 from $8,817,000 in 2006. This growth was from increased revenue in internet, provider, and technology customers. The internet market increased $676,000 to $1,869,000, provider companies increased $279,000 to $4,172,000, and the technology market increased $153,000 to $720,000 in 2007. As a percent of total revenues, revenues from licensing were 80.4% in 2007 compared to 79.7% in 2006.

Revenues from product sales increased 3.0%, or $48,000, to $1,642,000 in 2007 from $1,594,000 in 2006. The product revenues consist primarily of product sales to the educational market. This increase in 2007 was attributable to an increase in average sale price. As a percent of total revenues, revenues from product sales were 5.9% in 2007 compared to 9.7% in 2006.

Professional services and other revenue are derived from products such as flexible spending account services, direct to consumer products, custom implementation services, and sales of nonrecurring products such as books, subscriptions, and images. The revenue growth of 144.6%, or $1,580,000, in 2007 was mainly attributable to the results of OnlineBenefits and its related administrative service provider business. The professional services and other revenues accounted for approximately 9.6% of total revenues for 2007 compared to 6.6% in 2006.

Operating Costs and Expenses

	Year Ended December 31,		$ Change	% Change	2007 % of Revenue	2006 % of Revenue
	2007	2006
A.D.A.M., Inc. Consolidated
Cost of revenues	$5,092	$2,490	$2,602	104.5%	18.3%	15.1%
Cost of revenues—amortization	1,477	951	526	55.3%	5.3%	5.8%
Product and content development	4,666	2,704	1,962	72.6%	16.7%	16.4%
Sales and marketing	6,026	2,903	3,123	107.6%	21.6%	17.6%
General and administrative	5,854	4,325	1,529	35.4%	21.0%	26.2%

Total Operating Cost and Expenses	$23,115	$13,373	$9,742	72.8%	82.9%	81.1%

Results of A.D.A.M. operating units excluding OnlineBenefits

	Year Ended December 31,		$ Change	% Change	2007 % of Revenue	2006 % of Revenue
	2007	2006
A.D.A.M., Inc. excluding OnlineBenefits
Cost of revenues	$1,077	$1,449	$(372)	(25.7)%	8.6%	13.1%
Cost of revenues—amortization	581	663	(82)	(12.4)%	4.6%	6.0%
Product and content development	2,633	1,518	1,115	73.5%	20.9%	13.7%
Sales and marketing	2,861	1,823	1,038	57.0%	22.7%	16.5%
General and administrative	4,329	3,402	927	27.2%	34.4%	30.8%

Total Operating Cost and Expenses	$11,481	$8,855	$2,626	29.7%	91.3%	80.1%

Cost of revenues increased 104.5%, or $2,602,000, to $5,092,000 in 2007 from $2,490,000 in 2006. Cost of revenues consists primarily of costs associated with royalties, distribution license fees, and personnel support for the benefit and agency management systems for our licensing products. This cost also includes product components, packaging and shipping costs related to our products and services revenue. OnlineBenefits’ cost of revenues, which included costs for support of our benefit and agency management systems, accounted for $4,015,000 of the total cost of revenue in 2007. Excluding the results of OnlineBenefits, cost of revenues decreased 25.7% or $372,000 in 2007 from 2006 due to a reduction in third party content license cost. As a percentage of revenue, cost of revenues was 8.6% in 2007, compared to 13.1% in 2006.

Cost of revenues—amortization increased 55.3%, or $526,000, to $1,477,000 in 2007 from $951,000 in 2006. Cost of revenues—amortization consists primarily of costs associated with amortization of capitalized customer list, software product, and content development costs. OnlineBenefits’ cost of revenues—amortization was $896,000 in 2007. Excluding the results of OnlineBenefits cost of revenues—amortization decreased $82,000, or 12.4% in 2007 from 2006. As a percent of total revenues, cost of revenues—amortization decreased to 4.6% in 2007 from 6.0% in 2006.

Product and content development costs increased 72.6%, or $1,962,000, to $4,666,000 in 2007 from $2,704,000 in 2006. OnlineBenefits incurred product and content development costs of $2,033,000 in 2007. The $1,962,000 increase was primarily attributable to the acquisition of OnlineBenefits. The increase attributable to OnlineBenefits product and development costs was $847,000. The remaining $1,115,000 increase is primarily attributable to a $395,000 increase in personnel related cost due to an increase in the number of employees, $479,000 of allocated support costs, and $214,000 of developed costs expensed versus capitalized for new product development. Excluding the results of OnlineBenefits, as a percent of total revenues, product and content development costs increased to 20.9% for 2007, compared to 13.7% in 2006.

Sales and marketing costs increased 107.6%, or $3,123,000, to $6,026,000 in 2007 from $2,903,000 in 2006. OnlineBenefits incurred sales and marketing costs of $3,165,000 in 2007. The $3,123,000 increase was primarily attributable to the acquisition of OnlineBenefits. The increase attributable to OnlineBenefits sales and marketing costs was $2,085,000. The remaining $1,038,000 increase is primarily attributable to a $413,000 increase from sales personnel salary costs, a $154,000 increase in recruiting and hiring costs, and a $315,000 increase in allocated support costs. Excluding the results of OnlineBenefits, as a percent of total revenues, sales and marketing costs increased to 22.7% for 2007, compared to 16.5% in 2006.

General and administrative expenses increased 35.4%, or $1,529,000, to $5,854,000 in 2007 from $4,325,000 in 2006. OnlineBenefits accounted for $1,525,000 of the total general and administrative expense in 2007. The increase attributable to OnlineBenefits general and administrative costs was $602,000. The remaining $927,000 increase is primarily attributable to a $622,000 increase in stock compensation expense, a $385,000 increase in salary related expense, a $392,000 increase related to Sarbanes-Oxley implementation and Board compensation fees, a $137,000 increase related to severance expense, and a $106,000 increase in travel related expenses related to OnlineBenefits. These increases were partially offset by a decrease of $794,000 of allocated support costs. Excluding the results of OnlineBenefits, as a percent of total revenues, product and content development costs decreased to 34.4% for 2007, compared to 30.8% in 2006.

Other Income (Expense)

Interest expense increased $1,463,000, to $2,565,000 in 2007 from $1,102,000 in 2006. This increase in interest expense was primarily related to the debt incurred to finance the acquisition of OnlineBenefits. Interest on the debt related to the acquisition was $2,144,000 in 2007. Amortization of financing fees related to the acquisition was $345,000 in 2007 and $140,000 in 2006.

Interest income decreased $283,000 to $235,000 in 2007 from $518,000 in 2006. This decrease was primarily due to the decrease in cash and short-term investments which were utilized for the acquisition of OnlineBenefits.

Income Tax Provision (Benefit)

For 2006, no provision was recorded for income taxes as we had sufficient net operating loss carryforwards to offset taxable income and we had no change to our deferred tax asset. (see Note 10 to the consolidated financial statements). At December 31, 2007 we reevaluated the deferred tax asset balance which resulted in an additional tax benefit recognized of $1,510,000.

Net Income

As a result of the above, we had net income of $3,939,000, or $0.42 per share (basic), for 2007, as compared to net income of $2,548,000, or $0.30 per share (basic), for 2006.

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

Results of A.D.A.M. operating units excluding OnlineBenefits

	Year Ended December 31,				2006 % of Revenue	2005 % of Revenue
	2006	2005	$ Change	% Change
A.D.A.M., Inc. excluding OnlineBenefits
Licensing	$8,817	$7,598	$1,219	16.0%	79.7%	75.6%
Product	1,594	1,737	(143)	(8.2)%	14.4%	17.3%
Professional services and other	650	719	(69)	(9.5)%	5.9%	7.1%

Total Net Revenues	$11,061	$10,054	$1,007	10.0%	100.0%	100.0%

Total net revenues increased 64.2%, or $6,451,000, to $16,505,000 in 2006 from $10,054,000 in 2005. Revenues from OnlineBenefits in 2006 accounted for $5,444,000 of the net increase. Excluding the results of OnlineBenefits, total revenue increased $1,007,000 or 10.0% from 2005 to 2006.

Licensing revenues increased 81.9%, or $6,220,000, to $13,818,000 in 2006 from $7,598,000 in 2005. OnlineBenefits licensing revenue from group insurance brokers and employers accounted for $5,001,000 of the total $6,220,000 increase in licensing revenue for 2006. Excluding the results of OnlineBenefits, licensing revenue increased 16.0%, or $1,219,000, to $8,817,000 in 2006 from $7,598,000 in 2005. This growth was from increased revenue in healthcare, technology and Internet customers. Healthcare increased $841,000 to $7,705,000, technology related companies increased $312,000 to $569,000, and the internet market increased $161,000 to $1,193,000 in 2006. Excluding the results of OnlineBenefits, as a percent of total revenues, revenues from licensing were 79.7% in 2006 compared to 75.6% in 2005.

Revenues from product sales decreased 8.2%, or $143,000, to $1,594,000 in 2006 from $1,737,000 in 2005. The product revenues consist primarily of product sales to the educational market. This decrease in 2006 was attributable to a high volume of sales in 2005, the result of a well received new product release of the A.D.A.M. Interactive Anatomy 4.0 the prior year. Excluding the results of OnlineBenefits, as a percent of total revenues, revenues from product sales were 14.4% in 2006 compared to 17.3% in 2005.

The professional services and other revenue growth of 52.0%, or $374,000, in 2006 was mainly attributable to the results of OnlineBenefits and its related administrative service provider business. Excluding the results of OnlineBenefits, the professional services and other revenues accounted for approximately 6% and 7% of total revenue for 2006 and 2005, respectively.

Operating Costs and Expenses

	Year Ended December 31,				2006 % of Revenue	2005 % of Revenue
	2006	2005	$ Change	% Change
A.D.A.M., Inc. Consolidated
Cost of revenues	$2,490	$1,354	$1,136	83.9%	15.1%	13.5%
Cost of revenues—amortization	951	709	242	34.1%	5.8%	7.1%
Product and content development	2,704	1,456	1,248	85.7%	16.4%	14.5%
Sales and marketing	2,903	1,965	938	47.7%	17.6%	19.5%
General and administrative	4,325	3,281	1,044	31.8%	26.2%	32.6%

Total Operating Cost and Expenses	$13,373	$8,765	$4,608	52.6%	81.1%	87.2%

Results of A.D.A.M. operating units excluding OnlineBenefits

	Year Ended December 31,				2006 % of Revenue	2005 % of Revenue
	2006	2005	$ Change	% Change
A.D.A.M., Inc. excluding OnlineBenefits
Cost of revenues	$1,449	$1,354	$95	7.0%	13.1%	13.5%
Cost of revenues—amortization	663	709	(46)	(6.5)%	6.0%	7.1%
Product and content development	1,518	1,456	62	4.3%	13.7%	14.5%
Sales and marketing	1,823	1,965	(142)	(7.2)%	16.5%	19.5%
General and administrative	3,402	3,281	121	3.7%	30.8%	32.6%

Total Operating Cost and Expenses	$8,855	$8,765	$90	1.0%	80.1%	87.2%

Cost of revenues increased 83.9%, or $1,136,000, to $2,490,000 in 2006 from $1,354,000 in 2005. OnlineBenefits’ cost of revenues, which included costs for support of our benefit and agency management systems, accounted for $1,041,000 of the total cost of revenue in 2006. Excluding the results of OnlineBenefits, cost of revenues increased 7.0% or $95,000 in 2006 from 2005. As a percentage of revenue, cost of revenues was 13.1% in 2006, compared to 13.5% in 2005.

Cost of revenues—amortization increased 34.1%, or $242,000, to $951,000 in 2006 from $709,000 in 2005. Cost of revenues—amortization consists primarily of costs associated with amortization of capitalized customer list, software product, and content development costs. OnlineBenefits’ cost of revenues—amortization was $288,000 in 2006. Excluding the results of OnlineBenefits cost of revenues—amortization decreased $46,000, or 6.5% in 2006 from 2005. As a percent of total revenues, cost of revenues—amortization decreased to 6.0% in 2006 from 7.1% in 2005.

Product and content development costs increased 85.7%, or $1,248,000, to $2,704,000 in 2006 from $1,456,000 in 2005. OnlineBenefits incurred product and content development costs of $1,186,000 in 2006. Excluding the results of OnlineBenefits, the $62,000 increase is primarily attributable to a $280,000 increase in personnel related cost associated with an increase in the number of employees in product, engineering, editorial, and client services areas and a $146,000 increase in consulting fees. As these employees worked on projects where the costs were capitalized, the net cost was reduced by $347,000 for the increased amount of software development costs capitalized. Excluding the results of OnlineBenefits, as a percent of total revenues, product and content development costs increased to 13.7% for 2006, compared to 14.5% in 2005.

Sales and marketing costs increased 47.7%, or $938,000, to $2,903,000 in 2006 from $1,965,000 in 2005. OnlineBenefits accounted for $1,081,000 of the total sales and marketing expense. Excluding the results of OnlineBenefits, the $142,000 decrease was primarily attributable to a $132,000 decrease in consulting and public relations fees and an $88,000 decrease in advertising and sales promotions. These decreases were partially offset by a $34,000 increase in sales salaries and a $36,000 increase in travel expense. Excluding the results of OnlineBenefits, as a percent of total revenues, sales and marketing costs increased to 16.5% for 2006, compared to 19.5% in 2005.

General and administrative expenses increased 31.8%, or $1,044,000, to $4,325,000 in 2006 from $3,281,000 in 2005. OnlineBenefits’ general and administrative expenses were $923,000 of this increase. Excluding the results of OnlineBenefits, the $121,000 increase is primarily attributable to a $392,000 cost related to severance paid to a former employee, a $145,000 increase in recruiting fees, a $65,000 increase in bad debt expense, a $28,000 increase in salary expenses and a $30,000 increase in consulting fees. These increases were partially offset by a $507,000 decrease in stock compensation expense and a $34,000 decrease in property and liability insurance expenses. Excluding the results of OnlineBenefits, as a percent of total revenues, product and content development costs decreased to 30.8% for 2006, compared to 32.6% in 2005.

Other Income (Expense)

Interest expense increased $1,066,000, to $1,102,000 in 2006 from $36,000 in 2005. This increase in interest expense was primarily related to the debt incurred to finance the acquisition of OnlineBenefits. Interest on the debt related to the acquisition was $884,000 in 2006. Amortization of financing fees related to the acquisition was $140,000 in 2006.

Interest income increased $169,000 to $518,000 in 2006 from $349,000 in 2005. This increase was primarily due to higher levels of investments during 2006 prior to the acquisition of OnlineBenefits in August 2006.

Income Tax Provision (Benefit)

For 2005, we realized a deferred income tax benefit of $5,500,000 due to the reversal of a portion of our deferred tax asset valuation allowance (see Note 10 to the consolidated financial statements). For 2006, no provision was recorded for income taxes as we had sufficient net operating loss carryforwards to offset taxable income and we had no change to our deferred tax asset.

Net Income

As a result of the above, we had net income of $2,548,000, or $0.30 per share (basic), for 2006, as compared to net income of $7,062,000, or $0.87 per share (basic), for 2005.

Liquidity and Capital Resources

As of December 31, 2007, we had cash and cash equivalents of $5,425,000 and working capital of $1,228,000. Our working capital is affected by the timing of each period end in relation to items such as payments received from customers, payments made to vendors, and internal payroll and billing cycles, as well as the seasonality within our business. Accordingly, our working capital, and its impact on cash flow from operations, can fluctuate materially from period to period.

Cash provided by operating activities increased to $5,839,000 during 2007 as compared to cash provided by operating activities of $3,325,000 during 2006. This $2,514,000 increase was due primarily to an increase in net income (net of noncash related add-backs such as depreciation and amortization and stock-based compensation expense) of $1,391,000, additional cash provided by deferred revenue of $2,009,000, and a decrease in prepaids and other assets of $970,000. These decreases were partially offset by an increase in accounts receivable of $841,000 and a decrease in accounts payable and accrued liabilities of $662,000, related to payments of accrued interest.

Cash provided by investing activities was $239,000 during 2007 as compared to cash used in investing activities of $24,392,000 during 2006, an increase of $24,631,000. This increase in cash inflow was primarily due to the August 2006 acquisition of OnlineBenefits of $29,128,000 and the January 2007 change in Restricted Cash related to the payment of the OnlineBenefits note payable of $2,148,000. This increase was partially offset by a decrease in proceeds from proceeds and purchase of short term investments of $6,744,000.

Cash used in financing activities was $5,099,000 during 2007 as compared to cash provided by financing activities of $24,213,000 during 2006. The $29,312,000 decrease in cash inflow was primarily due to the absence of proceeds from the note related to the acquisition of OnlineBenefits of $25,000,000, the payment of the OnlineBenefits note payable of $1,500,000, and the early payment of long-term debt of $5,000,000. These payments were partially offset by $913,000 of proceeds from the exercise of common stock options and the absence of financing fee recorded in 2006 related to the OnlineBenefits acquisition of $1,339,000.

We also use working capital to finance ongoing operations, fund the development and introduction of new business strategies and internally developed software, acquire complementary businesses and acquire capital equipment.

Commitments and Other Contractual Obligations

We have entered into certain agreements to license content for our services from various unrelated third parties. We also have contractual obligations at December 31, 2007 relating to real estate, capital and operating lease arrangements.

Total payments due under long-term debt, license payments, real estate, operating and capital leases are listed below:

Year	Long-term Debt	License Agreements	Real Estate Leases	Other Operating Leases	Capital Leases	Total
One year or less	$3,250	$98	$1,595	$72	$120	$5,135
Two to three years	10,250		2,995	73	75	13,393
Four to five years	6,500		784	5	19	7,308

Total	$20,000	$98	$5,374	$150	$214	$25,836

We believe our cash resources from cash, short-term investments, a $2,000,000 revolving credit line with our lender, together with anticipated cash flows from operations, will be sufficient to meet our working capital needs for the next twelve months. However, we may be required to raise additional funds in order to accelerate development of new and existing services and products, to respond to competitive pressures or to possibly acquire complementary products, businesses or technologies. There can be no assurance that any required additional financing will be available on terms favorable to us, or at all. If additional funds are raised by the issuance of equity securities, our shareholders would experience dilution of their ownership interest and these securities may have rights senior to those of the holders of the common stock. If additional funds are raised by the issuance of debt securities, we may be subject to certain limitations on our operations, including limitations on the payment of dividends. If adequate funds are not available or not available on acceptable terms, we may be unable to take advantage of acquisition opportunities, develop or enhance services and products or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Recent Accounting Pronouncements

For information with respect to new accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 1 of the Notes to Consolidated Financial Statements.

Income Taxes

We adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”) on January 1, 2007. This standard prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. We recognized tax benefits from all tax positions we have taken, and there has been no material adjustment to any carryforwards, NOL or R&D credits, as a result of the implementation of FIN 48. Therefore, there are no material unrecognized tax benefits and related FIN 48 tax liabilities at December 31, 2007. In addition, future changes in the unrecognized tax benefits will likely have no impact on our effective tax rate due to the existence of the valuation allowance.

As of December 31, 2007, we have no accrual requirement for interest or penalties related to uncertain tax positions since the tax benefits have not been included in prior income tax return filings. Accrued interest relating to uncertain tax positions would be recorded as interest expense and penalties related to uncertain tax positions would be recorded as general and administrative expenses.

The tax years 2004 to 2007 remain open to examination by the major taxing jurisdictions to which we are subject. Additionally, upon inclusion of the NOL and R&D credit carryforward tax benefits in future tax returns, the related tax benefit for the period in which the benefit arose may be subject to examination.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not have operations of a material nature that are subject to risks of foreign currency fluctuations, nor do we use derivative financial instruments in our operations or investment portfolio. Our exposure to risk and related changes in interest rates relates primarily to our investment portfolio and our variable rate debt. As of December 31, 2007, we had $5,425,000 of cash, $2,809,000 of short-term investments and $46,000 in restricted cash. Due to the short-term nature of our investment portfolio, we believe that even a sudden 10% change in interest rates would not have a material effect on the value of the portfolio. The average yield on our cash and cash equivalents at December 31, 2007 was approximately 3.9%. The impact on our future interest income depends largely on the gross amount of our investment portfolio. We do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates.

As of December 31, 2007, we had a total of $20,000,000 in variable rate debt at differing interest rates tied to Libor. If the interest rates on our existing variable rate debt were to increase by 10% over the next twelve months, we would incur $2,000,000 of additional interest expense over a 12-month period and would potentially be in default of the long-term debt covenants.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements, including notes thereto, and the report of independent registered public accounting firm are filed as Exhibit 99.1 to this Report and incorporated herein by reference.

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2007 and 2006
Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2007, 2006 and 2005
Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005
Notes to Consolidated Financial Statements

Quarterly Financial Information

The table below presents certain unaudited quarterly statements of operations data for each of the eight quarters beginning January 1, 2006 and ending December 31, 2007. Such information, in the opinion of management, includes all adjustments necessary for a fair presentation of that information. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future quarter. Certain reclassifications have been made to 2007 quarterly information related to gross profit and operating income. We reclassified sales related expenses from cost of revenues to sales and marketing in the amount of $137,000 for first quarter, $204,000 for second quarter, and $196,000 for third quarter.

In fourth quarter we had significant adjustments to the financial statements. A severance accrual was recorded in the amount of $529,000 and a deferred tax benefit was recorded for $1,510,000.

	2007 Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Revenues, net	$6,546	$7,024	$6,676	$7,633
Gross profit	5,037	5,191	5,405	5,676
Operating income	1,151	1,437	1,345	831
Net income	466	861	788	1,824
Earnings per share, basic	$0.05	$0.09	$0.08	$0.19
Earnings per share, diluted	$0.04	$0.08	$0.07	$0.17

	2006 Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Revenues, net	$2,482	$2,715	$4,473	$6,835
Gross profit	1,993	2,206	3,629	5,236
Operating income	601	800	680	1,051
Net income	728	951	486	383
Earnings per share, basic	$0.09	$0.11	$0.06	$0.04
Earnings per share, diluted	$0.07	$0.10	$0.05	$0.04

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2007, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Management’s report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2007. Management reviewed the results of their assessment with our Audit Committee. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B.	OTHER INFORMATION

None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to our proxy statement for our 2008 Annual Meeting of Shareholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to our proxy statement for our 2008 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to our proxy statement for our 2008 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to our proxy statement for our 2008 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to our proxy statement for our 2008 Annual Meeting of Shareholders.

PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report:

(1) Index to Consolidated Financial Statements

(2) Financial Statement Schedules

Schedule II. Valuation and Qualifying Accounts

The following table shows an analysis of each valuation and qualifying account for years ended December 31, 2007, 2006, and 2005.

	Balance at Beginning of Year	Additions and Deductions Charged to Expense	Additions Acquired	Deductions	Balance at End of Year
Year ended December 31, 2007
Allowance for doubtful accounts	$279,753	$311,897	$—	$(167,274)	$424,376
Allowance for deferred tax asset	$17,953,000	$(2,536,000)	$506,000	$(2,129,000)	$13,794,000
Year ended December 31, 2006
Allowance for doubtful accounts	$141,912	$54,111	$109,616	$(25,886)	$279,753
Allowance for sales returns and allowances	$5,308	$—	$—	$(5,308)	$—
Allowance for deferred tax asset	$9,976,000	$451,000	$8,005,000	$(479,000)	$17,953,000
Year ended December 31, 2005
Allowance for doubtful accounts	$24,671	$122,128	$—	$(4,887)	$141,912
Allowance for sales returns and allowances	$78,388	$—	$—	$(73,080)	$5,308
Allowance for deferred tax asset	$15,656,000	$316,000	$—	$(5,996,000)	$9,976,000

(3) Exhibits

EXHIBIT INDEX

The following exhibits are filed as part of, or are incorporated by reference into, this report on Form 10-K:

Exhibit No.	Description
3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8, File No. 333-140926, dated February 27, 2007)

3.3	By-Laws (incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 33-96864, dated September 12, 1995, as amended)

10.1	Amended and Restated 1992 Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 33-96864, dated September 12, 1995, as amended)

10.2	401(k) Adoption Agreement and Trust (incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 33-96864, dated September 12, 1995, as amended)

10.3	Second Amended and Restated Employment Agreement between the Company and Robert S. Cramer (incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005)

10.3.1	Amendment to the Second Amended and Restated Employment Agreement between the Company and Robert S. Cramer (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005)

10.3.2	Second Amendment to Second Amended and Restated Employment Agreement between the Company and Robert S. Cramer (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005)

10.4	Employment Agreement between the Company and Kevin S. Noland, dated December 21, 2001 (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001)

10.4.1	First Amendment to Employment Agreement between the Company and Kevin S. Noland (incorporated by reference to Exhibit 10.2 of the Form 8-K filed by the Company on March 18, 2005)

10.4.2	Modification to Compensation Arrangements with Kevin S. Noland (incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005)

10.4.3	Second Amendment to Employment Agreement between the Company and Kevin S. Noland (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005)

10.4.4	Third Amendment to Employment Agreement between the Company and Kevin S. Noland (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005)

10.5	Bridge Note and Warrant Purchase Agreement between Union Street Partners, L.P and Robert S. Cramer, Jr. and the Company dated December 31, 1999 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.6	Registration Rights Agreement between Union Street Partners, L.P and Robert S. Cramer, Jr. and the Company dated December 31, 1999 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.7	Common Stock Purchase Agreement dated May 22, 2003 between the Company and Fusion Capital Fund II, LLC (incorporated by reference to the Company’s Registration Statement of Form S-3, File No. 333-45294, dated September 7, 2000, as amended)

Exhibit No.	Description
10.8	2002 Stock Incentive Plan (incorporated by reference to the Company’s definitive proxy statement filed on May 24, 2002 in connection with its 2002 Annual Meeting of Shareholders)

10.9	Agreement and Plan of Merger dated August 14, 2006 by and among A.D.A.M., Inc., ADAM Merger Sub, Inc. and Online Benefits, Inc. (incorporated by reference to Exhibit 2.1 of the Form 8-K filed by the Company on August 16, 2006)

10.10	Credit Agreement dated August 14, 2006 by and among A.D.A.M., Inc.; Integrative Medicine Communications, Inc., Nidus Information Services, Inc., Online Benefits, Inc., Benergy Outsourcing Strategies, Inc., and Captiva Software, Inc., the financial institutions from time to time parties thereto, and Capital Source Finance LLC (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by the Company on August 16, 2006)

10.11	Conversion and Registration Rights Agreement dated as of August 14, 2006 by and between A.D.A.M., Inc. and Capital Source Finance LLC (incorporated by reference to Exhibit 10.2 of the Form 8-K filed by the Company on August 16, 2006)

10.12	Employment Agreement between the Company and Mark B. Adams, dated April 10, 2006 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007)

10.13	First Amendment to Credit Agreement dated March 20, 2007 between A.D.A.M., Inc.; Online Benefits, Inc.; the financial institutions from time to time party to the Credit Agreement, as lenders thereunder; and CapitalSource Finance LLC (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by the Company on March 23, 2007).

10.14	First Amendment to Credit Agreement dated September 19, 2007 by and among A.D.A.M., Inc.; Integrative Medicine Communications, Inc., Nidus Information Services, Inc., Online Benefits, Inc., Benergy Outsourcing Strategies, Inc., and Captiva Software, Inc., the financial institutions from time to time parties thereto, and Capital Source Finance LLC (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by the Company on August 16, 2006)

14.1	Code of Ethics for Senior Officers (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

21.1	Subsidiaries of the Company (filed herewith)

23.1	Consent of Independent Registered Public Accounting Firm—Tauber & Balser, P.C. (filed herewith)

23.2	Consent of Berenson LLP (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

99.1	Financial Statements (filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 17, 2008	A.D.A.M., INC. (Registrant)

	By	/s/ KEVIN S. NOLAND
Kevin S. Noland President and Chief Executive Officer (principal executive officer)

Date: March 17, 2008	A.D.A.M., INC. (Registrant)

	By	/s/ MARK B. ADAMS
Mark B. Adams Chief Financial Officer and Corporate Secretary (principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on March 17, 2008.

Signature	Title

/s/ KEVIN S. NOLAND Kevin S. Noland	President and Chief Executive Officer

/s/ MARK B. ADAMS Mark B. Adams	Chief Financial Officer and Corporate Secretary

/s/ ROBERT S. CRAMER, JR. Robert S. Cramer, Jr.	Chairman of the Board of Directors

/s/ CLAY SCARBOROUGH Clay Scarborough	Director

/s/ DANIEL S. HOWE Daniel S. Howe	Director

/s/ MARK KISHEL, M.D. Mark Kishel, M.D.	Director