Form 10-Q
period 2008-03-31
ADAM INC
filed 2008-05-14
CIK 863650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    YES  ☐    NO  ☒

As of May 9, 2008, there were 9,782,075 shares of the Registrant’s common stock, par value $.01 per share, outstanding.

A.D.A.M., Inc.

Form 10-Q for the Quarter Ended March 31, 2008

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

A.D.A.M., Inc.

Consolidated Balance Sheets

(In thousands, except share data)

	March 31, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$3,534	$5,425
Investments, short term	—	2,809
Accounts receivable, net of allowances of $369 and $424, respectively	3,422	3,940
Restricted cash	46	46
Inventories, net	64	65
Prepaids and other assets	906	839
Deferred income tax asset	793	793

Total current assets	8,765	13,917
Property and equipment, net	751	801
Intangible assets, net	10,145	9,953
Goodwill	27,472	27,468
Other assets	152	152
Deferred financing costs, net	715	852
Deferred income tax asset	6,827	6,827

Total assets	$54,827	$59,970

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$2,694	$3,658
Deferred revenue	5,523	5,676
Current portion of long-term debt	4,500	3,250
Current portion of capital lease obligations	95	105

Total current liabilities	12,812	12,689
Capital lease obligations, net of current portion	66	85
Other liabilities	815	899
Long-term debt, net of current portion	10,500	16,750

Total liabilities	24,193	30,423

Shareholders’ equity
Common stock, $.01 par value; 20,000,000 shares authorized; 10,014,834 shares issued and 9,745,075 shares outstanding at 3/31/2008 and 9,958,617 shares issued and 9,688,858 shares outstanding at 12/31/2007	100	100
Treasury stock, at cost, 269,759 shares	(1,088)	(1,088)
Additional paid-in capital	56,780	56,406
Unrealized loss on investments	—	(166)
Accumulated deficit	(25,158)	(25,705)

Total shareholders’ equity	30,634	29,547

Total liabilities and shareholders’ equity	$54,827	$59,970

The accompanying notes are an integral part of these consolidated financial statements.

A.D.A.M., Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenues, net:
Licensing	$6,429	$5,699
Product	241	374
Professional services and other	453	473

Total revenues, net	7,123	6,546

Cost of revenues:
Cost of revenues	946	1,194
Cost of revenues – amortization	482	315

Total cost of revenues	1,428	1,509

Gross profit	5,695	5,037

Operating expenses:
Product and content development	991	1,157
Sales and marketing	2,118	1,259
General and administrative	1,295	1,470

Total operating expenses	4,404	3,886

Operating income	1,291	1,151
Interest expense	472	693
Interest income	(24)	(12)
Loss on the sale of investments	296	—
Loss on the sale of assets	—	4

Income before income taxes	547	466
Income tax expense	—	—

Net income	$547	$466

Basic net income per common share	$0.06	$0.05

Basic weighted average number of common shares outstanding	9,715	9,389

Diluted net income per common share	$0.05	$0.04

Diluted weighted average number of common shares outstanding	10,728	10,654

The accompanying notes are an integral part of these consolidated financial statements.

A.D.A.M., Inc.

Consolidated Statement of Changes in Shareholders’ Equity

(In thousands, except share data)

(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2007	9,958,617	$100	(269,759)	$(1,088)	$56,406	$(166)	$(25,705)	$29,547
Comprehensive income:
Net income	—	—	—	—	—	—	547	547
Unrealized loss on investments	—	—	—	—	—	166	—	166

Total comprehensive income								713

Stock-based compensation expense	—	—	—	—	144	—	—	144
Exercise of common stock options	56,217	—	—	—	230	—	—	230

Balance at March 31, 2008	10,014,834	$100	(269,759)	$(1,088)	$56,780	$—	$(25,158)	$30,634

The accompanying notes are an integral part of these consolidated financial statements.

A.D.A.M., Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities
Net income	$547	$466
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	592	423
Deferred financing cost amortization	137	96
Loss on sale of assets	—	4
Loss on sale of investments	296	—
Stock-based compensation expense	144	282
Changes in assets and liabilities:
Accounts receivable	518	(562)
Inventories	1	5
Prepaids and other assets	(67)	158
Accounts payable and accrued liabilities	(964)	(1,286)
Deferred revenue	(153)	606
Other liabilities	(84)	(77)

Net cash provided by operating activities	967	115

Cash flows from investing activities
Purchases of property and equipment	(59)	(91)
Proceeds from sale of property and equipment	—	7
Additional cost of previous acquisition	(4)	—
Net change in restricted cash	—	2,148
Software product and content development costs	(675)	(212)
Proceeds from sale of investments	2,716	—
Purchase of investments	(37)	(43)

Net cash provided by investing activities	1,941	1,809

Cash flows from financing activities
Payment on note payable	—	(1,500)
Payment on long term debt	(5,000)	(2,000)
Proceeds from exercise of common stock options	230	19
Repayments on capital leases	(29)	(35)

Net cash used in financing activities	(4,799)	(3,516)

Decrease in cash and cash equivalents	(1,891)	(1,592)
Cash and cash equivalents, beginning of period	5,425	4,446

Cash and cash equivalents, end of period	$3,534	$2,854

Interest paid	$416	$1,180

The accompanying notes are an integral part of these consolidated financial statements.

A.D.A.M., Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2008

1. BUSINESS AND BASIS OF PRESENTATION

Business

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the general instructions to Form 10-Q. Accordingly, certain information and footnotes required by GAAP for complete financial statements may be condensed or omitted. These interim financial statements should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Certain amounts previously reported have been reclassified for comparative purposes to conform with current period presentation.

Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or any future period.

Net income per common share

Net income per share is computed in accordance with SFAS No. 128, “Earnings Per Share.” Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding for each period. Diluted net income per share is based upon the addition of the effect of common stock equivalents (stock options and convertible debt) to the denominator of the basic net income per share calculation using the treasury stock method, if their effect is dilutive. The computation of net income per share for the three months ended March 31, 2008 and 2007 is as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2008	2007
Net income	$547	$466

Weighted average common shares outstanding – basic	9,715	9,389
Weighted average common share equivalents	1,013	1,265

Weighted average common shares outstanding – diluted	10,728	10,654
Net income per share:
Basic	$0.06	$0.05
Diluted	$0.05	$0.04

Anti-dilutive stock options and convertible debt outstanding	1,318	1,225

Reclassifications

Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year presentation. In addition, we reclassified $1,936,000 from cash and cash equivalents to short-term investments at December 31, 2006. As a result cash used in investing activities decreased by $910,000 for the three months ended March 31, 2007 from the amount originally reported, and the cash balances on the statement of cash flows were revised accordingly.

2. Debt and Restricted Cash

Long-term debt

In conjunction with the acquisition of Online Benefits, Inc. (“OnlineBenefits”), we entered into a credit agreement (“Credit Agreement”) with Capital Source Finance LLC (“Lender”). The Credit Agreement, with related balances at March 31, 2008, is summarized below (numbers in column are in thousands):

$2,000,000 revolver with Lender—principal repayable in full in August 2011; interest at LIBOR plus 4% (7.10% at 3/31/08) or the prime rate plus 2.75%, payable quarterly in arrears; revolver unused facility fee of 0.5% per annum of the average daily balance of the unused portion, payable monthly in arrears	$—
$20,000,000 term loan with Lender—principal repayable in quarterly installments of varying amounts ($1,000,000 from June 2008 through September 2008, $1,250,000 from December 2008 through September 2010, and $1,500,000 from December 2010 through June 2011), interest same as revolver (7.10% at 3/31/08); prepayment premium of either 2% (prior to first anniversary) or 1% (between first and second anniversary) of prepaid amount	10,000
$5,000,000 convertible note with Lender—principal repayable in full in August 2011; interest at LIBOR plus 2.5% (7.10% at 3/31/08) or the prime rate plus 1.25%, payable quarterly in arrears; prepayment premium same as term loan; all or any portion of the principal balance is convertible at the option of the Lender into common stock of A.D.A.M. at a conversion price per share as defined in the agreement	5,000

$15,000

In connection with the Credit Agreement, we entered into a Conversion and Registration Rights Agreement dated as of August 14, 2006, which specifies terms applicable to the conversion of the convertible note and provides the Lender with certain registration rights with respect to the shares issuable on conversion of the convertible note.

In addition to the above terms, there is a provision for a prepayment of 50% of excess cash flow, as defined in the Credit Agreement. The Credit Agreement is secured by (i) a first lien on all existing and future tangible and intangible assets and personal property and equity stock of A.D.A.M. and any existing and future subsidiaries, and (ii) a pledge of 100% of our subsidiaries’ capital stock. There are customary financial covenants for earnings as well as ratios related to total debt to earnings, debt and interest due to earnings, interest to earnings, and capital expenditures, as defined in the Credit Agreement. Our credit facility generally prohibits us from paying dividends on our common stock.

The deferred financing fees related to this debt were a gross amount of $1,340,000 with an accumulated amortization of $625,000 and $488,000 at March 31, 2008 and December 31, 2007, respectively.

3. Investments

Short-term investments at December 31, 2007 included the following (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Mutual Funds
—AIM Floating Fund	$2,975	$385	$(551)	$2,809

Investments are recorded at fair value based on current market prices and are classified as available-for-sale. Changes in the fair value are included in the equity section of our balance sheet and reported in our Consolidated Statement of Changes in Shareholders’ Equity.

4. Intangible Assets

Intangible assets are summarized as follows (in thousands):

	Estimated amortizable lives (years)	March 31, 2008	December 31, 2007
Intangible assets:
Capitalized software products and content to be sold, leased or otherwise marketed	2 – 3	$6,577	$5,903
Software developed for internal use	3	339	339
Purchased intellectual content	3	1,431	1,431
Purchased customer contracts	2	333	333
Purchased customer relationships	15	8,800	8,800

Intangible assets, gross		17,480	16,806

Accumulated amortization:
Capitalized software products and content to be sold, leased or otherwise marketed		(4,275)	(3,966)
Software developed for internal use		(339)	(312)
Purchased intellectual content		(1,431)	(1,431)
Purchased customer contracts		(333)	(333)
Purchased customer relationships		(957)	(811)

Accumulated amortization		(7,335)	(6,853)

Intangible assets, net		$10,145	$9,953

Amortization expense for the three months ended March 31, 2008 and 2007 was $482,000 and $315,000, respectively.

5. Income Taxes

For the three months ended March 31, 2008, we recorded an income tax provision of $208,000, or 38% (our estimated effective tax rate) of our pretax income. Additionally, we performed our quarterly evaluation of the deferred tax asset and the related valuation allowance as of March 31, 2008. Based on our analysis for the three months ended March 31, 2008, we reduced the valuation allowance by $208,000. These two transactions fully offset one another and therefore our income tax provision was $0 for the three months ended March 31, 2008. The March 31, 2008 deferred tax asset balance of $7,620,000 also remained unchanged from December 31, 2007. As a result of realizing this additional $208,000 of our deferred tax asset, we reduced the related valuation allowance to $13,586,000 at March 31, 2008 from $13,794,000 at December 31, 2007.

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

In 2007 and 2005 we recognized an income tax benefit of $1,510,000 and $5,500,000 respectively, as a result of an adjustment to the deferred tax asset and related valuation allowance based on its analysis of realizability as described above. At March 31, 2008, we had NOL and R&D credit carryforwards available for tax purposes of approximately $57,540,000 and $1,020,000, respectively, which will expire on December 31 in years 2008 through 2022 and 2008 through 2023, respectively. Approximately $10,090,000 of NOL carryforwards was acquired as a result of the acquisition of Integrated Medicine Corp. (“IMC”) in December of 2001. We also acquired $29,510,000 of NOL carryforwards as a result of the acquisition of OnlineBenefits in August 2006. Internal Revenue Code (“IRC”) Section 382 limits the utilization of NOL carryforwards when a change in ownership, as defined by the Internal Revenue Service, occurs. The acquisitions of IMC and OnlineBenefits resulted in ownership change within the meaning of IRC Section 382. The total annual IRC Section 382 limitation is approximately $60,000 for IMC and $1,470,000 for OnlineBenefits. Of the total $10,090,000 of NOLs acquired from IMC, the pre-change NOLs estimated to be available for use after the application of the IRC Section 382 limitation is approximately $1,260,000. Of the total $29,510,000 NOLs acquired from OnlineBenefits, the NOLs estimated to be available for use after the application of the IRC Section 382 limitation is approximately $26,300,000.

We adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” on January 1, 2007. Tax benefits from all tax positions taken were recognized, and there has been no material adjustment to any carryforwards NOL or R&D credits as a result of the implementation of FIN 48. Therefore, there are no material unrecognized tax benefits and related FIN 48 tax liabilities at March 31, 2008. In addition, future changes in the unrecognized tax benefits will likely have no impact on the effective tax rate due to the existence of the valuation allowance.

As of March 31, 2008, there is no accrual for interest or penalties related to uncertain tax positions since the tax benefits have not been included in prior income tax return filings. Accrued interest relating to uncertain tax positions would be recorded as a component of interest expense and penalties related to uncertain tax positions would be recorded as a component of general and administrative expenses.

The tax years 2004 to 2007 remain open to examination by the major taxing jurisdictions to which we are subject. Additionally, upon inclusion of the NOL and R&D credit carry forward tax benefits in future tax returns, the related tax benefit for the period in which the benefit arose may be subject to examination.

6. Stock-based Compensation

In accordance with SFAS 123(R), we recorded $144,000 and $234,000 of stock-based compensation expense for the three months ended March 31, 2008 and 2007, respectively, related to employee stock options, not including variable options. If these options continued to be accounted for under APB 25 there would be no such expense recorded. We expect to incur approximately $986,000 of expense over a weighted average of 2.8 years for all unvested options outstanding at March 31, 2008.

We used the Black-Scholes method (which models the value over time of financial instruments) to estimate the fair value at grant date of the options. The Black-Scholes method uses several assumptions to value an option. The following assumptions were used:

•	Expected Dividend Yield—because we do not currently pay dividends, the expected dividend yield is zero;

•	Expected Volatility in Stock Price—reflects the historical change in our stock price over the expected term of the stock option;

•	Risk-free Interest Rate—reflects the average rate on a United States Treasury bond with maturity equal to the expected term of the option; and

•	Expected Life of Stock Awards—reflects the simplified method to calculate an expected life based on the midpoint between the vesting date and the end of the contractual term of the stock award.

The weighted-average assumptions used in the option pricing model for stock option grants were as follows:

Three Months Ended March 31,	2008	2007
Expected Dividend Yield	—	—
Expected Volatility in Stock Price	44.49%	53.08%
Risk-Free Interest Rate	2.03%	4.76%
Expected Life of Stock Awards – Years	3.40	2.25
Weighted Average Fair Value at Grant Date	$2.81	$3.46

In 2002, our Board of Directors and shareholders approved the 2002 Stock Incentive Plan, under which 1,500,000 shares of common stock were reserved pursuant to the grant of incentive or non-qualified stock options to full-time employees and key persons. Under this plan, a number of additional shares are reserved annually. This number is 3% of the number of shares of stock outstanding on January 1 of each year, not to exceed 250,000 shares annually. Options are granted at an exercise price as determined by our Board of Directors, which may not be less than the fair market value of our common stock at the date of the grant, and the options generally vest ratably over a three-year period. Options granted under this plan generally expire ten years from the date of grant.

The following table summarizes stock option activity for the three months ended March 31, 2008:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2007	2,744,325	$4.45
Granted	244,320	$7.21
Exercised	(56,217)	$4.14
Canceled or expired	(102,134)	$5.76

Outstanding at March 31, 2008	2,830,294	$5.11

Exercisable at March 31, 2008	2,135,825	$4.68

As of March 31, 2008 and December 31, 2007 there were 2,135,825 and 2,172,492 options exercisable, respectively. During the three months ending March 31, 2008, the aggregate intrinsic value of those options exercised was $172,000. As of March 31, 2008, the aggregate intrinsic value of options exercisable was $6,223,000. Aggregate intrinsic value was calculated by multiplying the number of options times the amount by which our market price at March 31, 2008 exceeded the strike price for each option. The market price at March 31, 2008 was $6.95.

7. Related Party Transactions

Investment and Sublease with BeBetter Networks, Inc.

At March 31, 2008 and December 31, 2007, we had a 2% investment in BeBetter Networks, Inc. (“BeBetter”). As of March 31, 2008 and December 31, 2007, our Chairman of the Board of Directors held an approximate 2% voting interest in BeBetter. We account for the investment under the cost method as we have less than a 20% ownership and do not exercise significant influence over the investee.

At March 31, 2008 and December 31, 2007, the carrying value of our investment in BeBetter was $0. We have no plans to make additional investments in BeBetter in the future.

Investment and Sublease with ThePort Network, Inc.

At March 31, 2008 and December 31, 2007, we held an approximate 29% voting interest in ThePort Network, Inc. (“ThePort”). The Chairman of the Board of Directors, who also currently serves as the Chairman of the Board of Directors of ThePort, held an approximate 9% voting interest in ThePort at March 31, 2008 and December 31, 2007, and held a convertible note from ThePort in the amount of approximately $3,574,000 at March 31, 2008 and December 31, 2007. Two of the other directors of the Company also own equity interests in ThePort. The investment is being accounted for under the equity method.

At March 31, 2008 and December 31, 2007, the carrying value of the investment in ThePort was $0. We have not adjusted our investment below zero for our share of ThePort’s losses since we have not provided or committed to provide any additional financial support to ThePort.

8. Contingencies

We indemnify customers from third party claims of intellectual property infringement relating to the use of our products. Historically, costs related to this guarantee have not been significant and we are unable to estimate the potential impact of this guarantee on future results of operations.

9. Concentrations

No one customer accounted for more than 10% of our revenues during the three months ended March 31, 2008 or 2007.

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

Our Health Management Platform includes a rich library of interactive health content and interactive applications that can be used by a broad range of healthcare consumers—from those with low health literacy to those who play an active and ongoing role in their personal health management. Our health information can be used for learning about general health concerns, specific diseases, medical conditions and treatments, surgical procedures, drug information, specialty health subjects such as women’s health and children’s health, nutrition, alternative medicine and more. Our health applications, such as our Health Risk Assessments, allow consumers to learn more about their health by providing them with relevant feedback regarding their health condition to help in making better decisions.

Our Benergy Communications Platform (“Benergy”) is a system used to communicate to employees about employer provided benefits, assist employees in the selection and enrollment process, and then promote and facilitate the use of their benefit programs. Benergy provides employees a self-service access and enables employees to better understand their benefit choices and make informed decisions about selection of their health insurance and other employer sponsored benefit plans.

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

Critical Accounting Policies and Estimates

Discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the amounts reported in the consolidated financial statements and the accompanying notes. On an on-going basis, we evaluate our estimates, including those related to product returns, product and content development expenses, bad debts, intangible assets, income taxes and contingencies. We base our estimates on experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

We capitalize software product and content development costs in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 86 (“FAS 86”), “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” This statement specifies that costs incurred internally in creating a computer software product shall be charged to expense when incurred as research and development until technological feasibility has been established for the product. Technological feasibility is established upon completion of all planning, designing, and testing activities that are necessary to establish that the product can be produced to meet its design specifications including functions, features, and technical performance requirements. We cease capitalization of internally developed software when the product is made available for general release to customers and thereafter any maintenance and customer support is charged to expense when related revenue is recognized or when those costs are incurred. We amortize such capitalized costs as cost of revenues on a product-by-product basis using the greater of the ratio of current product revenue to the total of current and anticipated product revenue or on a straight line basis over the estimated life of the software, which we have determined to generally be two years. We continually evaluate the recoverability of capitalized costs and if the successes of new product releases are less than we anticipate then a write-down of capitalized costs may be made which could adversely affect our results in the reporting period in which the write-down occurs.

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

We account for stock-based compensation in accordance with SFAS No. 123(R). Under the fair value recognition provisions of this statement, stock-based compensation cost is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes Method option-pricing model and is recognized as expense over the requisite service period. The Black-Scholes Method requires various highly judgmental assumptions including volatility, forfeiture rates and expected option life. If any of the assumptions used in the option pricing model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2008 with the Three Months Ended March 31, 2007.

Revenues (numbers in table in thousands)

	Three Months Ended March 31,		$ Change	% Change	2008 % of Total Rev	2007 % of Total Rev
	2008	2007
A.D.A.M., Inc. Consolidated
Licensing	$6,429	$5,699	$730	12.8%	90.3%	87.1%
Product	241	374	(133)	(35.6)%	3.4%	5.7%
Professional services and other	453	473	(20)	(4.2)%	6.3%	7.2%

Total Net Revenues	$7,123	$6,546	$577	8.8%	100.0%	100.0%

Total net revenues increased 8.8%, or $577,000, to $7,123,000 for the three months ended March 31, 2008 compared to $6,546,000 for the three months ended March 31, 2007.

Licensing revenues increased 12.8%, or $730,000, to $6,429,000 for the three months ended March 31, 2008 compared to $5,699,000 for the three months ended March 31, 2007. Licensing revenues are derived from licensing our products primarily to healthcare organizations, technology companies, benefit brokers, employers, and internet customers. As a percent of total revenues, revenues from licensing were 90.3% of revenue for the three months ended March 31, 2008 compared to 87.1% for the three months ended March 31, 2007.

Revenues from product sales decreased 35.6%, or $133,000, to $241,000 for the three months ended March 31, 2008 compared to $374,000 for the three months ended March 31, 2007. The product revenues consist primarily of product sales to the educational market. As a percent of total revenues, revenues from product sales were 3.4% for the three months ended March 31, 2008 compared to 5.7% for the three months ended March 31, 2007.

Professional services and other revenues decreased 4.2%, or $20,000, to $453,000 for the three months ended March 31, 2008 compared to $473,000 for the three months ended March 31, 2007. Professional services and other revenue are derived from products such as flexible spending account services, direct to consumer products, custom implementation services, and sales of nonrecurring products such as books, subscriptions, and images. As a percent of total revenues, revenues from professional services and other revenues accounted for approximately 6.3% for the three months ended March 31, 2008 compared to 7.2% for the three months ended March 31, 2007.

Operating Costs and Expenses (numbers in table in thousands)

Certain reclassifications have been made for sales related expenses reclassified from cost of revenues to sales and marketing for 2007.

	Three Months Ended March 31,		$ Change	% Change	2008 % of Revenue	2007 % of Revenue
	2008	2007
A.D.A.M., Inc. Consolidated
Cost of revenues	$946	$1,194	$(248)	(20.8)%	13.3%	18.2%
Cost of revenues—amortization	482	315	167	53.0%	6.8%	4.8%
Product and content development	991	1,157	(166)	(14.3)%	13.9%	17.7%
Sales and marketing	2,118	1,259	859	68.2%	29.7%	19.2%
General and administrative	1,295	1,470	(175)	(11.9)%	18.2%	22.5%

Total Operating Cost and Expenses	$5,832	$5,395	$437	8.1%	81.9%	82.4%

Cost of revenues decreased $248,000, or 20.8%, to $946,000 for the three months ended March 31, 2008 compared to $1,194,000 for the three months ended March 31, 2007. Cost of revenues consists primarily of costs associated with royalties, distribution license fees, and personnel support for the benefit and agency management systems for our licensing products. This cost also includes product components, packaging and shipping costs related to our products and services revenue. The decrease in cost of revenues is primarily attributable to the expiration of certain royalties agreements related to the healthcare products. As a percent of total revenues, cost of revenues were 13.3% for the three months ended March 31, 2008 compared to 18.2% for the three months ended March 31, 2007.

Cost of revenues – amortization increased $167,000, or 53.0%, to $482,000 for the three months ended March 31, 2008 compared to $315,000 for the three months ended March 31, 2007. Cost of revenues – amortization consists primarily of costs associated with amortization of capitalized customer lists, software product, and content development costs. Cost of revenues – amortization for customer lists and software product related to the acquisition of OnlineBenefits was $188,000 for the three months ended March 31, 2008 and 2007. The $167,000 increase in amortization primarily related to the Benergy2G! product release and other product enhancements in the second half of 2007. As a percent of total revenues, cost of revenues – amortization, was 6.8% for the three months ended March 31, 2008 compared to 4.8% for the three months ended March 31, 2007.

Product and content development expenses decreased $166,000, or 14.3%, to $991,000 for the three months ended March 31, 2008 compared to $1,157,000 for the three months ended March 31, 2007. Product management and development expenditures increased by $297,000 to $1,666,000 for the three months ended March 31, 2008 compared to $1,369,000 for the three months ended March 31, 2007 due to investments in personnel costs to enhance and develop new products. We capitalized $675,000 and $211,000 for the three months ending March 31, 2007 and 2006, respectively. This $463,000 increase in capitalized costs related to new software development offset the $297,000 increase in expenditures for a net decrease of $166,000 in expense. As a percent of total revenues, product and content development expenses were 13.9% for the three months ended March 31, 2008 compared to 17.7% for the three months ended March 31, 2007.

Sales and marketing expenses increased $859,000, or 68.2%, to $2,118,000 for the three months ended March 31, 2008 compared to $1,259,000 for the three months ended March 31, 2007. This increase is primarily attributable to investment in sales and customer service personnel and related expenses. This investment was made to increase sales and maintain customer service levels required for customer retention. As a percent of total revenues, sales and marketing expenses were 29.7% for the three months ended March 31, 2008 compared to 19.2% for the three months ended March 31, 2007.

General and administrative expenses decreased $175,000, or 11.9%, to $1,295,000 for the three months ended March 31, 2008 compared to $1,470,000 for the three months ended March 31, 2007. The decrease was primarily related to reduced stock-based compensation expense of $157,000. As a percent of total revenues, general and administrative expenses were 18.2% for the three months ended March 31, 2008 compared to 22.5% for the three months ended March 31, 2007.

As a result of the factors described above, operating profit increased $140,000 to $1,291,000 for the three months ended March 31, 2008 compared to an operating profit of $1,151,000 for the three months ended March 31, 2007.

Other Expenses and Income

Interest expense was $472,000 and $693,000 for the three months ended March 31, 2008 and 2007, respectively. This decrease in interest expense was primarily due to payments of $10,000,000 made in advance of the original required repayment schedule on the long-term note debt associated with the OnlineBenefits acquisition since March 31, 2007.

Interest income was $24,000 and $12,000 for the three months ended March 31, 2008 and 2007, respectively.

We recognized a loss on the sale of interest bearing short-term investments of $296,000 during the three months ended March 31, 2008 as all short term investments of $2,716,000 were sold during the quarter. A portion of these funds were used to make a $5,000,000 early payment on long-term debt in January 2008.

Net Income

As a result of the factors described above, net income increased $81,000, or 17.4%, to $547,000 for the three months ended March 31, 2008 compared to net income of $466,000 for the three months ended March 31, 2007.

Liquidity and Capital Resources

As of March 31, 2008, we had current assets of $8,765,000, including cash and cash equivalents of $3,534,000, and $12,812,000 in current liabilities, or a negative working capital of $4,047,000. Our working capital is affected by the timing of each period end in relation to items such as payments received from customers, payments made to vendors, and internal payroll and billing cycles, as well as the seasonality within our business. Accordingly, our working capital, and its impact on cash flow from operations, can fluctuate materially from period to period. We also use working capital to finance ongoing operations, fund the development and introduction of new business strategies and internally developed software, acquire complementary businesses and acquire capital equipment. Our working capital includes $5,523,000 in deferred revenue for which we have already received payments. Instead of this affecting cash flow in the future, we are obligated to provide services related to those payments.

Cash provided by operating activities was $967,000 during the three months ended March 31, 2008, as compared to cash provided of $115,000 during the three months ended March 31, 2007. This $852,000 increase was due primarily to a decrease in accounts receivable of $1,080,000 and an increase in net income (net of non-cash related add-backs such as depreciation, amortization, stock-based compensation expense, and sale of investments) of $445,000. These increases were partially offset by a decrease in deferred revenue of $759,000.

Cash provided by investing activities was $1,941,000 during the three months ended March 31, 2008, as compared to cash provided of $1,809,000 during the three months ended March 31, 2007. During the three months ended March 31, 2008, short term investments of $2,716,000 were sold. During the three months ended March 31, 2007, cash was increased due to the change in Restricted Cash related to the payment of the OnlineBenefits note payable.

Cash used in financing activities was $4,799,000 during the three months ended March 31, 2008, as compared to cash used of $3,516,000 during the three months ended March 31, 2007. The increase in cash used was primarily due to the payment of the long-term debt associated with the OnlineBenefits acquisition.

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

We do not have operations of a material nature that are subject to risks of foreign currency fluctuations, nor do we use derivative financial instruments. During the three months ended March 31, 2008, short-term investments of $2,716,000 were sold. As a result, we currently hold $0 of short-term investments.

As of March 31, 2008, we had a total of $15,000,000 in variable rate debt at differing interest rates tied to LIBOR. If the interest rates on our existing variable rate debt were to increase by 10% over the next twelve months, we would incur $1,500,000 of additional interest expense over a 12-month period and would potentially be in default of the long-term debt covenants.

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

Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2008, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS

There has been no material change in the information provided in Item 1A of the Form 10-K Annual Report for the year ended December 31, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS.

The following exhibits are filed with this report or incorporated herein by reference:

Exhibit Number	Exhibit Description
10.1	Amended and Restated Employment Agreement dated March 31, 2008 by and between Kevin S. Noland and A.D.A.M., Inc. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the Company on April 4, 2008)

10.2	Amended and Restated Employment Agreement dated March 31, 2008 by and between Mark B. Adams and A.D.A.M., Inc. (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by the Company on April 4, 2008)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A.D.A.M., Inc. (Registrant)

Date: May 14, 2008	By:	/s/ KEVIN S. NOLAND
Kevin S. Noland
President and Chief Executive Officer
(principal executive officer)

Date: May 14, 2008	By:	/s/ MARK B. ADAMS
Mark B. Adams
Chief Financial Officer and Corporate Secretary
(principal financial officer)