Form 10-Q
period 2008-06-30
ADAM INC
filed 2008-08-14
CIK 863650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    YES  ☐    NO  ☒

As of August 11, 2008, there were 9,868,532 shares of the Registrant’s common stock, par value $.01 per share, outstanding.

A.D.A.M., Inc.

Form 10-Q for the Quarter Ended June 30, 2008

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

A.D.A.M., Inc.

Consolidated Balance Sheets

(In thousands, except share data)

	June 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$3,882	$5,425
Investments, short term	—	2,809
Accounts receivable, net of allowances of $444 and $424, respectively	3,087	3,940
Restricted cash	46	46
Inventories, net	49	65
Prepaids and other assets	1,054	839
Deferred income tax asset	793	793

Total current assets	8,911	13,917
Property and equipment, net	915	801
Intangible assets, net	10,119	9,953
Goodwill	27,508	27,468
Other assets	152	152
Deferred financing costs, net	610	852
Deferred income tax asset	6,827	6,827

Total assets	$55,042	$59,970

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$2,643	$3,658
Deferred revenue	5,410	5,676
Current portion of long-term debt	4,750	3,250
Current portion of capital lease obligations	84	105

Total current liabilities	12,887	12,689
Capital lease obligations, net of current portion	49	85
Other liabilities	909	899
Long-term debt, net of current portion	9,250	16,750

Total liabilities	23,095	30,423

Shareholders’ equity
Common stock, $.01 par value; 20,000,000 shares authorized; 10,121,924 shares issued and 9,852,165 shares outstanding at 6/30/2008 and 9,958,617 shares issued and 9,688,858 shares outstanding at 12/31/2007	101	100
Treasury stock, at cost, 269,759 shares	(1,088)	(1,088)
Additional paid-in capital	57,281	56,406
Unrealized loss on investments	—	(166)
Accumulated deficit	(24,347)	(25,705)

Total shareholders’ equity	31,947	29,547

Total liabilities and shareholders’ equity	$55,042	$59,970

The accompanying notes are an integral part of these consolidated financial statements.

A.D.A.M., Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues, net:
Licensing	$6,330	$5,860	$12,759	$11,559
Product	316	548	557	922
Professional services and other	543	616	996	1,089

Total revenues, net	7,189	7,024	14,312	13,570

Cost of revenues:
Cost of revenues	921	1,513	1,867	2,707
Cost of revenues – amortization	465	320	947	635

Total cost of revenues	1,386	1,833	2,814	3,342

Gross profit	5,803	5,191	11,498	10,228

Operating expenses:
Product and content development	1,197	1,043	2,188	2,199
Sales and marketing	2,157	1,559	4,274	2,819
General and administrative	1,298	1,152	2,593	2,622

Total operating expenses	4,652	3,754	9,055	7,640

Operating income	1,151	1,437	2,443	2,588
Interest expense	346	622	818	1,313
Interest income	(5)	(46)	(29)	(56)
Loss on the sale of investments	—	—	296	—
Loss on the sale of assets	—	—	—	4

Income before income taxes	810	861	1,358	1,327
Income tax expense	—	—	—	—

Net income	$810	$861	$1,358	$1,327

Basic net income per common share	$0.08	$0.09	$0.14	$0.14

Basic weighted average number of common shares outstanding	9,795	9,514	9,755	9,317

Diluted net income per common share	$0.08	$0.08	$0.13	$0.13

Diluted weighted average number of common shares outstanding	10,760	10,376	10,743	10,182

The accompanying notes are an integral part of these consolidated financial statements.

A.D.A.M., Inc.

Consolidated Statement of Changes in Shareholders’ Equity

(In thousands, except share data)

(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2007	9,958,617	$100	(269,759)	$(1,088)	$56,406	$(166)	$(25,705)	$29,547
Comprehensive income:
Net income	—	—	—	—	—	—	1,358	1,358
Unrealized loss on investments	—	—	—	—	—	166	—	166

Total comprehensive income								1,524

Stock-based compensation expense	—	—	—	—	322	—	—	322
Exercise of common stock options	163,307	1	—	—	553	—	—	554

Balance at June 30, 2008	10,121,924	$101	(269,759)	$(1,088)	$57,281	$—	$(24,347)	$31,947

The accompanying notes are an integral part of these consolidated financial statements.

A.D.A.M., Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities
Net income	$1,358	$1,327
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,163	851
Deferred financing cost amortization	241	174
Loss on sale of assets	—	4
Loss on sale of investments	296	—
Stock-based compensation expense	322	239
Changes in assets and liabilities:
Accounts receivable	852	(951)
Inventories	16	(54)
Prepaids and other assets	(215)	573
Accounts payable and accrued liabilities	(1,014)	(1,041)
Deferred revenue	(265)	931
Other liabilities	10	(156)

Net cash provided by operating activities	2,764	1,897

Cash flows from investing activities
Purchases of property and equipment	(329)	(193)
Proceeds from sale of property and equipment	—	7
Additional cost of previous acquisition	(40)	(68)
Net change in restricted cash	—	2,148
Software product and content development costs	(1,114)	(610)
Proceeds from sale of investments	2,716	—
Purchase of investments	(37)	(87)

Net cash provided by investing activities	1,196	1,197

Cash flows from financing activities
Payment on note payable	—	(1,500)
Payment on long term debt	(6,000)	(2,000)
Proceeds from exercise of common stock options	554	907
Repayments on capital leases	(57)	(75)

Net cash used in financing activities	(5,503)	(2,668)

Increase (Decrease) in cash and cash equivalents	(1,543)	426
Cash and cash equivalents, beginning of period	5,425	4,446

Cash and cash equivalents, end of period	$3,882	$4,872

Interest paid	$696	$1,740

The accompanying notes are an integral part of these consolidated financial statements.

A.D.A.M., Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2008

1. BUSINESS AND BASIS OF PRESENTATION

Business

We provide high-quality health information services and benefits technology solutions to healthcare organizations, benefit brokers, employers, consumers, and educational institutions. With an industry-leading employee and human resources technology system and one of the largest consumer health information libraries in the world, our products empower consumers to become better informed about their health and wellness, manage their personal benefits and health account finances, while helping organizations reduce the costs of healthcare and benefits administration. Our products address a large and growing consumer driven healthcare market.

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

Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or any future period.

Net income per common share

Net income per share is computed in accordance with SFAS No. 128, “Earnings Per Share.” Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding for each period. Diluted net income per share is based upon the addition of the effect of common stock equivalents (stock options and convertible debt) to the denominator of the basic net income per share calculation using the treasury stock method, if their effect is dilutive. The computation of net income per share for the three and six months ended June 30, 2008 and 2007 is as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$810	$861	$1,358	$1,327

Weighted average common shares outstanding – basic	9,795	9,514	9,755	9,317
Weighted average common share equivalents	965	862	988	865

Weighted average common shares outstanding – diluted	10,760	10,376	10,743	10,182
Net income per share:
Basic	$0.08	$0.09	$0.14	$0.14
Diluted	$0.08	$0.08	$0.13	$0.13

Anti-dilutive stock options and convertible debt outstanding	1,446	1,142	1,446	1,142

Reclassifications

Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year presentation. In addition, we reclassified $1,936,000 from cash and cash equivalents to short-term investments at December 31, 2006. As a result cash provided by investing activities decreased by $941,000 for the six months ended June 30, 2007 from the amount originally reported, and the cash balances on the statement of cash flows were revised accordingly.

Recently Adopted Accounting Standards

SFAS No. 157 – On January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 provides a definition of fair value, establishes a framework for measuring fair value under GAAP, and requires expanded disclosures about fair value measurements. The standard applies when GAAP requires or allows assets or liabilities to be measured at fair value; therefore, it does not expand the use of fair value in any new circumstance. We adopted SFAS 157 on a prospective basis, and the impact had no effect on our results of operations, financial position or cash flows.

Recently Issued Accounting Standards

SFAS No. 141(R) – In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS 141(R)), which replaces SFAS No. 141, “Business Combinations”. SFAS 141(R) establishes principles and requirements for how an acquiring company recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measure the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. We will adopt SFAS 141(R) at the time of any business combinations with an acquisition date on or after January 1, 2009, and management will assess each transaction on a case-by-case basis as they occur.

SFAS No. 162 – In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). SFAS 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities (the Hierarchy). The Hierarchy within SFAS 162 is consistent with that previously defined in the AICPA Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of SFAS 162 will not have a material effect on our consolidated financial statements because we have utilized the guidance within SAS 69.

FSP FAS No. 142-3 – In April 2008, the FASB directed the FASB Staff to issue FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing a renewal or extension assumptions used for purposes of determining the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets” (SFAS 142). FSP FAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other generally accepted accounting principles. FSP FAS 142-3 is effective for us beginning January 1, 2009. We are currently evaluating the potential impact of the adoption of FSP 142-3 on our results of operations, financial position or cash flows.

2. Debt and Restricted Cash

Long-term debt

In conjunction with the acquisition of Online Benefits, Inc. (“OnlineBenefits”), we entered into a credit agreement (“Credit Agreement”) with Capital Source Finance LLC (“Lender”). The Credit Agreement, with related balances at June 30, 2008, is summarized below (numbers in column are in thousands):

$2,000,000 revolver with Lender – principal repayable in full in August 2011; interest at LIBOR plus 4% (6.72% at 6/30/08) or the prime rate plus 2.75%, payable quarterly in arrears; revolver unused facility fee of 0.5% per annum of the average daily balance of the unused portion, payable monthly in arrears	$—
$20,000,000 term loan with Lender – principal repayable in quarterly installments of varying amounts ($1,000,000 from June 2008 through September 2008, $1,250,000 from December 2008 through September 2010, and $1,500,000 from December 2010 through June 2011), interest same as revolver (6.72% at 6/30/08); prepayment premium of either 2% (prior to first anniversary) or 1% (between first and second anniversary) of prepaid amount	9,000
$5,000,000 convertible note with Lender – principal repayable in full in August 2011; interest at LIBOR plus 2.5% (5.22% at 6/30/08) or the prime rate plus 1.25%, payable quarterly in arrears; prepayment premium same as term loan; all or any portion of the principal balance is convertible at the option of the Lender into common stock of A.D.A.M. at a conversion price per share as defined in the agreement	5,000

$14,000

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

The deferred financing fees related to this debt were a gross amount of $1,340,000 with an accumulated amortization of $729,000 and $488,000 at June 30, 2008 and December 31, 2007, respectively.

3. Investments

Short-term investments at December 31, 2007 included the following (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Mutual Funds
– AIM Floating Fund	$2,975	$385	$(551)	$2,809

Investments are recorded at fair value based on current market prices and are classified as available-for-sale. Changes in the fair value are included in the equity section of our balance sheet and reported in our Consolidated Statement of Changes in Shareholders’ Equity.

4. Intangible Assets

Intangible assets are summarized as follows (in thousands):

	Estimated amortizable lives (years)	June 30, 2008	December 31, 2007
Intangible assets:
Capitalized software products and content	2 – 3	$7,355	$6,242
Purchased intellectual content	3	1,431	1,431
Purchased customer contracts	2	333	333
Purchased customer relationships	15	8,800	8,800

Intangible assets, gross		17,919	16,806

Accumulated amortization:
Capitalized software products and content		(4,932)	(4,278)
Purchased intellectual content		(1,431)	(1,431)
Purchased customer contracts		(333)	(333)
Purchased customer relationships		(1,104)	(811)

Accumulated amortization		(7,800)	(6,853)

Intangible assets, net		$10,119	$9,953

Amortization expense for the three and six months ended June 30, 2008 was $465,000 and $947,000, respectively. For the three and six months ended June 30, 2007, amortization expense was $320,000 and $635,000, respectively.

5. Income Taxes

For the three and six months ended June 30, 2008, we recorded an income tax provision of $308,000 and $516,000, or 38% (our estimated effective tax rate) of our pretax income. Additionally, we performed our quarterly evaluation of the deferred tax asset and the related valuation allowance as of June 30, 2008. Based on our analysis for the three and six months ended June 30, 2008, we reduced the valuation allowance by $308,000 and $516,000. These two transactions fully offset one another and therefore our income tax provision was $0 for the three months ended June 30, 2008. The June 30, 2008 deferred tax asset balance of $7,620,000 also remained unchanged from December 31, 2007. As a result of realizing this additional $308,000 of our deferred tax asset, we reduced the related valuation allowance to $13,278,000 at June 30, 2008 from $13,794,000 at December 31, 2007.

For the three and six months ended June 30, 2007, we recorded an income tax provision of $327,000 and $504,000, or 38% (our estimated effective tax rate) of our pretax income. Additionally, we performed our quarterly evaluation of the deferred tax asset and the related valuation allowance as of June 30, 2007. Based on our analysis for the three and six months ended June 30, 2007, we reduced the valuation allowance by $327,000 and $504,000. These two transactions fully offset one another and therefore our income tax provision was $0 for the three and six months ended June 30, 2007. The June 30, 2007 deferred tax asset balance of $5,500,000 also remained unchanged from December 31, 2006. As a result of realizing this additional $327,000 of our deferred tax asset, we reduced the related valuation allowance to $17,449,000 at June 30, 2007 from $17,953,000 at December 31, 2006.

In 2007 we recognized an income tax benefit of $1,510,000 as a result of an adjustment to the deferred tax asset and related valuation allowance based on our analysis of realizability as described above. At June 30, 2008, we had NOL and R&D credit carryforwards available for tax purposes of approximately $57,540,000 and $1,020,000, respectively, which will expire on December 31 in years 2008 through 2022 and 2008 through 2023, respectively. Approximately $10,090,000 of NOL carryforwards was acquired as a result of the acquisition of Integrated Medicine Corp. (“IMC”) in December of 2001. We also acquired $29,510,000 of NOL carryforwards as a result of the acquisition of OnlineBenefits in August 2006. Internal Revenue Code (“IRC”) Section 382 limits the utilization of NOL carryforwards when a change in ownership, as defined by the Internal Revenue Service, occurs. The acquisitions of IMC and OnlineBenefits resulted in ownership change within the meaning of IRC Section 382. The total annual IRC Section 382 limitation is approximately $60,000 for IMC and $1,470,000 for OnlineBenefits. Of the total $10,090,000 of NOLs acquired from IMC, the pre-change NOLs estimated to be available for use after the application of the IRC Section 382 limitation is approximately $1,260,000. Of the total $29,510,000 NOLs acquired from OnlineBenefits, the NOLs estimated to be available for use after the application of the IRC Section 382 limitation is approximately $26,300,000.

We adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” on January 1, 2007. Tax benefits from all tax positions taken were recognized, and there has been no material adjustment to any carryforwards NOL or R&D credits as a result of the implementation of FIN 48. Therefore, there are no material unrecognized tax benefits and related FIN 48 tax liabilities at June 30, 2008. In addition, future changes in the unrecognized tax benefits will likely have no impact on the effective tax rate due to the existence of the valuation allowance.

As of June 30, 2008, there is no accrual for interest or penalties related to uncertain tax positions since the tax benefits have not been included in prior income tax return filings. Accrued interest relating to uncertain tax positions would be recorded as a component of interest expense and penalties related to uncertain tax positions would be recorded as a component of general and administrative expenses.

The tax years 2004 to 2007 remain open to examination by the major taxing jurisdictions to which we are subject. Additionally, upon inclusion of the NOL and R&D credit carry forward tax benefits in future tax returns, the related tax benefit for the period in which the benefit arose may be subject to examination.

6. Stock-based Compensation

In accordance with SFAS 123(R), we recorded $178,000 and $322,000 of stock-based compensation expense for the three and six months ended June 30, 2008, respectively, related to employee stock options. We recorded a stock-based compensation benefit of $42,000 and stock-based compensation expense of $193,000 for the three and six months ended June 30, 2007. We expect to incur approximately $968,000 of expense over a weighted average of 1.9 years for all unvested options outstanding at June 30, 2008.

We used the Black-Scholes method (which models the value over time of financial instruments) to estimate the fair value at grant date of the options. The Black-Scholes method uses several assumptions to value an option. The following assumptions were used:

•	Expected Dividend Yield – because we do not currently pay dividends, the expected dividend yield is zero;

•	Expected Volatility in Stock Price – reflects the historical change in our stock price over the expected term of the stock option;

•	Risk-free Interest Rate – reflects the average rate on a United States Treasury bond with maturity equal to the expected term of the option; and

•	Expected Life of Stock Awards – is based on historical experience that was modified based on expected future changes.

The weighted-average assumptions used in the option pricing model for stock option grants were as follows:

Six Months Ended June 30,	2008	2007
Expected Dividend Yield	—	—
Expected Volatility in Stock Price	45.51%	50.45%
Risk-Free Interest Rate	2.14%	4.85%
Expected Life of Stock Awards – Years	3.50	3.40
Weighted Average Fair Value at Grant Date	$2.63	$2.64

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

The following table summarizes stock option activity for the six months ended June 30, 2008:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2007	2,744,325	$4.45
Granted	242,500	$7.42
Exercised	(163,307)	$4.44
Canceled or expired	(119,393)	$5.79

Outstanding at June 30, 2008	2,704,125	$5.14

Exercisable at June 30, 2008	2,107,733	$4.75

As of June 30, 2008 and December 31, 2007 there were 2,107,733 and 2,172,492 options exercisable, respectively. During the six months ending June 30, 2008, the aggregate intrinsic value of those options exercised was $470,000. As of June 30, 2008, the aggregate intrinsic value of options exercisable was $7,211,000. Aggregate intrinsic value was calculated by multiplying the number of options times the amount by which our market price at June 30, 2008 exceeded the strike price for each option. The market price at June 30, 2008 was $7.50.

On January 3, 2008, we awarded a total of 6,820 shares of restricted stock to our Board of Directors with a grant date fair value of $8.80 per share. These shares have an aggregate intrinsic value of $60,000 and are being expensed from the date issued until the vesting date of December 31, 2008. At June 30, 2008, total unrecognized compensation expense related to restricted stock was $26,000.

7. Related Party Transactions

Investment with BeBetter Networks, Inc.

At June 30, 2008 and December 31, 2007, we had a 2% investment in BeBetter Networks, Inc. (“BeBetter”). As of June 30, 2008 and December 31, 2007, our Chairman of the Board of Directors held an approximate 2% voting interest in BeBetter. We account for the investment under the cost method as we have less than a 20% ownership and do not exercise significant influence over the investee.

At June 30, 2008 and December 31, 2007, the carrying value of our investment in BeBetter was $0. We have no plans to make additional investments in BeBetter in the future.

Investment with ThePort Network, Inc.

At June 30, 2008 and December 31, 2007, we held an approximate 29% voting interest in ThePort Network, Inc. (“ThePort”). The Chairman of the Board of Directors, who also currently serves as the Chairman of the Board of Directors of ThePort, held an approximate 9% voting interest in ThePort at June 30, 2008 and December 31, 2007, and held a convertible note from ThePort in the amount of approximately $4,049,000 and $3,574,000 at June 30, 2008 and December 31, 2007, respectively. Two of the other directors of A.D.A.M. also own equity interests in ThePort. The investment is being accounted for under the equity method.

At June 30, 2008 and December 31, 2007, the carrying value of the investment in ThePort was $0. We have not adjusted our investment below zero for our share of ThePort’s losses since we have not provided or committed to provide any additional financial support to ThePort.

8. Contingencies

We indemnify customers from third party claims of intellectual property infringement relating to the use of our products. Historically, costs related to this guarantee have not been significant and we are unable to estimate the potential impact of this guarantee on future results of operations.

9. Concentrations

No one customer accounted for more than 10% of our revenues during the three and six months ended June 30, 2008 or 2007.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We provide high-quality health information services and benefits technology solutions to healthcare organizations, benefit brokers, employers, consumers, and educational institutions. A.D.A.M. products help consumers to better understand their health and wellness, manage their personal benefits and health account finances, while helping organizations reduce the costs of healthcare and benefits administration. We also provide software applications for the education market that are designed to teach students gross anatomy and human physiology.

Our Health Management Platform includes a rich library of interactive health content and interactive applications that can be used by a broad range of healthcare consumers – from those with low health literacy to those who play an active and ongoing role in their personal health management. Our health information can be used for learning about general health concerns, specific diseases, medical conditions and treatments, surgical procedures, drug information, specialty health subjects such as women’s health and children’s health, nutrition, alternative medicine and more. Our health applications, such as our Health Risk Assessments, allow consumers to learn more about their health by providing them with relevant feedback regarding their health condition to help in making better decisions.

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

Professional service revenues are generally recognized upon completion and acceptance of the service by the customer. For revenue arrangements in which we sell through a reseller, we recognize revenue only after an agreement has been finalized between the customer and our authorized reseller and the content has been delivered to the customer by the reseller.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2008 with the Three Months Ended June 30, 2007

Revenues (numbers in table in thousands)

	Three Months Ended June 30,		$ Change	% Change	2008 % of Revenue	2007 % of Revenue
	2008	2007
A.D.A.M., Inc. Consolidated
Licensing	$6,330	$5,860	$470	8.0%	88.0%	83.4%
Product	316	548	(232)	(42.3)%	4.4%	7.8%
Professional services and other	543	616	(73)	(11.9)%	7.6%	8.8%

Total Net Revenues	$7,189	$7,024	$165	2.3%	100.0%	100.0%

Total net revenues increased 2.3%, or $165,000 to $7,189,000 for the three months ended June 30, 2008 compared to $7,024,000 for the three months ended June 30, 2007.

Licensing revenues increased 8.0%, or $470,000, to $6,330,000 for the three months ended June 30, 2008 compared to $5,860,000 for the three months ended June 30, 2007. Licensing revenues are derived from licensing our products primarily to healthcare organizations, technology companies, benefit brokers, employers, and consumer-oriented internet websites. The increase in 2008 is due to additional license sales of our Health Management Platform which had an increase of 21%, or $515,000. This increase was partially offset by a 1%, or $45,000 decrease in license sales for our Benergy Communications and Agency Management systems. As a percent of total revenues, revenues from licensing were 88.0% of revenue for the three months ended June 30, 2008 compared to 83.4% for the three months ended June 30, 2007.

Revenues from product sales decreased by 42.3%, or $232,000, to $316,000 for the three months ended June 30, 2008 compared to $548,000 for the three months ended June 30, 2007. The product revenues consist primarily of product sales to the educational market. Revenues were lower in this area due to a market shift from CD-based products to online solutions. We are planning to invest in this area to meet the current market requirements. As a percent of total revenues, revenues from product sales were 4.4% of revenue for the three months ended June 30, 2008 compared to 7.8% for the three months ended June 30, 2007.

Professional services and other revenues decreased 11.9%, or $73,000, to $543,000 for the three months ended June 30, 2008 compared to $616,000 for the three months ended June 30, 2007. Professional services and other revenue are derived from products such as flexible spending account services, direct to consumer products, custom implementation services, and sales of nonrecurring products such as books, subscriptions, and images. During the second quarter 2007, we had a large one-time book order of $110,000. As a percent of total revenues, revenues from professional services were 7.6% of revenue for the three months ended June 30, 2008 compared to 8.8% for the three months ended June 30, 2007.

Operating Costs and Expenses (numbers in table in thousands)

Certain reclassifications have been made for sales related expenses reclassified from cost of revenues to sales and marketing for 2007.

	Three Months Ended June 30,		$ Change	% Change	2008 % of Revenue	2007 % of Revenue
	2008	2007
A.D.A.M., Inc. Consolidated
Cost of revenues	$921	$1,513	$(592)	(39.1)%	12.8%	21.5%
Cost of revenues – amortization	465	320	145	45.3%	6.5%	4.6%
Product and content development	1,197	1,043	154	14.8%	16.7%	14.8%
Sales and marketing	2,157	1,559	598	38.4%	30.0%	22.2%
General and administrative	1,298	1,152	146	12.7%	18.1%	16.4%

Total Operating Cost and Expenses	$6,038	$5,587	$451	8.1%	84.0%	79.5%

Cost of revenues decreased $592,000, or 39.1%, to $921,000 for the three months ended June 30, 2008 compared to $1,513,000 for the three months ended June 30, 2007. Cost of revenues consists primarily of costs associated with royalties, distribution license fees, and personnel support for our Benergy Communications and Agency Management systems for our licensing products. This cost also includes product components, packaging and shipping costs related to our products and services revenue. The decrease in cost of revenues is related to the expiration of certain fee agreements related to the language translation of our healthcare products, and the cancellation of multiple third party content provider agreements that were replaced with a single source provider. In addition, the customer service costs were reduced due to product enhancements that were made in 2007. As a percent of total revenues, cost of revenues were 12.8% for the three months ended June 30, 2008 compared to 21.5% for the three months ended June 30, 2007.

Cost of revenues – amortization increased $145,000, or 45.3%, to $465,000 for the three months ended June 30, 2008 compared to $320,000 for the three months ended June 30, 2007. Cost of revenues – amortization consists primarily of costs associated with amortization of capitalized customer lists, software product, and content development costs. Cost of revenues – amortization for customer lists and software product related to the acquisition of OnlineBenefits was $188,000 for the three months ended June 30, 2008 and 2007. The $145,000 increase in amortization primarily related to the Benergy2G! product release and other product enhancements in the second half of 2007. As a percent of total revenues, cost of revenues – amortization, was 6.5% for the three months ended June 30, 2008 compared to 4.6% for the three months ended June 30, 2007.

Product and content development expenses increased $154,000, or 14.8%, to $1,197,000 for the three months ended June 30, 2008 from $1,043,000 for the three months ended June 30, 2007. Product management and development expenditures increased by $195,000 to $1,636,000 for the three months ended June 30, 2008 compared to $1,441,000 for the three months ended June 30, 2007 due to investments to increase the functionality of our Benergy Communications Platform. We capitalized $440,000 and $399,000 for the three months ending June 30, 2008 and 2007, respectively. This $41,000 increase in capitalized costs related to new software development offset the $195,000 increase in expenditures for a net increase of $154,000 in expense. As a percent of total revenues, product and content development expenses were 16.7% for the three months ended June 30, 2008 compared to 14.8% for the three months ended June 30, 2007.

Sales and marketing expenses increased $598,000, or 38.4%, to $2,157,000 for the three months ended June 30, 2008 from $1,559,000 for the three months ended June 30, 2007. This increase is primarily attributable to the hiring of additional sales and customer service personnel and related expenses in order to increase our sales efforts and enhance our customer service levels. As a percent of total revenues, sales and marketing expenses were 30.0% for the three months ended June 30, 2008 compared to 22.2% for the three months ended June 30, 2007.

General and administrative expenses increased $146,000, or 12.7%, to $1,298,000 for the three months ended June 30, 2008 from $1,152,000 for the three months ended June 30, 2007. The increase was primarily related to stock-based compensation expense of $178,000 for the three months ended June 30, 2008 compared to a credit of $42,000 for the three months ended June 30, 2007, that resulted from a modification of unvested stock options. As a percent of total revenues, general and administrative expenses were 18.1% for the three months ended June 30, 2008 compared to 16.4% for the three months ended June 30, 2007.

Operating profit decreased $286,000 to $1,151,000 for the three months ended June 30, 2008 compared to an operating profit of $1,437,000 for the three months ended June 30, 2007 primarily due to the increase in sales personnel which was partially offset by the expiration of certain fee agreements related to the language translation of our Health Management Platform, the switch to a single source third party product vendor, and the reduction of customer service costs.

Other Expenses and Income

Interest expense was $346,000 and $622,000 for the three months ended June 30, 2008 and 2007, respectively. This decrease in interest expense was primarily due to payments of $10,000,000 made in advance of the original required repayment schedule on the long-term note debt associated with the OnlineBenefits acquisition since June 30, 2007.

Interest income was $5,000 and $46,000 for the three months ended June 30, 2008 and 2007, respectively. This decrease was primarily due to the decrease in cash associated with the advance payments of the long-term note.

Net Income

As a result of the factors described above, net income decreased $51,000 to $810,000 for the three months ended June 30, 2008 compared to net income of $861,000 for the three months ended June 30, 2007.

Comparison of the Six Months Ended June 30, 2008 with the Six Months Ended June 30, 2007

Revenues (numbers in table in thousands)

	Six Months Ended June 30,		$ Change	% Change	2008 % of Revenue	2007 % of Revenue
	2008	2007
A.D.A.M., Inc. Consolidated
Licensing	$12,759	$11,559	$1,200	10.4%	89.1%	85.2%
Product	557	922	(365)	(39.6)%	3.9%	6.8%
Professional services and other	996	1,089	(93)	(8.5)%	7.0%	8.0%

Total Net Revenues	$14,312	$13,570	$742	5.5%	100.0%	100.0%

Total net revenues increased 5.5%, or $742,000 to $14,312,000 for the six months ended June 30, 2008 compared to $13,570,000 for the six months ended June 30, 2007.

Licensing revenues increased 10.4%, or $1,200,000, to $12,759,000 for the six months ended June 30, 2008 compared to $11,559,000 for the six months ended June 30, 2007. Licensing revenues are derived from licensing our products primarily to healthcare organizations, technology companies, benefit brokers, employers, and consumer-oriented internet websites. The increase in 2008 is related to additional license sales of our Health Management Platform which had an increase of 23%, or $1,128,000. In addition, our Benergy Communications and Agency Management systems had a 1% or $72,000 increase in license sales. As a percent of total revenues, revenues from licensing were 89.1% of revenue for the six months ended June 30, 2008 compared to 85.2% for the six months ended June 30, 2008.

Revenues from product sales decreased 39.6%, or $365,000, to $557,000 for the six months ended June 30, 2008 compared to $922,000 for the six months ended June 30, 2007. The product revenues consist primarily of product sales to the educational market. Revenues were lower in this area due to a market shift from CD-based products to online solutions. We are planning to invest in our product to meet the current market requirements. As a percent of total revenues, revenues from product sales were 3.9% for the six months ended June 30, 2008 compared to 6.8% for the six months ended June 30, 2007.

Professional services and other revenues decreased 8.5%, or $93,000, to $996,000 for the six months ended June 30, 2008 compared to $1,089,000 for the six months ended June 30, 2007. Professional services and other revenue are derived from products such as flexible spending account services, direct to consumer products, custom implementation services, and sales of nonrecurring products such as books, subscriptions, and images. During the second quarter 2007, we had a large one-time book order of $110,000. As a percent of total revenues, revenues from professional services and other revenues accounted for approximately 7.0% for the six months ended June 30, 2008 compared to 8.0% for the six months ended June 30, 2007.

Operating Costs and Expenses (numbers in table in thousands)

Certain reclassifications have been made for sales related expenses reclassified from cost of revenues to sales and marketing for 2007.

	Six Months Ended June 30,		$ Change	% Change	2008 % of Revenue	2007 % of Revenue
	2008	2007
A.D.A.M., Inc. Consolidated
Cost of revenues	$1,867	$2,707	$(840)	(31.0)%	13.0%	19.9%
Cost of revenues – amortization	947	635	312	49.1%	6.6%	4.7%
Product and content development	2,188	2,199	(11)	(0.5)%	15.3%	16.2%
Sales and marketing	4,274	2,819	1,455	51.6%	29.9%	20.8%
General and administrative	2,593	2,622	(29)	(1.1)%	18.1%	19.3%

Total Operating Cost and Expenses	$11,869	$10,982	$887	8.1%	82.9%	80.9%

Cost of revenues decreased $840,000, or 31.0%, to $1,867,000 for the six months ended June 30, 2008 compared to $2,707,000 for the six months ended June 30, 2008. Cost of revenues consists primarily of costs associated with royalties, distribution license fees, and personnel support for our Benergy Communications and Agency Management systems for our licensing products. This cost also includes product components, packaging and shipping costs related to our products and services revenue. The decrease in cost of revenues is related to the expiration of certain royalties agreements related to our healthcare products, and the decrease in customer service costs due to product enhancements. As a percent of total revenues, cost of revenues was 13.0% for the six months ended June 30, 2008 compared to 19.9% for the six months ended June 30, 2007.

Cost of revenues – amortization increased $312,000, or 49.1%, to $947,000 for the six months ended June 30, 2008 compared to $635,000 for the six months ended June 30, 2007. Cost of revenues – amortization consists primarily of costs associated with amortization of capitalized customer lists, software product, and content development costs. Cost of revenues – amortization for customer lists and software product related to the acquisition of OnlineBenefits was $377,000 for the three months ended June 30, 2008 and 2007. The $312,000 increase in amortization primarily related to the Benergy2G! product release and other product enhancements in the second half of 2007. As a percent of total revenues, cost of revenues – amortization was 6.6% for the six months ended June 30, 2008 compared to 4.7% for the six months ended June 30, 2007.

Product and content development expenses decreased $11,000, or 0.5%, to $2,188,000 for the six months ended June 30, 2008 from $2,199,000 for the six months ended June 30, 2007. Product management and development expenditures increased by $493,000 to $3,302,000 for the six months ended June 30, 2008 compared to $2,809,000 for the six months ended June 30, 2007 due to investments in personnel costs to enhance and develop new products. We capitalized $1,114,000 and $610,000 for the six months ending June 30, 2008 and 2007, respectively. The increase in 2008 is related to increased functionality and development of our Benergy Communications Platform. This $504,000 increase in capitalized costs related to new software development offset the $493,000 increase in expenditures for a net decrease of $11,000 in expense. As a percent of total revenues, product and content development expenses were 15.3% for the six months ended June 30, 2008 compared to 16.2% for the six months ended June 30, 2007.

Sales and marketing expenses increased $1,455,000, or 51.6%, to $4,274,000 for the six months ended June 30, 2008 from $2,819,000 for the six months ended June 30, 2007. This increase is primarily attributable to the hiring of additional sales and customer service personnel and related expenses in order to increase our sales efforts and improve our customer service levels. As a percent of total revenues, sales and marketing expenses were 29.9% for the six months ended June 30, 2008 compared to 20.8% for the six months ended June 30, 2007.

General and administrative expenses decreased $29,000, or 1.1%, to $2,593,000 for the six months ended June 30, 2008 from $2,622,000 for the six months ended June 30, 2007. As a percent of total revenues, general and administrative expenses were 18.1% for the six months ended June 30, 2008 compared to 19.3% for the six months ended June 30, 2007.

Operating profit decreased $145,000 to $2,443,000 for the six months ended June 30, 2008 compared to an operating profit of $2,588,000 for the six months ended June 30, 2007 primarily due to the increase in sales personnel which was partially offset by the expiration of certain fee agreements related to the language translation of our Health Management Platform, the switch to a single source third party content provider, and the reduction of customer service costs.

Other Expenses and Income

Interest expense was $818,000 and $1,313,000 for the six months ended June 30, 2008 and June 30, 2007, respectively. This decrease in interest expense was primarily due to payments of $10,000,000 made in advance of the original required repayment schedule on the long-term note debt associated with the OnlineBenefits acquisition since June 30, 2007.

Interest income was $29,000 and $56,000 for the six months ended June 30, 2008 and June 30, 2007, respectively.

We recognized a loss on the sale of interest bearing short-term investments of $296,000 during the six months ended June 30, 2008 as all short term investments of $2,716,000 were sold during the first quarter. A portion of these funds were used to make a $5,000,000 early payment on long-term debt in January 2008.

Net Income

As a result of the factors described above, net income increased $31,000 to $1,358,000 for the six months ended June 30, 2008 compared to net income of $1,327,000 for the six months ended June 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2008, we had current assets of $8,911,000, including cash and cash equivalents of $3,882,000, and $12,888,000 in current liabilities, or a negative working capital of $3,976,000. Working capital includes $5,410,000 in deferred revenue for which we have already received payments. Instead of this affecting cash flow in the future, we are obligated to provide services related to those payments. Excluding deferred revenue from the working capital calculation would result in a positive working capital of $1,434,000. In addition, we have a $2,000,000 revolver with our Lender which would provide cash in the event of a temporary cash requirement. Our working capital is affected by the timing of each period end in relation to items such as payments received from customers, payments made to vendors, and internal payroll and billing cycles, as well as the seasonality within our business. Accordingly, our working capital, and its impact on cash flow from operations, can fluctuate materially from period to period. We also use working capital to finance ongoing operations, fund the development and introduction of new business strategies and internally developed software, acquire complementary businesses and acquire capital equipment.

Cash provided by operating activities was $2,764,000 during the six months ended June 30, 2008, as compared to cash provided of $1,897,000 during the six months ended June 30, 2007. This $867,000 increase was due to an increase in net income (net of non-cash related add-backs such as depreciation and amortization, loss on the sale of investments, and stock-based compensation expense) of $785,000, additional cash provided from accounts receivable of $1,803,000. This increase was partially offset by a decrease in deferred revenue of $1,196,000 and an increase in prepaid and other assets of $788,000.

Cash provided by investing activities was $1,196,000 during the six months ended June 30, 2008, as compared to cash provided of $1,197,000 during the six months ended June 30, 2007. During the six months ended June 30, 2008, short term investments of $2,716,000 were sold. During the six months ended June 30, 2007, cash was increased due to the change in Restricted Cash related to the payment of the OnlineBenefits note payable of $2,148,000.

Cash used in financing activities was $5,503,000 during the six months ended June 30, 2008, as compared to cash used of $2,668,000 during the six months ended June 30, 2007. The $2,835,000 increase in cash used was primarily due to the $6,000,000 in payments made in 2008, related to the long-term debt associated with the OnlineBenefits acquisition. Payments of $2,000,000 related to the long-term debt and the payment of the OnlineBenefits note payable of $1,500,000 were paid during the same period in 2007.

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

We do not have operations of a material nature that are subject to risks of foreign currency fluctuations, nor do we use derivative financial instruments. During the three months ended March 31, 2008, short-term investments of $2,716,000 were sold. As of June 30, 2008, we currently hold no short-term investments.

As of June 30, 2008, we had a total of $14,000,000 in variable rate debt at differing interest rates tied to LIBOR. If the interest rates on our existing variable rate debt were to increase by 10 percentage points over the next twelve months, we would incur $1,400,000 of additional interest expense over a 12-month period and would potentially be in default of the long-term debt covenants.

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

Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2008, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

A.D.A.M., Inc. (Registrant)

Date: August 14, 2008	By:	/s/ KEVIN S. NOLAND
Kevin S. Noland President and Chief Executive Officer (principal executive officer)

Date: August 14, 2008	By:	/s/ MARK B. ADAMS
Mark B. Adams Chief Financial Officer and Corporate Secretary (principal financial officer)