Form 10-Q
period 2008-09-30
ADAM INC
filed 2008-11-14
CIK 863650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File Number 0-26962

A.D.A.M., INC.

(Exact Name of Registrant as Specified in its Charter)

Georgia	58-1878070
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10 10th Street NW, Suite 500

Atlanta, Georgia 30309-3848

(Address of Principal Executive Offices, Zip Code)

1600 RiverEdge Parkway, Suite 100

Atlanta, Georgia 30328-4696

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

As of November 7, 2008, there were 9,875,440 shares of the Registrant’s common stock, par value $.01 per share, outstanding.

A.D.A.M., Inc.

Form 10-Q for the Quarter Ended September 30, 2008

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

A.D.A.M., Inc.

Consolidated Balance Sheets

(In thousands, except share data)

	September 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$2,388	$5,425
Investments, short term	—	2,809
Accounts receivable, net of allowances of $409 and $424, respectively	2,302	3,940
Restricted cash	46	46
Inventories, net	20	65
Prepaids and other assets	855	839
Deferred income tax asset	793	793

Total current assets	6,404	13,917
Property and equipment, net	1,756	801
Intangible assets, net	10,091	9,953
Goodwill	27,546	27,468
Other assets	152	152
Deferred financing costs, net	513	852
Deferred income tax asset	6,827	6,827

Total assets	$53,289	$59,970

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$2,999	$3,658
Deferred revenue	5,203	5,676
Current portion of long-term debt	11,000	3,250
Current portion of capital lease obligations	64	105

Total current liabilities	19,266	12,689
Capital lease obligations, net of current portion	43	85
Other liabilities	795	899
Long-term debt, net of current portion	—	16,750

Total liabilities	20,104	30,423

Shareholders’ equity
Common stock, $.01 par value; 20,000,000 shares authorized; 10,145,199 shares issued and 9,875,440 shares outstanding at 9/30/2008 and 9,958,617 shares issued and 9,688,858 shares outstanding at 12/31/2007	101	100
Treasury stock, at cost, 269,759 shares	(1,088)	(1,088)
Additional paid-in capital	57,831	56,406
Unrealized loss on investments	—	(166)
Accumulated deficit	(23,659)	(25,705)

Total shareholders’ equity	33,185	29,547

Total liabilities and shareholders’ equity	$53,289	$59,970

The accompanying notes are an integral part of these consolidated financial statements.

A.D.A.M., Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues, net:
Licensing	$6,270	$5,822	$19,028	$17,380
Product	368	390	925	1,312
Professional services and other	501	464	1,498	1,553

Total revenues, net	7,139	6,676	21,451	20,245

Cost of revenues:
Cost of revenues	1,116	900	2,983	3,607
Cost of revenues – amortization	491	371	1,438	1,006

Total cost of revenues	1,607	1,271	4,421	4,613

Gross profit	5,532	5,405	17,030	15,632

Operating expenses:
Product and content development	899	1,026	3,088	3,225
Sales and marketing	2,368	1,533	6,642	4,352
General and administrative	1,245	1,501	3,838	4,123

Total operating expenses	4,512	4,060	13,568	11,700

Operating income	1,020	1,345	3,462	3,932
Interest expense	318	626	1,128	1,938
Interest income	(4)	(69)	(26)	(125)
Loss on the sale of investments	—	—	296	—
Loss on the sale of assets	18	—	18	4

Income before income taxes	688	788	2,046	2,115
Income tax expense	—	—	—	—

Net income	$688	$788	$2,046	$2,115

Basic net income per common share	$0.07	$0.08	$0.21	$0.22

Basic weighted average number of common shares outstanding	9,867	9,575	9,792	9,404

Diluted net income per common share	$0.06	$0.07	$0.19	$0.20

Diluted weighted average number of common shares outstanding	10,705	10,587	10,730	10,326

The accompanying notes are an integral part of these consolidated financial statements.

A.D.A.M., Inc.

Consolidated Statement of Changes in Shareholders’ Equity

(In thousands, except share data)

(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Capital	Income/(Loss)
Balance at December 31, 2007	9,958,617	$100	(269,759)	$(1,088)	$56,406	$(166)	$(25,705)	$29,547
Comprehensive income:
Net income	—	—	—	—	—	—	2,046	2,046
Unrealized loss on investments	—	—	—	—	—	166	—	166

Total comprehensive income								2,212

Stock-based compensation expense	—	—	—	—	624	—	—	624
Exercise of common stock options	186,582	1	—	—	801	—	—	802

Balance at September 30, 2008	10,145,199	$101	(269,759)	$(1,088)	$57,831	$—	$(23,659)	$33,185

The accompanying notes are an integral part of these consolidated financial statements.

A.D.A.M., Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities
Net income	$2,046	$2,115
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,767	1,336
Deferred financing cost amortization	339	258
Loss on sale of assets	18	4
Loss on sale of investments	296	—
Stock-based compensation expense	624	495
Changes in assets and liabilities:
Accounts receivable	1,638	507
Inventories	45	(18)
Prepaids and other assets	(16)	667
Accounts payable and accrued liabilities	(659)	(950)
Deferred revenue	(473)	1,028
Other liabilities	(104)	(327)

Net cash provided by operating activities	5,521	5,115

Cash flows from investing activities
Purchases of property and equipment	(1,305)	(354)
Proceeds from sale of property and equipment	2	7
Additional cost of previous acquisition	(77)	(139)
Net change in restricted cash	—	2,148
Software product and content development costs	(1,577)	(971)
Proceeds from sale of investments	2,716	—
Purchase of investments	(37)	(132)

Net cash provided by (used in) investing activities	(278)	559

Cash flows from financing activities
Payment on note payable	—	(1,500)
Payment on long term debt	(9,000)	(2,000)
Proceeds from exercise of common stock options	802	1,089
Repayments on capital leases	(82)	(100)

Net cash used in financing activities	(8,280)	(2,511)

Increase (Decrease) in cash and cash equivalents	(3,037)	3,163
Cash and cash equivalents, beginning of period	5,425	4,446

Cash and cash equivalents, end of period	$2,388	$7,609

Interest paid	$910	$2,265

The accompanying notes are an integral part of these consolidated financial statements.

A.D.A.M., Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2008

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

Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or any future period.

Net income per common share

Net income per share is computed in accordance with SFAS No. 128, “Earnings Per Share.” Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding for each period. Diluted net income per share is based upon the addition of the effect of common stock equivalents (stock options and convertible debt) to the denominator of the basic net income per share calculation using the treasury stock method, if their effect is dilutive. The computation of net income per share for the three and nine months ended September 30, 2008 and 2007 is as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$688	$788	$2,046	$2,115

Weighted average common shares outstanding – basic	9,867	9,575	9,792	9,404
Weighted average common share equivalents	838	1,012	938	922

Weighted average common shares outstanding – diluted	10,705	10,587	10,730	10,326
Net income per share:
Basic	$0.07	$0.08	$0.21	$0.22
Diluted	$0.06	$0.07	$0.19	$0.20

Anti-dilutive stock options and convertible debt outstanding	1,820	1,041	1,719	1,041

Reclassifications

Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year presentation. In addition, we reclassified $1,936,000 from cash and cash equivalents to short-term investments at December 31, 2006. As a result cash provided by investing activities decreased by $888,000 for the nine months ended September 30, 2007 from the amount originally reported, and the cash balances on the statement of cash flows were revised accordingly.

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

SFAS No. 162 – In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). SFAS 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities (the Hierarchy). The Hierarchy within SFAS 162 is consistent with that previously defined in the AICPA Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of SFAS 162 will not have a material effect on our consolidated financial statements because we have previously utilized the guidance within SAS 69.

FSP FAS No. 142-3 – In April 2008, the FASB directed the FASB Staff to issue FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing a renewal or extension assumptions used for purposes of determining the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets” (SFAS 142). FSP FAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other generally accepted accounting principles. FSP FAS 142-3 is effective for us beginning January 1, 2009. We are currently evaluating the potential impact of the adoption of FSP 142-3 on our results of operations, financial position and cash flows.

2. Debt and Restricted Cash

Long-term debt

In conjunction with the acquisition of Online Benefits, Inc. (“OnlineBenefits”), we entered into a credit agreement (“Credit Agreement”) with Capital Source Finance LLC (“Lender”). The Credit Agreement, with related balances at September 30, 2008, is summarized below (numbers in column are in thousands):

$2,000,000 revolver with Lender—principal repayable in full in August 2011; interest at LIBOR plus 4% (6.81% at 9/30/08) or the prime rate plus 2.75%, payable quarterly in arrears; revolver unused facility fee of 0.5% per annum of the average daily balance of the unused portion, payable monthly in arrears	$—

$20,000,000 term loan with Lender—principal repayable in quarterly installments of varying amounts ($1,250,000 from December 2008 through September 2010, and $1,000,000 in December 2010), interest same as revolver (6.81% at 9/30/08); prepayment premium of either 2% (prior to first anniversary) or 1% (between first and second anniversary) of prepaid amount	6,000

$5,000,000 convertible note with Lender—principal repayable in full in August 2011; interest at LIBOR plus 2.5% (5.31% at 9/30/08) or the prime rate plus 1.25%, payable quarterly in arrears; prepayment premium same as term loan; all or any portion of the principal balance is convertible at the option of the Lender into our common stock at a conversion price per share as defined in the Credit Agreement	5,000

$11,000

In connection with the Credit Agreement, we entered into a Conversion and Registration Rights Agreement dated as of August 14, 2006, which specifies terms applicable to the conversion of the convertible note and provides the Lender with certain registration rights with respect to the shares issuable on conversion of the convertible note.

In addition to the above terms, there is a provision for a prepayment of 50% of excess cash flow, as defined in the Credit Agreement. The Credit Agreement is secured by (i) a first lien on all existing and future tangible and intangible assets and personal property and our equity stock and any existing and future subsidiaries, and (ii) a pledge of 100% of our subsidiaries’ capital stock. There are customary financial covenants for earnings as well as ratios related to total debt to earnings, debt and interest due to earnings, interest to earnings, and capital expenditures, as defined in the Credit Agreement. Our credit facility generally prohibits us from paying dividends on our common stock.

The Credit Agreement contains several financial covenants calculated on a quarterly basis. As of September 30, 2008, the Company was not in compliance with its debt covenants, therefore all of the related debt has been reclassified as current. The Company is currently working with the Lender on an amendment which would modify certain terms of the agreement, including certain financial covenants. In the event of an acceleration of the debt, the Company would seek funding from other sources.

The deferred financing fees related to this debt were a gross amount of $1,340,000 with an accumulated amortization of $827,000 and $488,000 at September 30, 2008 and December 31, 2007, respectively.

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

4. Intangible Assets

Intangible assets are summarized as follows (in thousands):

	Estimated amortizable lives (years)	September 30, 2008	December 31, 2007
Intangible assets:
Capitalized software products and content	2 – 3	$7,819	$6,242
Purchased intellectual content	3	1,431	1,431
Purchased customer contracts	2	333	333
Purchased customer relationships	15	8,800	8,800

Intangible assets, gross		18,383	16,806

Accumulated amortization:
Capitalized software products and content		(5,277)	(4,278)
Purchased intellectual content		(1,431)	(1,431)
Purchased customer contracts		(333)	(333)
Purchased customer relationships		(1,251)	(811)

Accumulated amortization		(8,292)	(6,853)

Intangible assets, net		$10,091	$9,953

Amortization expense for the three and nine months ended September 30, 2008 was $491,000 and $1,438,000, respectively. For the three and nine months ended September 30, 2007, amortization expense was $371,000 and $1,006,000, respectively.

5. Income Taxes

For the three and nine months ended September 30, 2008, we recorded an income tax provision of $261,000 and $777,000, or 38% (our estimated effective tax rate) of our pretax income. Additionally, we performed our quarterly evaluation of the deferred tax asset and the related valuation allowance as of September 30, 2008. Based on our analysis for the three and nine months ended September 30, 2008, we reduced the valuation allowance by $261,000 and $777,000. These two transactions fully offset one another and therefore our income tax provision was $0 for the three and nine months ended September 30, 2008. The September 30, 2008 deferred tax asset balance of $7,620,000 also remained unchanged from December 31, 2007. As a result of realizing this additional $777,000 of our deferred tax asset, we reduced the related valuation allowance to $13,017,000 at September 30, 2008 from $13,794,000 at December 31, 2007.

For the three and nine months ended September 30, 2007, we recorded an income tax provision of $299,000 and $804,000, or 38% (our estimated effective tax rate) of our pretax income. Additionally, we performed our quarterly evaluation of the deferred tax asset and the related valuation allowance as of September 30, 2007. Based on our analysis for the three and nine months ended September 30, 2007, we reduced the valuation allowance by $299,000 and $804,000. These two transactions fully offset one another and therefore our income tax provision was $0 for the three and nine months ended September 30, 2007. The September 30, 2007 deferred tax asset balance of $5,500,000 also remained unchanged from December 31, 2006. As a result of realizing this additional $804,000 of our deferred tax asset, we reduced the related valuation allowance to $17,158,000 at September 30, 2007 from $17,953,000 at December 31, 2006.

In 2007 we recognized an income tax benefit of $1,510,000 as a result of an adjustment to the deferred tax asset and related valuation allowance based on our analysis of realizability as described above. At September 30, 2008, we had Net Operating Loss (“NOL”) and Research and Development (“R&D”) credit carryforwards available for tax purposes of approximately $57,540,000 and $1,020,000, respectively, which will expire on December 31 in years 2008 through 2022 and 2008 through 2023, respectively. Approximately $10,090,000 of NOL carryforwards was acquired as a result of the acquisition of Integrated Medicine Corp. (“IMC”) in December of 2001. We also acquired $29,510,000 of NOL carryforwards as a result of the acquisition of OnlineBenefits in August 2006. Internal Revenue Code (“IRC”) Section 382 limits the utilization of NOL carryforwards when a change in ownership, as defined by the Internal Revenue Service, occurs. The acquisitions of IMC and OnlineBenefits resulted in ownership change within the meaning of IRC Section 382. The total annual IRC Section 382 limitation is approximately $60,000 for IMC and $1,470,000 for OnlineBenefits. Of the total $10,090,000 of NOLs acquired from IMC, the pre-change NOLs estimated to be available for use after the application of the IRC Section 382 limitation is approximately $1,260,000. Of the total $29,510,000 NOLs acquired from OnlineBenefits, the NOLs estimated to be available for use after the application of the IRC Section 382 limitation is approximately $26,300,000.

We adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” on January 1, 2007. Tax benefits from all tax positions taken were recognized, and there has been no material adjustment to any carryforwards NOL or R&D credits as a result of the implementation of FIN 48. Therefore, there are no material unrecognized tax benefits and related FIN 48 tax liabilities at September 30, 2008. In addition, future changes in the unrecognized tax benefits will likely have no impact on the effective tax rate due to the existence of the valuation allowance.

As of September 30, 2008, there is no accrual for interest or penalties related to uncertain tax positions since the tax benefits have not been included in prior income tax return filings. Accrued interest relating to uncertain tax positions would be recorded as a component of interest expense and penalties related to uncertain tax positions would be recorded as a component of general and administrative expenses.

The tax years 2005 to 2007 remain open to examination by the major taxing jurisdictions which we are subject to. Additionally, upon inclusion of the NOL and R&D credit carry forward tax benefits in future tax returns, the related tax benefit for the period in which the benefit arose may be subject to examination.

6. Stock-based Compensation

In accordance with SFAS 123(R), we recorded $303,000 and $624,000 of stock-based compensation expense for the three and nine months ended September 30, 2008, respectively, related to employee stock options. We recorded a stock-based compensation expense of $255,000 and $495,000 for the three and nine months ended September 30, 2007, respectively. We expect to incur approximately $831,000 of expense over a weighted average of 1.71 years for all unvested options outstanding at September 30, 2008.

We used the Black-Scholes method (which models the value over time of financial instruments) to estimate the fair value at grant date of the stock options. The Black-Scholes method uses several assumptions to value an option. The following assumptions were used:

•	Expected Dividend Yield—because we do not currently pay dividends, the expected dividend yield is zero;

•	Expected Volatility in Stock Price—reflects the historical change in our stock price over the expected term of the stock option;

•	Risk-free Interest Rate—reflects the average rate on a United States Treasury bond with maturity equal to the expected term of the option; and

•	Expected Life of Stock Awards—is based on historical experience that was modified based on expected future changes.

The weighted-average assumptions used in the option pricing model for stock option grants were as follows:

Nine Months Ended September 30,	2008	2007
Expected Dividend Yield	—	—
Expected Volatility in Stock Price	45.01%	50.45%
Risk-Free Interest Rate	2.17%	4.85%
Expected Life of Stock Awards – Years	3.50	3.40
Weighted Average Fair Value at Grant Date	$2.60	$2.64

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

The following table summarizes stock option activity for the nine months ended September 30, 2008:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2007	2,744,325	$4.45
Granted	252,500	$7.39
Exercised	(186,582)	$4.31
Canceled or expired	(140,726)	$5.86

Outstanding at September 30, 2008	2,669,517	$5.15

Exercisable at September 30, 2008	2,087,792	$4.77

As of September 30, 2008 and December 31, 2007 there were 2,087,792 and 2,172,492 options exercisable, respectively. During the nine months ending September 30, 2008, the aggregate intrinsic value of those options exercised was $546,000. As of September 30, 2008, the aggregate intrinsic value of options exercisable was $3,445,000. Aggregate intrinsic value was calculated by multiplying the number of options times the amount by which our market price at September 30, 2008 exceeded the strike price for each option. The market price at September 30, 2008 was $5.48.

On January 3, 2008, we awarded a total of 6,820 shares of restricted stock to our Board of Directors with a grant date fair value of $8.80 per share. These shares have an aggregate intrinsic value of $60,000 and are being expensed from the date issued until the vesting date of December 31, 2008. At September 30, 2008, total unrecognized compensation expense related to restricted stock was $13,000.

7. Related Party Transactions

Investment with BeBetter Networks, Inc.

At September 30, 2008 and December 31, 2007, we had a 2% investment in BeBetter Networks, Inc. (“BeBetter”). As of September 30, 2008 and December 31, 2007, our Chairman of the Board of Directors held an approximate 2% voting interest in BeBetter. We account for the investment under the cost method as we have less than a 20% ownership and do not exercise significant influence over the investee.

At September 30, 2008 and December 31, 2007, the carrying value of our investment in BeBetter was $0. We have no plans to make additional investments in BeBetter in the future.

Investment with ThePort Network, Inc.

As of September 10, 2008, ThePort Network, Inc. (“ThePort”) converted its outstanding notes into a Preferred Stock designated Series A Preferred Stock at $0.30 per share, including notes held by our chairman. The Chairman of our Board of Directors also currently serves as the Chairman of the Board of Directors and Chief Executive Officer of ThePort. As part of the conversion, A.D.A.M. exchanged its prior Series A Preferred Stock, which had been purchased at $0.80 per share, for the new Series A Preferred Stock at $0.30 per share. As a result of the conversion, at September 30, 2008, we held an approximate 5.76% voting interest in ThePort, compared to an approximate 29% at December 31, 2007. The Chairman of our Board of Directors held an approximate 37% voting interest in ThePort at September 30, 2008, compared to 9% at December 31, 2007, and held a convertible note from ThePort in the amount of approximately $790,000 and $3,574,000 at September 30, 2008 and December 31, 2007, respectively. Two of the other directors of A.D.A.M. also own equity interests in ThePort. The investment is being accounted for under the equity method.

At September 30, 2008 and December 31, 2007, the carrying value of the investment in ThePort was $0. We have not adjusted our investment below zero for our share of ThePort’s losses since we have not provided or committed to provide any additional financial support to ThePort.

8. Contingencies

We indemnify customers from third party claims of intellectual property infringement relating to the use of our products. Historically, costs related to this guarantee have not been significant and we are unable to estimate the potential impact of this guarantee on future results of operations.

9. Concentrations

No one customer accounted for more than 10% of our revenues during the three and nine months ended September 30, 2008 or 2007.

10. Operating Segments

Statement of Financial Accounting Statements No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), establishes standards for reporting information about operating segments. It defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision-maker is our Chief Executive Officer. We have two operating segments which aggregate into one reportable segment under SFAS 131. Under SFAS 131, two or more operating segments may be aggregated into a single operating segment for financial reporting purposes if aggregation is consistent with the objective and basic principles of SFAS 131, if the segments have the similar economic characteristics, and if the segments are similar in each of the following areas: nature of product and services, nature of the production process, class of customer for products and services, and the methods used to distribute the products and services.

We sell a portfolio of products related to the healthcare market. Sales and certain financial data is available by geographic regions and product lines. The largest product groups (our two operating segments) relate to our health information products, and our benefits communications and broker systems. Our chief operating decision-maker, our Chief Executive Officer, reviews financial information in aggregate and by products when making decisions for allocating resources and evaluating financial performance. Periodic decisions may be made for the two product groups due to customer strategies, product releases, market conditions, acquisitions, or staffing resources, but the common long term growth outlook for each segment remains constant. The two aggregated operating segments have similar economic characteristics and the aggregation into one reportable segment is not done to hide unprofitable segments.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

A.D.A.M. provides high-quality health information services and benefits technology solutions to healthcare organizations, benefit brokers, employers, consumers, and educational institutions. Our portfolio of products helps consumers better understand their health and wellness, manage their personal benefits and health account finances, while helping organizations reduce the costs of healthcare and benefits administration. We also provide software applications for the education market that are designed to teach students gross anatomy and human physiology.

Our health information products include a rich library of interactive health content and interactive applications that can be used by a broad range of healthcare consumers—from those with low health literacy to those who play an active and ongoing role in their personal health management. Our health information can be used for learning about general health concerns, specific diseases, medical conditions and treatments, surgical procedures, drug information, specialty health subjects such as women’s health and children’s health, nutrition, alternative medicine and more. Our health applications, such as our Health Risk Assessments, allow consumers to learn more about their health by providing them with relevant feedback regarding their health condition to help in making better decisions.

Our Benergy™ communications system (“Benergy”) is used to communicate to employees about employer provided benefits, assist employees in the selection and enrollment process, and then promote and facilitate the use of their benefit programs. Benergy provides employees a self-service access and enables employees to better understand their benefit choices and make informed decisions about selection of their health insurance and other employer sponsored benefit plans.

Our broker agency management system includes a product suite called Advisor Tools. Within the Advisor Tool suite, we have several products brokers use to help them manage their business and communicate with their employer clients. One of the principal products within the Advisor Tool suite is AgencyWare, a client relationship management system specific to brokerage firms. AgencyWare assists brokers in quoting and selling insurance, managing commissions, tracking client interactions and other critical functions central to their business. Another application, Client Community, is a communications tool that facilitates communications between the broker and the human resources/benefits professional. Currently, Client Community is deployed to approximately 40,000 employers and prospective clients.

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

We derive revenues from the following sources: (1) electronically delivered content, which includes content license and postcontract customer support (PCS) revenue, (2) hosted content, which includes content license, hosting and PCS revenue, (3) professional services and (4) product sales. We recognize revenue when: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. When a contract includes multiple elements, such as content and services, the entire fee is allocated to each respective element based on vendor specific objective evidence of fair value, and recognized when the revenue criteria for each element is met.

Electronically delivered content, which includes content license and PCS revenue, is recognized in accordance with Statement of Position No. 97-2, “Software Revenue Recognition,” with the entire amount recognized ratably over the term of the license agreement.

Hosted content, which includes content license, hosting and PCS revenue, is recognized using GAAP principles for service revenue recognition as per Emerging Issues Task Force (EITF) Issue No. 00-3. The entire amount of revenue is recognized ratably over the term of the license agreement, which matches the service that is being provided.

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

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” we evaluate goodwill and intangible assets for impairment on an annual basis. Additionally, goodwill is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an asset below its carrying value. These events or circumstances would include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. The carrying value of goodwill is evaluated in relation to the operating performance and estimated future discounted cash flows of the entity.

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

RESULTS OF OPERATIONS

Comparison of the Three and Nine Months Ended September 30, 2008 with the Three and Nine Months Ended September 30, 2007

Revenues (numbers in table in thousands)

	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
	2008	2007			2008	2007
A.D.A.M., Inc. Consolidated
Licensing	$6,270	$5,822	$448	7.7%	$19,028	$17,380	$1,648	9.5%
Product	368	390	(22)	(5.6)%	925	1,312	(387)	(29.5)%
Professional services and other	501	464	37	8.0%	1,498	1,553	(55)	(3.5)%

Total Net Revenues	$7,139	$6,676	$463	6.9%	$21,451	$20,245	$1,206	6.0%

Total net revenues increased 6.9%, or $463,000 to $7,139,000, for the three months ended September 30, 2008 over the three months ended September 30, 2007 compared to the total net revenues increase of 6.0%, or $1,206,000 to $21,451,000, for the nine months ended September 30, 2008 over the nine months ended September 30, 2007. For the periods shown above, over 85% of those revenues came from the licensing of our health information services and benefits technology solutions.

Licensing revenues are recognized on a monthly basis, either based on usage, expiration of monthly minimums, or on a straight-line basis over the life of the contract. Therefore fluctuation in licensing revenue is due to new contracts, customer usage levels or contract terminations. We annualize each contract’s committed value and use changes to that value, from new sales or terminations, to calculate a net client retention rate.

Our increase in licensing revenue is a result of new customer contracts and solid client retention from our health information products. We derive those revenues primarily from healthcare organizations and healthcare information technology companies. The increase in new customer contracts is a result of the increased staffing in sales and marketing personnel, product enhancements, and an increase in the demand for online consumer-focused health information.

Revenues from product sales decreased by 29.5%, or $387,000, to $925,000 for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. Our product revenues consist primarily of CD-based product sales to the educational market. Revenues were lower in this area due to a market shift from CD-based products to online solutions. We are planning to invest in new product development of online solutions to meet the current market requirements.

Professional services and other revenue are derived from products such as custom implementation services, flexible spending account services, direct to consumer products, and sales of nonrecurring products such as books, publications, and medical images.

Operating Costs and Expenses (numbers in table in thousands)

Certain reclassifications have been made for sales related expenses reclassified from cost of revenues to sales and marketing for 2007.

	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
	2008	2007			2008	2007
A.D.A.M., Inc. Consolidated
Cost of revenues	$1,116	$900	$216	24.0%	$2,983	$3,607	$(624)	(17.3)
Cost of revenues – amortization	491	371	120	32.3%	1,438	1,006	432	42.9%
Product and content development	1,362	1,387	(25)	(1.8)%	4,665	4,196	469	11.2%
Development capitalization	(463)	(361)	(102)	28.3%	(1,577)	(971)	(606)	62.4%
Sales and marketing	2,368	1,533	835	54.5%	6,642	4,352	2,290	52.6%
General and administrative	1,245	1,501	(256)	(17.1)%	3,838	4,123	(285)	(6.9)%

Total Operating Cost and Expenses	$6,119	$5,331	$788	14.8%	$17,989	$16,313	$1,676	10.3%

Cost of revenues increased $216,000, or 24.0%, to $1,116,000 for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. Cost of revenues consists primarily of costs associated with royalties, distribution license fees, and personnel support for our products and services. Our increase in cost of revenues is associated with the higher levels of revenues and increased customer service personnel and related support costs to service the increase in clients. Conversely, cost of revenues decreased $624,000, or 17.3%, to $2,983,000 for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2008. This year to date decrease is primarily the result of lower royalty costs from the elimination or expiration of certain royalty agreements related to our healthcare products.

Cost of revenues – amortization increased $120,000, or 32.3%, to $491,000 for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. Similarly, cost of revenues – amortization increased $432,000, or 42.9%, to $1,438,000 for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. Cost of revenues – amortization consists of costs associated with amortization of capitalized customer lists, software product, and content development costs. Cost of revenues – amortization for customer lists and software product related to the acquisition of OnlineBenefits was $188,000 for the three months ended September 30, 2008 and $565,000 for the nine months ended September 30, 2008. The amortization increases primarily relate to new benefit technology product releases and other product enhancements that were made in the second half of 2007.

Product and content development expenses increased $469,000, or 11.2%, to $4,665,000 for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. Product and content development expenses consist of salary and costs associated with engineering and developing our product and service offerings. The increase in development is due to investments to enhance the functionality of Benergy. Development capitalization also increased $606,000, or 62.4% for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. Due to the increase in capitalization, the net expense decreased $138,000 for the nine months ended September 30, 2008 compared to the same period in the prior year.

Sales and marketing expenses increased 54.5%, or $835,000 for the three months ended September 30, 2008 compared to the three months ended September 30, 2007, and 52.6%, or $2,290,000 for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. Sales and marketing expenses include the personnel costs of sales and marketing personnel and their related travel and support costs and the costs of our marketing and public relations programs. This increase is primarily attributable to the hiring of additional sales and customer relations personnel and related expenses in order to expand our sales presence, pursue additional market opportunities, and enhance our customer service levels.

General and administrative expenses decreased $256,000, or 17.1%, to $1,245,000 for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. This decrease was the result of reduced personnel in the general and administrative area resulting from our prior efforts to streamline and automate internal processes costs, controls and the consolidation of certain functions between Online Benefits and A.D.A.M.

Operating profit decreased $325,000 to $1,020,000 for the three months ended September 30, 2008 compared to an operating profit of $1,345,000 for the three months ended September 30, 2007. Operating profit also decreased $470,000 to $3,462,000 for the nine months ended September 30, 2008 compared to an operating profit of $3,932,000 for the nine months ended September 30, 2007. This decrease is directly related to the increase in sales and marketing personnel which was undertaken to increase our future growth rates. These increases were partially offset by the reduction of royalty fees and reduction of general and administrative personnel, which are also expected to carryover in future periods.

Other Expenses and Income

Interest expense was $318,000 and $626,000 for the three months ended September 30, 2008 and 2007, respectively. Interest expense was $1,128,000 and $1,938,000 for the nine months ended September 30, 2008 and 2007, respectively. This decrease in interest expense was primarily due to the $14,000,000 repayment on the term loan.

Interest income was $4,000 and $69,000 for the three months ended September 30, 2008 and 2007, respectively. Interest income was $26,000 and $125,000 for the nine months ended September 30, 2008 and 2007, respectively. These decreases were primarily due to the decrease in cash associated with the advance payments of the long-term note.

We recognized a loss on the sale of interest bearing short-term investments of $296,000 during the three months ended March 31, 2008 as short term investments of $2,716,000 were sold. A portion of these funds were used to make a $5,000,000 early payment on long-term debt in January 2008.

Net Income

As a result of the factors described above, net income decreased $100,000 to $688,000 for the three months ended September 30, 2008 compared to net income of $788,000 for the three months ended September 30, 2007. For the nine months ended September 30, 2008 and 2007, net income was $2,046,000 and $2,115,000, respectively, a decrease of $69,000.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2008, we had current assets of $6,404,000, including cash and cash equivalents of $2,388,000, and $19,266,000 in current liabilities, or a negative working capital of $12,862,000. Working capital includes $5,203,000 in deferred revenue for which we have already received payments. Instead of this affecting cash flow in the future, we are obligated to provide services related to those payments. There was also a $2,000,000 payment made at the end of September 2008 that was in advance of the original required repayment schedule on the long-term note debt associated with the OnlineBenefits acquisition. Current liabilities were increased during the quarter due to a reclassification of $6,000,000 from long-term debt to current liabilities because the Company did not meet all of the covenants in our Credit Agreement. The Company is currently working with the Lender on an amendment which would modify certain terms of the agreement, including certain financial covenants. Excluding the deferred revenue, the early debt payment of the long-term note, and the debt reclassification, working capital would have been $341,000. Our working capital is affected by the timing of each period end in relation to items such as payments received from customers, payments made to vendors, and internal payroll and billing cycles, as well as the seasonality within our business. Accordingly, our working capital, and its impact on cash flow from operations, can fluctuate materially from period to period. We also use working capital to finance ongoing operations, fund the development and introduction of new business strategies and internally developed software, acquire complementary businesses and acquire capital equipment.

Cash provided by operating activities was $5,521,000 during the nine months ended September 30, 2008, as compared to cash provided of $5,115,000 during the nine months ended September 30, 2007. This $406,000 increase was due to an increase in cash provided by accounts payable and accrued liabilities of $290,000 and an increase in cash provided by other liabilities of $223,000. The increase in cash provided by net income (net of non-cash related add-backs such as depreciation and amortization, loss on the sale of investments, and stock-based compensation expense) of $882,000, and additional cash provided by accounts receivable of $1,131,000, was offset by a decrease in cash provided by deferred revenue of $1,501,000 and a decrease in cash provided by prepaid and other assets of $683,000.

Cash used in investing activities was $278,000 during the nine months ended September 30, 2008, as compared to cash provided of $559,000 during the nine months ended September 30, 2007. During the nine months ended September 30, 2008, short-term investments of $2,716,000 were sold, being offset by $1,305,000 in property and equipment purchases and $1,577,000 in software product and content development costs. During the nine months ended September 30, 2007, cash was increased due to the change in restricted cash related to the payment of the OnlineBenefits note payable of $2,148,000, being offset by $354,000 in property and equipment purchases and $971,000 in software product and content development costs.

Cash used in financing activities was $8,280,000 during the nine months ended September 30, 2008, as compared to cash used of $2,511,000 during the nine months ended September 30, 2007. The $5,769,000 increase in cash used was primarily due to the $9,000,000 in payments made in 2008, related to the long-term debt associated with the OnlineBenefits acquisition. Payments of $2,000,000 related to the long-term debt and the payment of the OnlineBenefits note payable of $1,500,000 were paid during the same period in 2007.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements made in this report, and other written or oral statements made by or on behalf of A.D.A.M., may constitute “forward-looking statements” within the meaning of the federal securities laws. When used in this report, the words “believe,” “expect,” “estimate,” “intend” and similar expressions are intended to identify forward-looking statements. Statements regarding future events and developments and our future performance, as well as our expectations, beliefs, plans, intentions, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. Examples of such statements in this report include descriptions of our plans and strategies with respect to developing certain market opportunities, our overall business plan, our plans to develop additional strategic partnerships, our intention to develop certain platform technologies and our continuing growth. All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected. We believe that these forward-looking statements are reasonable; however, you should not place undue reliance on such statements. These statements are based on current expectations and speak only as of the date of such statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not have operations of a material nature that are subject to risks of foreign currency fluctuations, nor do we use derivative financial instruments. During the three months ended March 31, 2008, short-term investments of $2,716,000 were sold. As of September 30, 2008, we currently hold no short-term investments.

As of September 30, 2008, we had a total of $11,000,000 in variable rate debt at differing interest rates tied to LIBOR. If the interest rates on our existing variable rate debt were to increase by 10 percentage points over the next twelve months, we would incur $1,100,000 of additional interest expense over a 12-month period and would potentially be in default of the long-term debt covenants. LIBOR has fluctuated significantly due to market disruptions and is likely to fluctuate in the future. We have the ability to convert the interest on our term loan from LIBOR plus 4.00% per annum to Prime plus 2.75% per annum. We have the ability to convert the interest on our convertible loan from LIBOR plus 2.50% per annum to Prime plus 1.25% per annum.

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

Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2008, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

As of September 30, 2008, the Company was not in compliance with all the covenants of its Credit Agreement. The Company is in the process of obtaining an amendment to the Credit Agreement which would modify certain terms of the agreement, including certain financial covenants. At September 30, 2008, the balance related to the Credit Agreement was $11,000,000 and the Company was current on all payments required under the Credit Agreement.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our 2008 Annual Meeting of Shareholders on May 21, 2008. The following item was voted upon and the results of the voting were as follows:

To elect one director, Robert S. Cramer, to serve on our Board of Directors for a term of three years, expiring at the 2011 Annual Meeting of Shareholders and until his successor is elected and qualified. There were 7,803,500 votes for, and 440,588 votes withheld, for Mr. Cramer.

Directors continuing in their positions are Daniel S. Howe, Mark Kishel, Kevin S. Noland, and Clay E. Scarborough.

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

A.D.A.M., Inc. (Registrant)

Date: November 14, 2008	By:	/s/ KEVIN S. NOLAND
Kevin S. Noland President and Chief Executive Officer (principal executive officer)

Date: November 14, 2008	By:	/s/ MARK B. ADAMS
Mark B. Adams Chief Financial Officer and Corporate Secretary (principal financial officer)