Form 10-K
period 2008-12-31
ADAM INC
filed 2009-03-24
CIK 863650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-26962

A.D.A.M., INC.

(Exact name of registrant as specified in its charter)

Georgia	58-1878070
(State of incorporation)	(I.R.S. Employer Identification No.)

10 10th Street NE, Suite 525

Atlanta, Georgia 30309-3848

(Address of Principal Executive Offices, Zip Code)

1600 RiverEdge Parkway, Suite 100

Atlanta, Georgia 30328-4696

(Former Name or Former Address, if changed since last report)

Registrant’s telephone number, including area code:

(404) 604-2757

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

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☐    Smaller Reporting Company  ☒

                                                                     (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and directors are “affiliates” of the Registrant) as of June 30, 2008 (based on the closing sale price of the Registrant’s common stock, as reported on the Nasdaq Global Market on such date) was $70,868,269. There were 9,882,260 shares of common stock outstanding on March 20, 2009. Portions of A.D.A.M., Inc.’s Proxy Statement for the 2009 Annual Stockholder’s Meeting, to be filed within 120 days after the end of the registrant’s fiscal year, are incorporated by reference into Part III of this Annual Report.

A.D.A.M., Inc.

Annual Report on Form 10-K

For the Year Ended December 31, 2008

PART I.

Disclosure Regarding Forward Looking Statements

This Annual Report on Form 10-K (this “Report”) contains forward-looking statements, within the meaning of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Securities Act of 1933, as amended (the “Securities Act”) that involve risks and uncertainties. In some cases, forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may” and similar expressions. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All of these forward-looking statements are based on information available to us at this time, and we assume no obligation to update any of these statements. Actual results could differ from those projected in these forward-looking statements as a result of many factors, including those identified in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere. We urge you to review and consider the various disclosures made by us in this Report, and those detailed from time to time in our filings with the Securities and Exchange Commission (the “SEC”), that attempt to advise you of the risks and factors that may affect our future results.

ITEM 1.	BUSINESS

A.D.A.M., Inc. (Nasdaq: ADAM) primarily provides online information and technology solutions for employers, benefits brokers, healthcare organizations and online media companies. Our solutions are divided into two categories:

•	Health information and health decision support tools that we market to healthcare organizations, online media companies, and Internet search and technology firms; and

•

Benefits communications and decision support, human resources productivity, and benefits broker tools that we market to local and regional benefits brokers and national agencies with employer clients having less than 500 employees, and employers with more than 500 employees.

Our solutions are delivered through a Platform as a Service-type model (PaaS) that provides rapid and efficient deployment of our products and allows us to integrate third party products and services that we monetize across our network of clients and end users.

For the end users of our solutions—consumers, employees, patients, and health plan members—our products and services help people to better understand their health, and the benefits plans their employers provide, and make well informed decisions about their healthcare and benefits selections. In addition, we help people understand the relationship between their benefits and the costs associated with them. This connection between financial understanding and benefits choice and use of benefits is increasingly important as consumers are assuming more of the financial responsibilities for their healthcare. For our brokers and employer clients, our solutions provide the platform necessary to communicate, educate and enroll in benefits plans. For our healthcare and consumer health clients, our health information platform provides a broad portfolio of health reference products designed to promote services, build site traffic, and aid in the management of healthcare.

In addition to our health information and benefits solutions, we also market a series of anatomy and physiology products for the K-12 and undergraduate educational market.

Health Information Solutions

Our proprietary health information products are derived from what we believe to be one of the largest continually enhanced online consumer health reference information libraries available. The web-based information we provide includes information on diseases, symptoms, treatments, surgical procedures, specialty medicine and topics, and alternative medicine. Our content is enhanced with visuals, animations and other new media providing a graphically rich environment to promote learning retention and interactivity. In addition, we offer a number of health-related applications, such as health risk assessments and other decision support applications that are used by consumers to make informed healthcare decisions.

We market our health information solutions to a number of market segments, including:

•

Healthcare Providers—hospitals and hospital systems that license our products for use on their consumer and patient-facing web sites. Our products help healthcare providers drive awareness to their services through site traffic, build brand credibility with expert health content offerings, and improve physician loyalty.

•

Health Plans—health plans use our content as part of their overall care management strategies by making our information available to members through their member web sites. Our content helps plan members better understand their health, when to seek advice of a physician and how to live a healthier lifestyle. We also help improve members’ awareness and education on chronic disease conditions.

•

Online Media and Internet Search Providers—national consumer portals, online media organizations and Internet technology companies use our content to build site traffic, enhance their brand and expand their page inventory for advertising.

•

Healthcare Information Technology—electronic medical record providers and other healthcare technology companies integrate our content into their clinical applications for use in making context-relevant information available to patients and plan members.

We provide our clients with a flexible approach to the selection and deployment of our products. Through our proprietary content platform, our clients can choose to deploy the entire suite of our information or they can select those modules that are most relevant to their targeted business objectives. Our proprietary health information solutions can be grouped into four categories:

•	Health Reference—a collection of more than 3,600 articles and thousands of medical images that span disease information, treatment, symptoms, injuries, and surgical procedures;

•

Interactive Decision Support—a series of tools designed to attract and engage web site visitors while helping them better understand their healthcare needs. These products help consumers navigate to the right kind of information, assess their health, and educate themselves on health issues to make informed healthcare decisions;

•

Specialty Programs—groupings of our health information designed to help healthcare organizations promote key areas of their business. We offer a number of specialty programs including pregnancy, heart health, chronic conditions, women’s health and complementary and alternative medicine; and

•

Marketing Technologies—many of our clients want to optimize the number and quality of visitors to their organization’s web site. We help healthcare organizations achieve a strong return on investment by providing tools and programs to assist in building and measuring site traffic associated with the deployment and use of our health information. These technologies include embedded XML metadata, web site analytics and other technologies, including mobile.

Our health information is written by our team of medical writers and editors and is subject to rigorous editorial and quality assurance standards. We use an extensive outside network of leading physicians and specialists from widely respected academic institutions and leading healthcare facilities who review and provide updates to our content on a regular basis. Our health information is also accredited by URAC, a leading third-party accreditation organization that ensures our content meets a high standard of accuracy. We are also a founding member of Hi-Ethics, a coalition of the most widely referenced health web sites and information providers committed to developing industry standards for the quality of consumer health information.

Broker and Employer Solutions

Our primary product for benefits brokers and employers is Benergy™, a co-branded, web-based portal for employees that communicates benefits and other company-sponsored information, improves benefits education and selection, automates benefits enrollment, manages healthcare financial accounts, such as Flexible Spending Accounts (FSA), and provides health content and decision support tools to aid in health education and awareness. The tools, information and services offered through Benergy automate and streamline many important human resource (HR) functions so that employers can optimize their time and reduce administrative costs—while providing employees with a high level of access to pertinent benefits and health information. Benefits brokers consider Benergy to be an important part of their service offering to their employer clients. Brokers make available to their clients a Benergy site that is populated with that employer’s specific benefits plan information. In many instances they manage the Benergy site on behalf of their employer client, providing a deeper level of client service.

Benergy is designed to address the needs of the small-to-mid-size employer (SME) market, which we consider to be those employers employing between 10 and 5,000 employees. Benergy is marketed to benefits brokers who are marketing to employers with typically less than 500 employees, and to employers with more than 500 employees directly through our team of direct sales executives. Brokers and employers enter into annual subscription agreements with us. The broker agreements typically are sold on a tiered, volume-based pricing scenario with minimum annual commitments. Agreements directly with employers are typically priced on a Per Employee Per Month (PEPM) basis. Our broker customer base encompasses a network of more than 500 benefits brokers throughout the United States.

An important part of our Benergy system is automated, online benefits enrollment. With this application, which is integrated into Benergy, employees can enroll in their benefits plans quickly, easily and online with no paper forms. Once enrolled, employees are able to view their benefits elections and confirmation statements at any time. For the employer, our enrollment application reduces the amount of paperwork and time required by benefits personnel and improves the error rate by electronically feeding enrollment data directly to the carriers. Through the system’s reporting capabilities, employers are able to manage and view enrollment statistics and other vital employee enrollment information at any time.

Because of the PaaS model we use for Benergy, other products and services that we may obtain from third parties can be efficiently integrated and made available through our Benergy system. Other products and services we currently offer include:

•	Tax-advantaged Health Accounts—these include FSAs, Health Savings Accounts (HSA), Health Reimbursement Accounts (HRA) and Commuter Reimbursement Accounts (CRA);

•	COBRA Administrative Services—comprehensive administration services for COBRA and for state benefits continuation requirements; and

•

Consolidated Billing—assists employers with the complicated task of maintaining group health and welfare eligibility databases, disbursing payments to carriers, and reconciling monthly bills to make sure payments are properly and timely made.

Broker Solutions

In addition to Benergy, we offer benefits brokers a comprehensive agency management system called AgencyWare™. With AgencyWare, brokers can manage the entire employer client lifecycle, moving prospects through each phase of the sales process, sending requests for proposals (RFPs), preparing client presentations, managing client renewals and commissions, tracking customer service issues and organizing client data. We also offer brokers other tools that improve their communication with their respective clients:

•

Client Community—a personalized portal that allows brokers to stay in touch with their clients at all times. Through Client Community, the broker can provide each employer 24/7 access to a variety of research tools, employee communications and other services. Client Community is also a two-way workspace where brokers and their clients can share messages and documents in a secure online environment. Directing all of the brokers’ clients to a single online space allows brokers to equip their clients’ HR staff with research tools along with information and news about the brokers’ services;

•

Advisor Tools—a collection of tools that provide brokers access to research and regulatory information, benchmark reporting, broker-to-broker messaging, regulatory reference materials, and other business tools.

Education

Our software application products for education include A.D.A.M. Interactive Anatomy, our primary product for the undergraduate educational market, Interactive Physiology, also sold to the undergraduate market and which we co-market with one of our publisher partners, and a series of products designed for the K-12 market. We sell these products, which are shipped on CD-ROM or DVD media, through our web site and direct sales force and selected educational resellers and distributors. The production of our software products includes CD-ROM/DVD-ROM pressing, assembly of purchased product components, printing of product packaging and user manuals and shipping of finished goods, all of which is performed by third-party vendors in accordance with our specifications and forecasts.

Market Opportunity

We believe the market opportunity for our products and services is significant. Healthcare and benefits choices are becoming increasingly more complex. Consumers are assuming more of the financial responsibilities and healthcare decision-making as employers continue to shift the rising costs of benefits to their employees. At the same time, businesses are faced with increasing pressure to reduce administrative costs and find creative new ways to grow revenue with fewer resources.

Our health information solutions provide our clients ways to accomplish their business objectives while providing consumers a valuable service. The interactive nature of web-based information products can create stronger affiliations between consumers and healthcare organizations than traditional media and communication tools, at a lower cost. The primary market for our health information is the approximately 2,500 acute care, non-governmental hospitals and health systems with over 100 beds, regional and national health plans, online media organizations, consumer portals that offer health information, and other Internet search and technology companies.

Our solution for employers, Benergy, reduces costs by making benefits and other company-sponsored information available online, automating complex HR tasks and reducing paperwork. Benergy also helps employees make informed decisions about their health and benefits, which leads to improved productivity and employee satisfaction. Our solutions for benefits brokers provide enhanced value and service to their employer client relationships and tools to automate and manage their agency. The market for Benergy among employers is significant. According to 2008 data, there are over 1.5 million employers in the U.S. We reach employers with less than 500 employees primarily though our benefits broker channel. Currently we have over 500 benefits brokers under contract. We target the approximately 26,000 employers that have between 500 and 5,000 employees through a direct sales team as well as in conjunction with our brokers.

We believe that our Benergy system is uniquely positioned to take advantage of many of the macro trends occurring with employees. For example, according to the Kaiser Family Foundation 2007 Employer Health Benefits Annual Survey, health insurance premiums grew a cumulative 78% between 2001 and 2007, outpacing cumulative wage growth of 19% over the same period. These premium cost trends together with other business and economic factors suggest that employers will continue to look for ways to reduce costs and improve worker productivity either by shifting more of the benefits costs to their employees or adopting Consumer Driven Health Plans (CDHP). CDHPs continue to gain traction with employers; as well-designed CDHPs can lower healthcare utilization and improve worker productivity through increased consumer engagement in their health and health finances. This is supported by several national studies conducted in 2007 from AON Consulting and Towers Perrin that report 11 to 12 million CDHP members—up from an estimated 500,000 in 2003—and growing 20-30% per year. According to the 2008 UBA Health Plan Survey, CDHPs increased 43% from 2007 and now comprise 13% of all plans being offered by employers. Additionally, the UBA Survey reported that approximately 10% of employers offer wellness programs and of those more than 75% include health risk assessments. We believe that these trends toward CDHPs and consumer engagement will be a key driver of our growth over the next several years.

We believe that our products provide the following benefits to employers:

•	improved health outcomes by providing prevention and wellness information;

•	more efficient utilization of healthcare services and benefits plans through a better understanding of treatment plans and options, and through access to information and decision-support applications;

•	improved compliance with benefits plans and clinical guidelines;

•	reduced provider costs and drug costs through better education and more informed decision-making in regard to utilization of healthcare services;

•	reduced administration costs related to benefits administration, communication and benefits education to employees; and

•	assistance in identifying at risk employee populations through risk assessment tools which provide increased opportunities to prevent adverse and catastrophic medical conditions.

Customer Support and Client Services

We believe that delivering quality customer support and client services provides us with a significant opportunity to differentiate ourselves in the marketplace. We believe that a high level of customer support is critical to our overall ability to deliver solutions to our clients. We provide customer support in two categories: (i) professional services, which include implementation and knowledge management (or training) services, and (ii) technical support services. Additionally, we provide hosting services for all of our Benergy clients and some of our Health Information clients.

•

Professional Services—services we may provide our clients include implementation, requirements specification, testing, and knowledge management (or training) services. Additionally, we provide implementation assistance and software and content customization services.

•	Customer Technical Support—we provide comprehensive technical and product-based support to our clients online and through telephone support.

Competition

The market in which we operate is highly competitive and continually evolving. Some of our competitors have greater technical, product development, marketing, financial and other resources than we do. These organizations may have longer operating histories, greater brand recognition and larger customer bases. We believe other competitive factors in our markets include product pricing, features, ease of implementation and use, and the quality of customer support. We cannot provide assurance that we will be able to compete successfully against these organizations. Our competitors vary by market and type of service and are categorized as follows:

•	Private portal and consumer health content providers such as WebMD Health Corp., StayWell Custom Communications (part of MediMedia USA), EBSCO and Healthwise, Inc.;

•

Public sector, government and non-profit organizations that provide healthcare information without advertising or commercial sponsorships such as the American Medical Association, the Mayo Clinic, the Department of Health and Human Services National Institutes of Health and the American Cancer Society;

•

Wellness and disease management providers, including Healthways, Inc., and SHPS, Inc.; and health information service offerings of health plans and their affiliates such as United Healthcare Group and Aetna;

•	Agency management providers, including Zywave, Inc., Vertafore, Inc., and GBS, Inc.;

•	Benefits communication portal providers, including Enwisen, Inc., Vertafore, Inc. and Automatic Data Processing, Inc.;

•	Online benefits enrollment providers, including ADP, Benetrac, Inc. (now Paychex) and bswift;

•	Human Resource Management Systems (HRMS) providers (not direct competitors), such as Oracle, Lawson, Ceridian, Ultimate Software, Inc. and Paychex; and

•	Consulting firms such as Towers Perrin, Hewitt Associates and Watson Wyatt Worldwide.

Proprietary Rights and Licenses

We regard our software applications, publications and content assets as proprietary. We rely primarily on a combination of copyright, trademark and trade secret laws and employee and third-party nondisclosure agreements to protect our proprietary rights. We have obtained U.S. federal registrations of the trademarks and the logos for “A.D.A.M.” and the marks we acquired from Online Benefits Inc. (“OnlineBenefits”), including the service mark “Benergy”, as well as numerous other trademarks, which identify our products. We have also obtained registrations of the “A.D.A.M.” trademark in Australia, Austria, Belgium, The Netherlands, Luxembourg, Canada, Chile, China (People’s Republic), Denmark, France, Germany, India, Ireland, Italy, Malaysia, New Zealand, Portugal, South Africa, Sweden, Switzerland and Taiwan. We have acquired and are using a number of registered and unregistered trademarks to identify our products. We use the “A.D.A.M.” mark in Japan under license with Kataken Seiko K.K. We are also the owner of a number of domain name registrations.

We have applied for and/or obtained numerous U.S. copyright registrations and trademarks for our software, publications and content products, including the Health Illustrated Encyclopedia, A.D.A.M. Interactive Anatomy, and Pregnancy Health Center. Additionally, we have obtained U.S. copyright registrations and trademarks for the products we acquired from OnlineBenefits, including Benergy, Ready…Enroll, Real Value Statement and Benevents.

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

We believe that our products, trademarks and other proprietary rights do not infringe upon the proprietary rights of third parties and to date no third party has filed an infringement claim against us. However, as the number of products in our industry increases and the functionality of these products overlap, content and software providers, including A.D.A.M., may become increasingly subject to infringement claims. There can be no assurance that third parties will not assert infringement claims against us in the future with respect to current or future products, trademarks or other works of A.D.A.M., or that any assertion will not require us to enter into royalty arrangements or result in costly litigation.

Employees

As of December 31, 2008, we had 118 employees, 70 of which were employed at our corporate headquarters in Atlanta. Of the total employees, 63 were engaged primarily in product and content development and customer and client services, 38 in sales and marketing and 17 in information technology, finance and administration.

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

Corporate Information

A.D.A.M., Inc. is a Georgia corporation that was incorporated in 1990. Our principal offices are located at 10 10th Street NE, Suite 525, Atlanta, Georgia 30309-3848 and our telephone number is (404) 604-2757.

Our website address is www.adam.com. Information contained on our website is not a part of, and is not incorporated into, this Report. Our filings with the SEC are available without charge on our website as soon as reasonably practicable after filing. We make available on our website free of charge copies of materials we file, or furnish to, the Securities and Exchange Commission, or SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC. In addition to visiting our website, you may read and copy public reports we file with or furnish to the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet website that contains our reports, proxy and information statements, and other information that we file electronically with the SEC at www.sec.gov.

ITEM 1A.	RISK FACTORS

We operate in a rapidly changing environment that presents numerous risks, many of which are driven by factors we cannot control or cannot always predict. The following discussions, in addition to other factors addressed elsewhere in this report, highlight some of the factors that could cause our future results to differ materially from the past results or expected future results:

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

•

Our benefits management and administrative products compete with other providers of benefits management services, including those provided through payroll and other business outsourcers as well as human resource management systems providers.

•	Our agency management services face competition from other agency management providers and consulting firms.

•

We must make significant investments in our products and market development in anticipation of future market opportunities and conditions. If we are unable to make these investments or we are unsuccessful in obtaining future revenues and customer relationships from these investments, then our future operating results could be adversely affected.

•

We may be unable to successfully identify, acquire, manage or integrate other businesses into our infrastructure. Our long-term growth strategy includes acquiring additional businesses with complementary products, technologies or professional services. We may not be successful in acquiring other complementary businesses or assimilating the acquisitions, their personnel and their operations. These difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations. Future acquisitions may also cause us to incur expenses such as in-process research and development expenses, or write-offs of goodwill and capitalized software development costs, which may negatively affect our earnings. We cannot be certain that we will successfully overcome these risks with respect to any future acquisitions. In addition, we have historically paid a portion of the consideration for some of our acquisitions by issuing common stock. The issuance of additional common stock or other securities convertible into common stock in connection with future acquisitions would dilute the ownership interests of our existing shareholders.

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

•

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

•

We could be subject to breach of warranty or other claims by clients if the software and systems we use to provide them contain errors or experience failures which could result in our inability to meet contractual performance standards or failure to meet expectations that our clients have for them. Clients may seek compensation from us or may seek to terminate their agreements with us, withhold payments due to us, seek refunds from us of part or all of the fees charged under those agreements or initiate litigation or other dispute resolution procedures as a result of such errors or failures. In addition, we could face breach of warranty or other claims by clients or additional development costs as a result of such errors or failures. Our software and systems are inherently complex and, despite testing and quality control, we cannot be certain that they are error free.

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

•

As the number of products in our industry increases and the functionality of these products overlap, content providers may become increasingly subject to infringement claims. There can be no assurance that third parties will not assert infringement claims against us in the future with respect to current or future products, trademarks or other works of A.D.A.M. A claim of infringement against us, with or without merit, could be time consuming and expensive to litigate or settle, and could divert management’s attention from our operations. An adverse determination against us could require us to enter into royalty arrangements or prevent us from offering our services.

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

•

As our business has grown, we have become increasingly subject to the risks arising from adverse changes in domestic and global economic and political conditions. For example, the U.S. economy has recently been weakened due to many factors, including the credit market crisis, reduced credit availability, bank failures, slower economic activity, bankruptcies, increased unemployment, adverse business conditions, concerns about inflation and fear of a recession. If weakness in the economies of the U.S. and other countries persists, many customers may delay or reduce technology purchases. This could result in reductions in sales of our products, longer sales cycles, slower adoption of new technologies, increased price competition, customers purchasing fewer services than they have in the past, customers requesting longer payment terms, customers failing to pay amounts due and slower collections of accounts receivable. Any of these events would likely harm our business, results of operations, financial condition and cash flow from operations.

•

The capital and credit markets have been experiencing volatility and disruption for more than a year. In recent months, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

•

The Company may have to write-down the value of its goodwill if the equity market and the market price of the Company’s stock indicates the fair value of the assets acquired in the Online Benefits acquisition in 2006 are priced above the fair value. Goodwill and other intangibles are evaluated periodically using GAAP fair value rules, which are derived from the equity market and the Company’s stock prices.

•

We may be unable to obtain sufficient capital to pursue our growth and market development strategies, which would hurt our financial results. Our market capitalization, by its size and liquidity, may limit our ability to sell additional stock. If we are unable to raise necessary capital, our future strategies may be limited and our future results could be affected.

•

We rely on financial institutions for substantial amounts of credit financing, including both currently outstanding loans and unused line of credit facilities, to provide funding for our operations. We may not be able to maintain these existing relations or we may not meet the existing financial covenants that would require us to significantly alter our strategies and operations and may impact our financial results in the future.

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

•

We face technological challenges in our ability to deliver information in the rapidly changing healthcare industry, which may limit our ability to maintain existing customers or attract new customers. We believe that health information will become more customized to an individual’s personal health management needs. As a result, we will need to have adequate technology infrastructure that will allow us to deliver in a cost-effective manner portions of our content assets based on each customer’s requirements.

•

We face potential risks and financial liabilities associated with obtaining and transmitting personal account information that includes social security numbers and individual health-related information. Information may be accessed by outsiders by breaching our security systems or by inappropriate actions of our personnel. Our risks would include damage of our reputation, additional costs to address and remediate any problems encountered as well as litigation and potential financial penalties.

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

•

We must comply with Section 404 of the Sarbanes-Oxley Act which requires us to incur expenses associated with the development and testing of our internal controls. There can be no assurance that we will not have significant deficiencies or material weaknesses in our internal controls or that we will not encounter higher than anticipated disruptions and expenses associated with compliance that may adversely affect our earnings and our share price.

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

Our headquarters are located in approximately 24,000 square feet of leased office space in Atlanta, Georgia. The term of the lease ends in April 2019.

Previously, our headquarters were located in approximately 12,000 square feet of leased office space in Atlanta, Georgia. The term of that lease extended to September 2008. Until September 2006, we sublet approximately 500 square feet of this space to a company whose Chairman is also our Chairman, in which we collected $1,200 per month for lease payments and other shared services.

In addition, we have leased office space of approximately 36,000 square feet in Uniondale, New York. This lease extends through June 2011. This space is sublet to unrelated third parties for $72,000 per month. The difference between our lease rate and the income from the sublease contracts has been recorded as a liability on our accompanying consolidated balance sheet.

If additional facilities are required, we believe that suitable facilities will be available at market rates.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price Information

Our common stock is traded on the Nasdaq Global Market (Nasdaq) under the symbol “ADAM.” As of March 20, 2009, there were 9,882,260 holders of record of the Company’s common stock.

The following table sets forth the high and low sales price of our common stock for each quarter during the last two years, as reported by Nasdaq:

	High	Low
Year Ended December 31, 2007
Quarter ended March 31, 2007	$7.24	$5.75
Quarter ended June 30, 2007	$6.91	$6.06
Quarter ended September 30, 2007	$7.81	$6.54
Quarter ended December 31, 2007	$9.62	$7.51

Year Ended December 31, 2008
Quarter ended March 31, 2008	$8.99	$6.24
Quarter ended June 30, 2008	$7.80	$6.50
Quarter ended September 30, 2008	$7.49	$4.73
Quarter ended December 31, 2008	$5.48	$2.85

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

Issuer Purchases of Equity Securities

We did not make any repurchases of our equity securities during the fourth quarter of 2008.

Stock Performance Graph

The graph below compares the cumulative 5-year total stockholder return on our company from December 31, 2003 through December 31, 2008, with the cumulative total returns of the Nasdaq Composite index and a Research Data Group (“RDG”) Internet Composite Index. The graph assumes that the value of the investment in our common stock, Nasdaq and the RDG index (including reinvestment of dividends) was $100 on December 31, 2003 and tracks it through December 31, 2008. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

The following performance graph and related information shall not be deemed “soliciting material” or be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference into such filing.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among A.D.A.M. Inc., The Nasdaq Composite Index,

The RDG Internet Composite Index And The RDG Technology Composite Index

* $100 invested on 12/31/03 in stock & index-including reinvestment of dividends.

Fiscal	year ending December 31.

	12/2003	12/2004	12/2005	12/2006	12/2007	12/2008
A.D.A.M., Inc.	$100.00	$204.10	413.33	$311.79	$429.23	$205.13
NASDAQ Composite	100.00	110.08	112.88	126.51	138.13	80.47
RDG Internet Composite	100.00	114.69	116.44	133.17	162.74	88.24
RDG Technology Composite	100.00	104.00	106.32	115.97	132.44	75.00

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data for the years ended December 31, 2008, 2007 and 2006, and as of December 31, 2008 and 2007, has been derived from the audited consolidated financial statements included elsewhere herein and should be read in conjunction with such consolidated financial statement and the accompanying notes. The selected financial data presented below for the years ended December 31, 2005 and 2004, and as of December 31, 2006, 2005 and 2004, has been derived from audited financial statements not included herein. The results of operations of prior periods are not necessarily indicative of results that may be expected for any other period. The following selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K (this “Report”).

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues, net	$28,857	$27,878	$16,505	$10,054	$8,433
Gross profit	22,957	21,309	13,064	7,991	6,716
Operating income	1,802	4,759	3,132	1,289	1,539
Income tax benefit	—	1,510	—	5,500	—
Net income	38	3,939	2,548	7,062	1,621
Basic net income per share	$0.00	$0.42	$0.30	$0.87	$0.21
Weighted average number of common shares outstanding, basic	9,813	9,461	8,630	8,108	7,879
Diluted net income per share	$0.00	$0.38	$0.25	$0.75	$0.19
Weighted average number of common shares outstanding, diluted	10,642	10,442	10,074	9,468	8,742

	As of December 31,
	2008	2007	2006	2005	2004
	(In thousands)
BALANCE SHEET DATA:
Total assets	$53,146	$59,970	$60,138	$21,880	$13,244
Long-term debt	8,000	16,750	24,000	—	—
Total liabilities	21,324	30,423	36,669	4,736	4,395
Total shareholders’ equity	31,822	29,547	23,469	17,144	8,849
Working capital (deficit)	(5,321)	1,228	3,084	8,576	4,266

	Year Ended December 31,
	2008	2007	2006	2005	2004
PERCENT OF REVENUE:
Gross profit	79.6%	76.4%	79.2%	79.5%	79.6%
Operating income	6.2%	17.1%	19.0%	12.8%	18.2%
Net income	0.1%	14.1%	15.4%	70.2%	19.2%

	Year Ended December 31,
	2008	2007	2006	2005	2004
NON-GAAP DISCLOSURE:
Net income, GAAP	$38	$3,939	$2,548	$7,062	$1,621
Facility consolidation	2,193	—	—	—	—
Loan refinance	813	—	—	—	—
Stock-based compensation	903	758	136	644	—
Amortization of purchased intangibles	753	753	288	—	461
Severance	—	529	485	—	—
Income tax benefit	—	(1,510)	—	(5,500)	—

Net income, Adjusted Non-GAAP	4,700	4,469	3,457	2,206	2,082
Interest expense (income)	1,468	2,330	584	(313)	(82)
Depreciation and amortization	1,396	1,174	872	893	690
Income tax expense	—	—	—	100	—
Loss on the sale of investments	296	—	—	—	—

EBITDA, Adjusted Non-GAAP	7,860	7,973	4,913	2,886	2,690

These non-GAAP operational measures, including adjusted net income and adjusted EBITDA, are used by us as broad measures of financial performance that encompass our operating performance, cash, capital structure, investment management, and income tax planning effectiveness. These operational measures are used by management to report our financial results and forecasts to our board of directors, evaluate the operating performance of our company, manage and compare performance internally and externally against our peers, and establish internal operating targets. These operational measures are not calculated in accordance with GAAP, and should be considered supplemental to, and not as a substitute for, or superior to, financial measures calculated in accordance with GAAP. These operational measures have limitations in that they do not reflect all of the costs or reductions to revenues associated with the operations of our business as determined in accordance with GAAP, primarily the effects of a facility consolidation, a loan refinance, stock-based compensation, amortization of intangible assets, acquisition related expenses and the income tax benefits from valuation of future tax loss carryforwards. In addition, these operational measures may not be comparable to non-GAAP financial measures reported by other companies. As a result, one should not consider these measures in isolation or as a substitute for analysis of our results as reported under GAAP. We compensate for these limitations by analyzing current and future results on a GAAP basis as well as a non-GAAP basis, prominently disclosing GAAP results and providing reconciliations from GAAP results to operational measures. The limitations in relying on our non-GAAP financial measures include the fact that the adjusted net income and adjusted EBITDA operational measures do not include the impact of a facility consolidation, a loan refinance, stock-based compensation, amortization of intangible assets, acquisition related expenses and the income tax benefits from valuation of future tax loss carryforwards. We expect to continue to incur expenses similar to the non-GAAP adjustments described above, and the exclusion or inclusion of these items from our non-GAAP financial measures should not be construed as an inference that these costs are unusual or infrequent.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This analysis of our results of operations should be read in conjunction with the accompanying consolidated financial statements, including notes thereto, contained in Item 8 of this Report. This Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. Statements that are predictive in nature and that depend upon or refer to future events or conditions are forward-looking statements. Although we believe that these statements are based upon reasonable expectations, we can give no assurance that their goals will be achieved. Please refer to the discussion of forward-looking statements included in Part I of this Report.

Overview

We provide online information and technology solutions for employers, benefits brokers, healthcare organizations and online media companies. For the end users of our solutions—general consumers, employees, patients, and health plan members—our products and services help people to better understand their health, better understand the benefits plans their employers provide, and make well informed decisions about their healthcare and benefits selections. In addition, we help people understand the relationship between their benefits and the costs associated with them. This connection between financial understanding and benefits choice and use of benefits is increasingly important as consumers are assuming more of the financial responsibilities for their healthcare.

Our proprietary health information products are derived from what we believe to be one of the largest continually enhanced online consumer health reference information libraries available. The information we provide which is web-based, includes information on diseases, symptoms, treatments, surgical procedures, specialty medicine and topics, and alternative medicine. Our content is enhanced with visuals, animations and other new media that provides a graphically rich environment to promote learning retention and interactivity. In addition, we offer a number of health-related applications, such as health risk assessments and other decision support applications that are used by consumers to make informed healthcare decisions.

Our primary product for benefits brokers and employers is Benergy™, a co-branded, web-based portal for employees that communicates benefits and other company sponsored information, improves benefits education and selection, automates benefits enrollment, manages healthcare financial accounts such as Flexible Spending Accounts, and provides health content and decision support tools to aid in health education and awareness. The tools, information and services offered through Benergy automate and streamline many important human resources (HR) functions so that employers can optimize their time and reduce administrative costs—while providing employees with a high level of access to pertinent benefits and health information. Benefits brokers consider Benergy to be an important part of their service offering to their employer clients. Brokers make available to their clients a Benergy site that is populated with that employer’s specific benefits plan information. In many instances they manage the Benergy site on behalf of their employer client, providing a deeper level of client service.

In addition to Benergy, we offer benefits brokers a comprehensive agency management system called AgencyWare. With AgencyWare, brokers can manage the entire employer client lifecycle—moving prospects through each phase of the sales process, sending requests for proposals (RFP’s), preparing client presentations, managing client renewals and commissions, tracking customer service issues and organizing client data. We also offer brokers other tools that improve their communication with their respective clients.

We sell our health information products primarily through multi-year licensing agreements to many different types of healthcare and health-related organizations including hospitals, health plans, system integrators, pharmaceutical companies, health-oriented Internet websites, healthcare technology companies and employers. Our health content solutions are used by our customers as part of their Web initiatives, imbedded in healthcare applications such as an electronic medical record or disease management applications, contained in a printed or CD-ROM format, or combined with other products that may be offered to a healthcare consumer.

We sell our Benergy and broker management system primarily through annual licensing agreements with group insurance brokers. Our brokers pay us a minimum annual fee for a predetermined number of end user licenses to Benergy. We also offer additional products in addition to the base Benergy product, such as online enrollment, which often times is sold by us directly to the employer. The annual license agreements typically provide for a minimum monthly financial commitment and additional fees, if usage exceeds the minimum.

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

We derive revenues from the following sources: (1) electronically delivered software, which includes software license and post contract customer support (PCS) revenue, (2) hosted software, which includes software license, hosting and PCS revenue, (3) professional services and (4) product sales. We recognize revenue when: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. When a contract includes multiple elements, such as software and services, the entire fee is allocated to each respective element based on vendor specific objective evidence of fair value, and recognized when the revenue criteria for each element is met.

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

We previously accounted for stock-based compensation expense under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Under Accounting Principles Board Opinion No. 25, we would not have recognized any compensation cost, because our options were granted at market value. On January 1, 2006, we adopted SFAS No. 123R using the modified prospective application transition approach method. We expect to incur approximately $822,000 of expense over a weighted average of 1.6 years for all unvested options outstanding at December 31, 2008.

RESULTS OF OPERATIONS

Year ended December 31, 2008 compared to year ended December 31, 2007

Revenues (numbers in table in thousands)

	Year Ended December 31,		$ Change	% Change
	2008	2007
A.D.A.M., Inc. Consolidated
Licensing	$25,395	$23,563	$1,832	7.8%
Product	1,182	1,642	(460)	(28.0)%
Professional services and other	2,280	2,673	(393)	(14.7)%

Total Net Revenues	$28,857	$27,878	$979	3.5%

Total net revenues increased 3.5%, or $979,000, to $28,857,000, for the year ended December 31, 2008 compared to the year ended December 31, 2007. For the periods shown above, over 85% of those revenues came from the licensing of our health information services and benefits technology solutions.

Licensing revenues are recognized on a monthly basis, either based on usage, expiration of monthly minimums, or on a straight-line basis over the life of the contract. Therefore, fluctuation in licensing revenue is due to new contracts, customer usage levels or contract terminations. We annualize each contract’s committed value and use changes to that value, from new sales or terminations, to calculate a net client retention rate.

Our increase in licensing revenue is a result of new customer contracts and client retention from our health information products. We derive those revenues primarily from healthcare organizations and healthcare information technology companies. The increase in new customer contracts is a result of the increased staffing in sales and marketing personnel, product enhancements, and an increase in the demand for online consumer-focused health information.

Revenues from product sales decreased by 28.0%, or $460,000, to $1,182,000 for the year ended December 31, 2008 compared to the year ended December 31, 2007. Our product revenues consist primarily of CD-based product sales to the educational market. Revenues were lower in this area due to a market shift from CD-based products to online solutions. We are planning to invest in new product development of online solutions to meet the current market requirements.

Professional services and other revenue decreased $393,000, or 14.7%, to $2,280,000 for the year ended December 31, 2008 compared to the year ended December 31, 2007. Professional services and other revenue are derived from products such as custom implementation services, flexible spending account services, direct to consumer products, and sales of nonrecurring products such as books, publications, and medical images. In the fourth quarter last year, we recorded over $350,000 in revenue for a professional services engagement that was nonrecurring.

Operating Costs and Expenses (numbers in table in thousands)

	Year Ended December 31,		$ Change	% Change
	2008	2007
A.D.A.M., Inc. Consolidated
Cost of revenues	$4,201	$5,092	$(891)	(17.5)%
Cost of revenues—amortization	1,699	1,477	222	15.0%
Product and content development	6,022	5,820	202	3.5%
Development capitalization	(1,725)	(1,154)	(571)	49.5%
Sales and marketing	8,961	6,026	2,935	48.7%
General and administrative	7,897	5,858	2,039	34.8%

Total Operating Cost and Expenses	$27,055	$23,119	$3,936	17.0%

Cost of revenues consists primarily of costs associated with royalties, distribution license fees, and personnel support for our products and services. Cost of revenues decreased $891,000, or 17.5%, to $4,201,000 for the year ended December 31, 2008 compared to the year ended December 31, 2007. This decrease is primarily the result of lower royalty costs from the elimination or expiration of certain royalty agreements related to our healthcare products.

Cost of revenues—amortization increased $222,000, or 15%, to $1,699,000 for the year ended December 31, 2008 compared to the year ended December 31, 2007. Cost of revenues—amortization consists of costs associated with amortization of capitalized customer lists, software product, and content development costs. Cost of revenues—amortization for customer lists and software product related to the acquisition of OnlineBenefits was $753,000 for the year ended December 31, 2008 and 2007. The amortization increases primarily relate to new benefit technology product releases and other product enhancements that were made in the second half of 2007.

Product and content development expenses increased $202,000, or 3.5%, to $6,022,000 for the year ended December 31, 2008 compared to the year ended December 31, 2007. Product and content development expenses consist of salary and costs associated with engineering and developing our product and service offerings. Development capitalization increased $571,000, or 49.5%, for the year ended December 31, 2008 compared to the year ended December 31, 2007. This increase in development is due to investments to enhance the functionality of our broker and employer solution products. Due to the increase in capitalization, the net expense decreased $369,000 for the year ended December 31, 2008 compared to the same period in the prior year.

Sales and marketing expenses increased 48.7%, or $2,935,000, to $8,961,000 for the year ended December 31, 2008 compared to the year ended December 31, 2007. Sales and marketing expenses include the personnel costs of sales and marketing personnel and their related travel and support costs and the costs of our marketing and public relations programs. This increase is primarily attributable to the hiring of additional sales and customer relations personnel and related expenses in order to expand our sales presence, pursue additional market opportunities, and enhance our customer service levels.

General and administrative expenses increased 34.8%, or $2,039,000, to $7,897,000 for the year ended December 31, 2008 compared to the year ended December 31, 2007. The fourth quarter 2008 includes $3,006,000 of costs associated with a facility consolidation and a loan refinance. This expense was offset by reduced personnel in the general and administrative area resulting from our prior efforts to streamline and automate internal processes costs, controls and the consolidation of certain functions between Online Benefits and A.D.A.M. In the fourth quarter of 2007, we recorded severance expense of $529,000.

Operating profit decreased $2,957,000 to $1,802,000 for the year ended December 31, 2008 compared to an operating profit of $4,759,000 for the year ended December 31, 2007. This decrease is directly related to the facility consolidation and refinance of the Capital Source Loan.

Other Expenses and Income

Interest expense was $1,495,000 and $2,565,000 for the years ended December 31, 2008 and 2007, respectively. This decrease in interest expense was primarily due to the pay down of debt from $20,000,000 at December 31, 2007 to $10,000,000 at December 31, 2008.

Interest income was $27,000 and $235,000 for the years ended December 31, 2008 and 2007, respectively. These decreases were primarily due to the decrease in cash associated with the advance payments on the Capital Source Loan.

We recognized a loss on the sale of interest bearing short-term investments of $296,000 during the year ended December 31, 2008 as short term investments of $2,716,000 were sold. A portion of these funds were used to make a $5,000,000 early payment on the Capital Source Loan.

Net Income

As a result of the factors described above, net income decreased $3,901,000 to $38,000 for the year ended December 31, 2008, compared to $3,939,000 for the year ended December 31 2007.

Year ended December 31, 2007 compared to year ended December 31, 2006

Revenues (numbers in table in thousands)

	Year Ended December 31,
	2007	2006	$ Change	% Change
A.D.A.M., Inc. Consolidated
Licensing	$23,563	$13,818	$9,745	70.5%
Product	1,642	1,594	48	3.0%
Professional services and other	2,673	1,093	1,580	144.6%

Total Net Revenues	$27,878	$16,505	$11,373	68.9%

A.D.A.M. acquired OnlineBenefits on August 14, 2006 and, accordingly, the results of OnlineBenefits are included in the consolidated operating results subsequent to the acquisition. In order to facilitate the review of the year to year results, the tables below show the results of just the A.D.A.M. operating units and excludes the amounts reported by OnlineBenefits.

Results of A.D.A.M. operating units excluding OnlineBenefits

	Year Ended December 31,
	2007	2006	$ Change	% Change
A.D.A.M., Inc. excluding OnlineBenefits
Licensing	$10,111	$8,817	$1,294	14.7%
Product	1,642	1,594	48	3.0%
Professional services and other	828	650	178	27.4%

Total Net Revenues	$12,581	$11,061	$1,520	13.7%

Total net revenues increased 68.9%, or $11,373,000, to $27,878,000 for the year ended December 31, 2007 from $16,505,000 for the year ended December 31, 2006. Revenues from OnlineBenefits in 2007 accounted for $9,853,000 of the net increase. Excluding the results of OnlineBenefits, total revenue increased $1,520,000 or 13.7% from 2006 to 2007.

Licensing revenues increased 70.5%, or $9,745,000, to $23,563,000 for the year ended December 31, 2007 from $13,818,000 for the year ended December 31, 2006. Licensing revenues are derived from licensing our products primarily to healthcare organizations, technology companies, benefit brokers, employers, and internet customers. OnlineBenefits licensing revenue from benefit brokers and employers accounted for $8,451,000 of the total $9,745,000 increase in licensing revenue for 2007.

Excluding the results of OnlineBenefits, licensing revenue increased 14.7%, or $1,294,000, to $10,111,000, for the year ended December 31, 2007 from $8,817,000 for the year ended December 31, 2006. This growth was from increased revenue in internet, provider, and technology customers. The internet market increased $676,000 to $1,869,000, provider companies increased $279,000 to $4,172,000, and the technology market increased $153,000 to $720,000 in 2007. As a percent of total revenues, revenues from licensing were 80.4% in 2007 compared to 79.7% in 2006.

Revenues from product sales increased 3.0%, or $48,000, to $1,642,000 for the year ended December 31, 2007 from $1,594,000 for the year ended December 31, 2006. The product revenues consist primarily of product sales to the educational market. This increase in 2007 was attributable to an increase in average sale price. As a percent of total revenues, revenues from product sales were 5.9% in 2007 compared to 9.7% in 2006.

Professional services and other revenue are derived from products such as flexible spending account services, direct to consumer products, custom implementation services, and sales of nonrecurring products such as books, subscriptions, and images. The revenue growth of 144.6%, or $1,580,000, for the year ended December 31, 2007 was mainly attributable to the results of OnlineBenefits and its related administrative service provider business. The professional services and other revenues accounted for approximately 9.6% of total revenues for 2007 compared to 6.6% in 2006.

Operating Costs and Expenses (numbers in table in thousands)

	Year Ended December 31,
	2007	2006	$ Change	% Change
A.D.A.M., Inc. Consolidated
Cost of revenues	$5,092	$2,490	$2,602	104.5%
Cost of revenues—amortization	1,477	951	526	55.3%
Product and content development	5,820	3,677	2,143	58.3%
Development capitalization	(1,154)	(973)	(181)	(18.6)%
Sales and marketing	6,026	2,903	3,123	107.6%
General and administrative	5,858	4,325	1,533	35.4%

Total Operating Cost and Expenses	$23,119	$13,373	$9,746	72.8%

Results of A.D.A.M. operating units excluding OnlineBenefits

	Year Ended December 31,
	2007	2006	$ Change	% Change
A.D.A.M., Inc. excluding OnlineBenefits
Cost of revenues	$1,077	$1,449	$(372)	(25.7)%
Cost of revenues—amortization	581	663	(82)	(12.4)%
Product and content development	3,221	2,320	901	38.8%
Development capitalization	(588)	(802)	214	(26.7)%
Sales and marketing	2,861	1,823	1,038	57.0%
General and administrative	4,329	3,402	927	27.2%

Total Operating Cost and Expenses	$11,481	$8,855	$2,626	29.7%

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

General and administrative expenses increased 35.4%, or $1,533,000, to $5,858,000 in 2007 from $4,325,000 in 2006. OnlineBenefits accounted for $1,525,000 of the total general and administrative expense in 2007. The increase attributable to OnlineBenefits general and administrative costs was $602,000. The remaining $927,000 increase is primarily attributable to a $622,000 increase in stock compensation expense, a $385,000 increase in salary related expense, a $392,000 increase related to Sarbanes-Oxley implementation and Board compensation fees, a $137,000 increase related to severance expense, and a $106,000 increase in travel related expenses related to OnlineBenefits. These increases were partially offset by a decrease of $794,000 of allocated support costs. Excluding the results of OnlineBenefits, as a percent of total revenues, product and content development costs decreased to 34.4% for 2007, compared to 30.8% in 2006.

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

Liquidity and Capital Resources

As of December 31, 2008, we had current assets of $6,598,000, including cash and cash equivalents of $1,377,000, and $11,919,000 in current liabilities, or a negative working capital of $5,321,000. Working capital includes $5,995,000 in deferred revenue for which we have already received payment. While we are obligated to provide services related to those payments, in the future, we will not receive additional payments related to those services. Excluding the deferred revenue, working capital would have been $674,000. Our working capital is affected by the timing of each period end in relation to items such as payments received from customers, payments made to vendors, and internal payroll and billing cycles, as well as the seasonality within our business. Accordingly, our working capital, and its impact on cash flow from operations, can fluctuate materially from period to period. We use working capital to finance ongoing operations, fund the development and introduction of new business strategies and internally developed software, acquire complementary businesses and acquire capital equipment.

Cash provided by operating activities was $5,962,000 during the year ended December 31, 2008, as compared to cash provided of $5,839,000 during the year ended December 31, 2007. During the year ended December 31, 2008, cash provided by operating activities was primarily due to net income (net of non-cash related add-backs of depreciation and amortization, deferred financing cost amortization and write off and stock based compensation expense) of $3,942,000.

Cash used in investing activities was $620,000 during the year ended December 31, 2008, as compared to cash provided of $239,000 during the year ended December 31, 2007. During the year ended December 31, 2008, cash was used in software product and development costs of $1,725,000 and purchases of property and equipment of $1,426,000 offset by $2,716,000 of cash provided from the sale of investments.

Cash used in financing activities was $9,390,000 during the year ended December 31, 2008, as compared to cash used of $5,099,000 during the year ended December 31, 2007. The $4,291,000 increase in cash used was primarily due to the $20,000,000 in payments made in 2008, related to the payoff of long-term debt associated with the OnlineBenefits acquisition, over the $5,000,000 in payments made in 2007. This $15,000,000 difference in payments was offset by $10,000,000 in proceeds received in 2008 from the issuance of the new loan with RBC Bank (USA).

Commitments and Other Contractual Obligations

We have entered into certain agreements to license content for our services from various unrelated third parties. We also have contractual obligations at December 31, 2008 relating to real estate, capital and operating lease arrangements.

Total payments due under long-term debt, license payments, real estate, operating and capital leases are listed below:

Year	Long-term Debt	Real Estate Leases	Other Operating Leases	Capital Leases	Total
One year or less	$2,000	$1,858	$70	$69	$4,000
Two to three years	4,000	3,649	73	86	7,811
Four to five years	4,000	1,476	—	74	5,550
Six to seven years	—	1,566	—	—	1,566
Eight to nine years	—	1,662	—	—	1,662
Ten to eleven years	—	1,165	—	—	1,165

Total	$10,000	$11,376	$143	$229	$21,754

We believe our cash resources from cash and a $3,000,000 revolving credit line with our lender, together with anticipated cash flows from operations, will be sufficient to meet our working capital needs for the next twelve months. However, we may be required to raise additional funds in order to accelerate development of new and existing services and products, to respond to competitive pressures or to possibly acquire complementary products, businesses or technologies. There can be no assurance that any required additional financing will be available on terms favorable to us, or at all. If additional funds are raised by the issuance of equity securities, our shareholders would experience dilution of their ownership interest and these securities may have rights senior to those of the holders of the common stock. If additional funds are raised by the issuance of debt securities, we may be subject to certain limitations on our operations, including limitations on the payment of dividends. If adequate funds are not available or not available on acceptable terms, we may be unable to take advantage of acquisition opportunities, develop or enhance services and products or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Recent Accounting Pronouncements

For information with respect to new accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 1 of the Notes to Consolidated Financial Statements.

Income Taxes

We adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”) on January 1, 2007. This standard prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. We recognized tax benefits from all tax positions we have taken, and there has been no material adjustment to any carryforwards, NOL or R&D credits, as a result of the implementation of FIN 48. Therefore, there are no material unrecognized tax benefits and related FIN 48 tax liabilities at December 31, 2008 and 2007. In addition, future changes in the unrecognized tax benefits will likely have no impact on our effective tax rate due to the existence of the valuation allowance.

As of December 31, 2008 and 2007, we have no accrual requirement for interest or penalties related to uncertain tax positions since the tax benefits have not been included in prior income tax return filings. Accrued interest relating to uncertain tax positions would be recorded as interest expense and penalties related to uncertain tax positions would be recorded as general and administrative expenses.

The tax years 2005 to 2008 remain open to examination by the major taxing jurisdictions to which we are subject. Additionally, upon inclusion of the NOL and R&D credit carryforward tax benefits in future tax returns, the related tax benefit for the period in which the benefit arose may be subject to examination.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not have operations of a material nature that are subject to risks of foreign currency fluctuations, nor do we use derivative financial instruments in our operations or investment portfolio. Our exposure to risk and related changes in interest rates relates primarily to our investment portfolio and our variable rate debt. As of December 31, 2008, we had $1,377,000 of cash and $47,000 in restricted cash. Due to the short-term nature of our investment portfolio, we believe that even a sudden 10 percentage points change in interest rates would not have a material effect on the value of the portfolio. However, in connection with an early payment on the Capital Source Loan, we recognized a loss of $296,000 on the sale of interest bearing short-term investments. The average yield on our cash and cash equivalents at December 31, 2008 was approximately 0.1%. The impact on our future interest income depends largely on the gross amount of our investment portfolio. We do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates.

As of December 31, 2008, we had a total of $10,000,000 in variable rate debt at differing interest rates tied to LIBOR. If the interest rates on our existing variable rate debt were to increase by 10 percentage points over the next twelve months, we would incur $1,000,000 of additional interest expense over a 12-month period and would potentially be in default of the long-term debt covenants.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements, including notes thereto, and the reports of independent registered public accounting firms are filed as Exhibit 99.1 to this Report and incorporated herein by reference.

Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets at December 31, 2008 and 2007
Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2008, 2007 and 2006
Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006
Notes to Consolidated Financial Statements

Quarterly Financial Information

The table below presents certain unaudited quarterly statements of operations data for each of the eight quarters beginning January 1, 2007 and ending December 31, 2008. Such information, in the opinion of management, includes all adjustments necessary for a fair presentation of that information. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future quarter. Certain reclassifications have been made to 2007 quarterly information related to gross profit and operating income. We reclassified sales related expenses from cost of revenues to sales and marketing in the amount of $137,000 for first quarter, $204,000 for second quarter, and $196,000 for third quarter.

In the fourth quarter of 2007, we had significant adjustments to the financial statements. A severance accrual was recorded in the amount of $529,000 and a deferred tax benefit was recorded for $1,510,000. In the fourth quarter of 2008, we also had significant adjustments to the financial statements, including 2,193,000 for facility consolidation and 813,000 for a loan refinance.

	2008 Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Revenues, net	$7,123	$7,189	$7,139	$7,406
Gross profit	5,695	5,803	5,532	5,927
Operating income (loss)	1,291	1,151	1,020	(1,642)
Net income (loss)	547	810	688	(2,007)
Earnings per share, basic	$0.06	$0.08	$0.07	$(0.20)
Earnings per share, diluted	$0.05	$0.08	$0.06	$(0.19)

	2007 Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Revenues, net	$6,546	$7,024	$6,676	$7,633
Gross profit	5,037	5,191	5,405	5,676
Operating income	1,151	1,437	1,345	831
Net income	466	861	788	1,824
Earnings per share, basic	$0.05	$0.09	$0.08	$0.19
Earnings per share, diluted	$0.04	$0.08	$0.07	$0.17

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our audit committee approved the dismissal of and dismissed Tauber and Balser, P.C. (“Tauber and Balser”) as our independent registered public accounting firm on July 11, 2008.

The reports of Tauber and Balser on the consolidated financial statements of the Company as of and for the fiscal years ended December 31, 2006 and December 31, 2007 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principle. During the fiscal years ended December 31, 2006 and December 31, 2007 and the subsequent periods through July 16, 2008, there were no disagreements with Tauber and Balser on any matter of accounting principles, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Tauber and Balser would have caused them to make reference thereto in Tauber and Balser’s reports on the financial statements of the Company for such fiscal years. During the fiscal years ended December 31, 2006 and December 31, 2007 and the subsequent period through July 16, 2008, there were no “reportable events” (as defined in Regulation S-K Item 304(a)(1)(v)), except that Tauber and Balser advised the Company of a material weakness related to controls around the Company’s accounting for stock options from the period ending June 30, 2007, which was subsequently remediated.

Also on July 11, 2008, our audit committee appointed Grant Thornton LLP (“Grant Thornton”) to serve as the Company’s independent registered public accounting firm for the Company’s fiscal year ended December 31, 2008. We did not consult with Grant Thornton regarding either: (a) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, nor did Grant Thornton provide written or oral advice to the Company that Grant Thornton concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (b) any matter that was either the subject of a “disagreement” (as defined in Regulation S-K Item 304(a)(1)(iv) and the related instructions), or a “reportable event” (as defined in Regulation S-K Item 304(a)(1)(v)) prior to their appointment.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this annual report on Form 10-K has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

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

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Management’s report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2008. Management reviewed the results of their assessment with our Audit Committee. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B.	OTHER INFORMATION

None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to our proxy statement for our 2009 Annual Meeting of Shareholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to our proxy statement for our 2009 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to our proxy statement for our 2009 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to our proxy statement for our 2009 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to our proxy statement for our 2009 Annual Meeting of Shareholders.

PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report:

(1) Index to Consolidated Financial Statements

(2) Financial Statement Schedules

Schedule II. Valuation and Qualifying Accounts

The following table shows an analysis of each valuation and qualifying account for years ended December 31, 2008, 2007 and 2006.

	Balance at Beginning of Year	Additions and Deductions Charged to Expense	Additions Acquired	Deductions	Balance at End of Year
Year ended December 31, 2008
Allowance for doubtful accounts	$424,376	$53,477	$—	$(133,329)	$344,524
Allowance for deferred tax asset	$13,794,000	$(1,224,000)	$—	$(50,000)	$12,520,000
Year ended December 31, 2007
Allowance for doubtful accounts	$279,753	$311,897	$—	$(167,274)	$424,376
Allowance for deferred tax asset	$17,953,000	$(2,536,000)	$506,000	$(2,129,000)	$13,794,000
Year ended December 31, 2006
Allowance for doubtful accounts	$141,912	$54,111	$109,616	$(25,886)	$279,753
Allowance for sales returns and allowances	$5,308	$—	$—	$(5,308)	$—
Allowance for deferred tax asset	$9,976,000	$451,000	$8,005,000	$(479,000)	$17,953,000

(3) Exhibits

EXHIBIT INDEX

The following exhibits are filed as part of, or are incorporated by reference into, this report on Form 10-K:

Exhibit No.	Description
3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8, File No. 333-140926, dated February 27, 2007)

3.3	By-Laws (incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 33-96864, dated September 12, 1995, as amended)

10.1	Amended and Restated 1992 Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 33-96864, dated September 12, 1995, as amended)

10.2	401(k) Adoption Agreement and Trust (incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 33-96864, dated September 12, 1995, as amended)

10.3	Second Amended and Restated Employment Agreement between the Company and Robert S. Cramer (incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005)

10.3.1	Amendment to the Second Amended and Restated Employment Agreement between the Company and Robert S. Cramer (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005)

10.3.2	Second Amendment to Second Amended and Restated Employment Agreement between the Company and Robert S. Cramer (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005)

10.4	Employment Agreement between the Company and Kevin S. Noland, dated December 21, 2001 (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001)

10.4.1	First Amendment to Employment Agreement between the Company and Kevin S. Noland (incorporated by reference to Exhibit 10.2 of the Form 8-K filed by the Company on March 18, 2005)

10.4.2	Modification to Compensation Arrangements with Kevin S. Noland (incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005)

10.4.3	Second Amendment to Employment Agreement between the Company and Kevin S. Noland (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005)

10.4.4	Third Amendment to Employment Agreement between the Company and Kevin S. Noland (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005)

10.5	Bridge Note and Warrant Purchase Agreement between Union Street Partners, L.P and Robert S. Cramer, Jr. and the Company dated December 31, 1999 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.6	Registration Rights Agreement between Union Street Partners, L.P and Robert S. Cramer, Jr. and the Company dated December 31, 1999 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.7	Common Stock Purchase Agreement dated May 22, 2003 between the Company and Fusion Capital Fund II, LLC (incorporated by reference to the Company’s Registration Statement of Form S-3, File No. 333-45294, dated September 7, 2000, as amended)

Exhibit No.	Description
10.8	2002 Stock Incentive Plan (incorporated by reference to the Company’s definitive proxy statement filed on May 24, 2002 in connection with its 2002 Annual Meeting of Shareholders)

10.9	Agreement and Plan of Merger dated August 14, 2006 by and among A.D.A.M., Inc., ADAM Merger Sub, Inc. and Online Benefits, Inc. (incorporated by reference to Exhibit 2.1 of the Form 8-K filed by the Company on August 16, 2006)

10.10	Employment Agreement between the Company and Mark B. Adams, dated April 10, 2006 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007)

10.11	Loan and Security Agreement between the Company and RBC Bank (USA), dated December 31, 2008 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by the Company on January 7, 2009)

10.12	Form of Stock Option Agreement (filed herewith)

14.1	Code of Ethics for Senior Officers (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

21.1	Subsidiaries of the Company (filed herewith)

23.1	Consent of Independent Registered Public Accounting Firm—GRANT THORNTON LLP (filed herewith)

23.2	Consent of Tauber & Balser, P.C. (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

99.1	Financial Statements (filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 20, 2009	A.D.A.M., INC. (Registrant)

	By	/s/ KEVIN S. NOLAND
Kevin S. Noland President and Chief Executive Officer (principal executive officer)

Date: March 20, 2009	A.D.A.M., INC. (Registrant)

	By	/s/ MARK B. ADAMS
Mark B. Adams Chief Financial Officer and Corporate Secretary (principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on March 20, 2009.

Signature	Title

/s/ KEVIN S. NOLAND Kevin S. Noland	President and Chief Executive Officer

/s/ MARK B. ADAMS Mark B. Adams	Chief Financial Officer and Corporate Secretary

/s/ ROBERT S. CRAMER, JR. Robert S. Cramer, Jr.	Chairman of the Board of Directors

/s/ CLAY SCARBOROUGH Clay Scarborough	Director

/s/ DANIEL S. HOWE Daniel S. Howe	Director

/s/ MARK KISHEL, M.D. Mark Kishel, M.D.	Director