Form 10-Q
period 2009-03-31
ADAM INC
filed 2009-05-14
CIK 863650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    YES  ☐    NO  ☒

As of May 8, 2009, there were 10,152,019 shares of the Registrant’s common stock, par value $.01 per share, outstanding.

A.D.A.M., Inc.

Form 10-Q for the Quarter Ended March 31, 2009

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

A.D.A.M., Inc.

Consolidated Balance Sheets

(In thousands, except share data)

	March 31, 2009	December 31, 2008
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$2,552	$1,377
Accounts receivable, net of allowances of $535 and $345, respectively	2,233	3,986
Restricted cash	18	47
Inventories, net	14	33
Prepaids and other current assets	725	597
Deferred income tax asset	558	558

Total current assets	6,100	6,598
Property and equipment, net	1,526	1,592
Intangible assets, net	9,922	9,979
Goodwill	13,690	27,617
Other assets	212	206
Deferred financing costs, net	82	92
Deferred income tax asset	7,062	7,062

Total assets	$38,594	$53,146

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$2,864	$3,880
Deferred revenue	5,758	5,995
Current portion of long-term debt	2,000	2,000
Current portion of capital lease obligations	23	44

Total current liabilities	10,645	11,919
Capital lease obligations, net of current portion	102	112
Other liabilities	1,420	1,293
Long-term debt, net of current portion	7,500	8,000

Total liabilities	19,667	21,324

Shareholders’ equity
Common stock, $.01 par value; 20,000,000 shares authorized; 10,152,019 shares issued and 9,882,260 shares outstanding at 3/31/2009 and 12/31/2008	102	102
Treasury stock, at cost, 269,759 shares	(1,088)	(1,088)
Additional paid-in capital	58,623	58,475
Accumulated deficit	(38,710)	(25,667)

Total shareholders’ equity	18,927	31,822

Total liabilities and shareholders’ equity	$38,594	$53,146

The accompanying notes are an integral part of these consolidated financial statements.

A.D.A.M., Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Revenues, net:
Licensing	$6,176	$6,429
Product	215	241
Professional services and other	278	453

Total revenues, net	6,669	7,123

Cost of revenues:
Cost of revenues	1,115	946
Cost of revenues – amortization	463	482

Total cost of revenues	1,578	1,428

Gross profit	5,091	5,695

Operating expenses:
Product and content development	1,045	991
Sales and marketing	1,947	2,118
General and administrative	1,083	1,295
Goodwill impairment	13,940	—

Total operating expenses	18,015	4,404

Operating income (loss)	(12,924)	1,291
Interest expense	121	472
Interest income	(2)	(24)
Loss on the sale of investments	—	296

Income (loss) before income taxes	(13,043)	547
Income tax expense	—	—

Net income (loss)	$(13,043)	$547

Basic net income per common share	$(1.28)	$0.06

Basic weighted average number of common shares outstanding	10,152	9,715

Diluted net income per common share	$(1.28)	$0.05

Diluted weighted average number of common shares outstanding	10,152	10,728

The accompanying notes are an integral part of these consolidated financial statements.

A.D.A.M., Inc.

Consolidated Statement of Changes in Shareholders’ Equity

(In thousands, except share data)

(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2008	10,152,019	$102	(269,759)	$(1,088)	$58,475	$(25,667)	$31,822
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	(13,043)	(13,043)
Stock-based compensation expense	—	—	—	—	148	—	148
Exercise of common stock options	—	—	—	—	—	—	—

Balance at March 31, 2009	10,152,019	$102	(269,759)	$(1,088)	$58,623	$(38,710)	$18,927

The accompanying notes are an integral part of these consolidated financial statements.

A.D.A.M., Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities
Net income (loss)	$(13,043)	$547
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Goodwill impairment	13,940	—
Depreciation and amortization	567	592
Stock-based compensation expense	148	144
Deferred financing cost amortization	10	137
Loss on sale of investments	—	296
Changes in assets and liabilities:
Accounts receivable	1,753	518
Accounts payable and accrued liabilities	(1,016)	(964)
Prepaids and other assets	(134)	(67)
Deferred revenue	(237)	(153)
Other liabilities	127	(84)
Inventories	19	1

Net cash provided by operating activities	2,134	967

Cash flows from investing activities
Software product and content development costs	(406)	(675)
Purchases of property and equipment	(38)	(59)
Goodwill, additional cost of previous acquisition from earnout payments	(13)	(4)
Net change in restricted cash	29	—
Proceeds from sale of investments	—	2,716
Purchase of investments	—	(37)

Net cash provided by (used in) investing activities	(428)	1,941

Cash flows from financing activities
Payment on long term debt	(500)	(5,000)
Proceeds from exercise of common stock options	—	230
Repayments on capital leases	(31)	(29)

Net cash used in financing activities	(531)	(4,799)

Increase (decrease) in cash and cash equivalents	1,175	(1,891)
Cash and cash equivalents, beginning of period	1,377	5,425

Cash and cash equivalents, end of period	$2,552	$3,534

Interest paid	$59	$416

The accompanying notes are an integral part of these consolidated financial statements.

A.D.A.M., Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2009

1. BUSINESS AND BASIS OF PRESENTATION

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

•

Benefits communications, online benefit enrollment, decision support, human resources productivity, and benefits broker tools that we market to local and regional benefits brokers and national agencies with employer clients having less than 500 employees, and employers with more than 500 employees.

Our solutions are delivered through a Platform as a Service-type model (PaaS) that provides rapid and efficient deployment of our products and allows us to integrate third party products and services that we monetize across our network of clients and end users.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the general instructions to Form 10-Q. Accordingly, certain information and footnotes required by GAAP for complete financial statements may be condensed or omitted. These interim financial statements should be read in conjunction with our audited financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Certain amounts previously reported have been reclassified for comparative purposes to conform with current period presentation.

Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or any future period.

Net income per common share

Net income per share is computed in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS 128”). Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding for each period. Diluted net income per share is based upon the addition of the effect of common stock equivalents (stock options, stock warrants and convertible debt) to the denominator of the basic net income per share calculation using the treasury stock method, if their effect is dilutive. The computation of net income per share for the three months ended March 31, 2009 and 2008 is as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2009	2008
Net income	$(13,043)	$547

Weighted average common shares outstanding – basic	10,152	9,715
Weighted average common share equivalents	—	1,013

Weighted average common shares outstanding – diluted	10,152	10,728
Net income per share:
Basic	$(1.28)	$0.06
Diluted	$(1.28)	$0.05

Anti-dilutive stock options, stock warrants and convertible debt outstanding	2,934	1,318

Recently Adopted Accounting Standards

SFAS No. 157 – On January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require fair value measurement in which the FASB concluded that fair value was the relevant measurement, but does not require any new fair value measurements. We adopted SFAS 157 effective January 1, 2008, except for the nonfinancial assets and liabilities that are subject to a one-year deferral allowed by FASB Staff Position FAS 157-2 (“FSP FAS157-2”), “Effective Date of FASB Statement No. 157” which we adopted on January 1, 2009. The standard applies to assets and liabilities that are carried at fair value on a recurring basis. FSP FAS157-2 delays the effective date of SFAS 157 until fiscal years beginning after November 15, 2008 for nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS 157 did not have a material impact on our results of operations, financial position or cash flows.

SFAS No. 159 – On January 1, 2008, we adopted the provisions of Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits many financial instruments and certain other items to be measured at fair value at our option. Most of the provisions in SFAS 159 are elective; however, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS 159 permits the choice to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. The adoption of SFAS 159 did not have a material impact on our results of operations, financial position or cash flows.

SFAS No. 160 – On January 1, 2009, we adopted the provisions of Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also established reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owner. The adoption of SFAS 160 did not have a material impact on our results of operations, financial position or cash flows.

FSP FAS No. 142-3 – On January 1, 2009, we adopted the provisions of FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing a renewal or extension assumptions used for purposes of determining the useful life of a recognized intangible asset under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). FSP FAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other generally accepted accounting principles. The adoption of FSP FAS 142-3 did not have a material impact on our results of operations, financial position or cash flows.

FSP EITF No. 03-6-1 – On January 1, 2009, we adopted the provisions of FSP EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 requires that unvested share-based payment awards containing nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) be considered participating securities and included in the computation of EPS pursuant to the two-class method of SFAS 128, “Earnings per Share.” The adoption of FSP EITF 03-6-1 did not have a material impact on our results of operations, financial position or cash flows.

Recently Issued Accounting Standards

SFAS No. 141(R) – In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS No. 141, “Business Combinations”. SFAS 141(R) establishes principles and requirements for how an acquiring company recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measure the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. We will adopt SFAS 141(R) at the time of any business combinations with an acquisition date on or after January 1, 2009, and management will assess each transaction on a case-by-case basis as they occur.

SFAS No. 162 – In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities (the Hierarchy). The Hierarchy within SFAS 162 is consistent with that previously defined in the AICPA Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles” (“SAS 69”). The adoption of SFAS 162 will not have a material effect on our consolidated financial statements because we have previously utilized the guidance within SAS 69.

2. Debt and Restricted Cash

Long-term debt

In conjunction with the acquisition of OnlineBenefits, we entered into a credit agreement (the “2006 Credit Agreement”) with Capital Source Finance LLC (“Capital Source”). The 2006 Credit Agreement provided for a revolving credit facility of up to $2,000,000, which would have matured in August 2011, a $20,000,000 term loan, which would have matured in June 2011, and a $5,000,000 convertible note (the “Convertible Note”), which would have matured in August 2011. At the time of each maturity, all outstanding amounts and letter of credit for the related debt would have been due and payable.

In connection with the 2006 Credit Agreement, we entered into a Conversion and Registration Rights Agreement dated as of August 14, 2006, which specifies terms applicable to the conversion of the convertible note and provides Capital Source with certain registration rights with respect to the shares issuable on conversion of the Convertible Note.

All outstanding obligations under the 2006 Credit Agreement were repaid in full and the agreement was terminated on December 31, 2008. In connection with the termination of the 2006 Credit Agreement and as consideration for Capital Source’s agreement to the prepayment of the Convertible Note, which we were not otherwise able to prepay, we issued a warrant to an affiliate of Capital Source to purchase up to 411,667 shares of our common stock at a price of $3.65 per share, to replace the equity component of the Convertible Note. This warrant is exercisable immediately and expires on either August 14, 2011 or August 14, 2014, depending on whether, as of August 14, 2011, we have issued any shares of any class of capital stock, which is preferred as to dividends or as to the distribution of assets upon the voluntary or involuntary dissolution, liquidation or winding up of the shares issued upon exercise of the warrant.

On December 31, 2008, we entered into a Loan and Security Agreement (the “2008 Loan Agreement”) with RBC Bank (USA) (“RBC Bank”). The credit facility under the 2008 Loan Agreement consists of a revolving line of credit, a term loan facility and a letter of credit facility. The 2008 Loan Agreement, with related balances at March 31, 2009, is summarized below (numbers in column are in thousands):

Balance at March 31, 2009
$3,000,000 revolver with RBC Bank—principal repayable in full in December 2010; interest at LIBOR plus 2.75% (3.25% at 3/31/09), payable monthly in advance	$—

$10,000,000 term loan with RBC Bank—principal repayable in monthly installments of $166,667 plus interest at LIBOR plus 3.25% (3.75% at 3/31/09) until December 2011, when one final payment of the remaining balance of principal, interest and any other fees and expenses outstanding are due	9,500

Total	$9,500

Under the letter of credit facility, through December 31, 2010, we may request RBC Bank to issue letters of credit for its account in an aggregate outstanding face amount not to exceed the amount of advances available under the revolving line of credit at the time of the issuance of the letter of credit. Subject to other limitations set forth in the 2008 Loan Agreement, the amount of aggregate outstanding amount of letters of credit shall not exceed $500,000. We are required to pay RBC Bank a fee of 1.5% per annum of the face amount of the letters of credit issued pursuant to the 2008 Loan Agreement.

Loans made under the 2008 Loan Agreement are secured by a first lien security interest on all assets, including intellectual property, of the Company and certain of its subsidiaries.

The 2008 Loan Agreement contains customary representations, warranties, affirmative and negative covenants (including a requirement that we maintain our primary operating depository accounts with RBC Bank), agreements, default provisions and indemnities. We are also subject to certain specified financial covenants with respect to a minimum funded debt to EBITDA ratio and a modified fixed charge coverage ratio. This credit facility generally prohibits us from paying dividends on our common stock. As of March 31, 2009, we are in compliance with all covenants related to the 2008 Loan Agreement.

We incurred $92,000 in financing fees related to the 2008 Loan Agreement. This amount has been deferred and will be amortized over the 36 month term of the loan. Accumulated amortization was $10,000 at March 31, 2009.

3. Intangible Assets

Intangible assets are summarized as follows (in thousands):

	Estimated amortizable lives (years)	March 31, 2009	December 31, 2008
Intangible assets:
Internally developed software	2 – 3	$7,873	$7,467
Purchased software	3	500	500
Purchased intellectual content	3	1,431	1,431
Purchased customer contracts	2	333	333
Purchased customer relationships	15	8,800	8,800

Intangible assets, gross		18,937	18,531

Accumulated amortization:
Internally developed software		(5,268)	(4,994)
Purchased software		(439)	(397)
Purchased intellectual content		(1,431)	(1,431)
Purchased customer contracts		(333)	(333)
Purchased customer relationships		(1,544)	(1,397)

Accumulated amortization		(9,015)	(8,552)

Intangible assets, net		$9,922	$9,979

Amortization expense for the three months ended March 31, 2009 and 2008 was $463,000 and $482,000, respectively.

4. Goodwill

Under U.S. Generally Accepted Accounting Principles (“GAAP”), goodwill and other intangible assets with indefinite lives are not amortized, but rather tested for impairment at least annually. This annual evaluation was performed as of November 1, 2008 and the goodwill was deemed not impaired.

Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) prescribes a two-step method for determining impairment of goodwill and certain other intangible assets. Factors considered in determining fair value for purposes of SFAS 142 include, among other things, the Company’s market capitalization as determined by quoted market prices for its common stock, market values of the Company’s reporting units based on common market multiples for comparable companies, and discount rates that appropriately reflect not only the Company’s businesses, but also the current overall microeconomic environment.

Based on the further weakening of the current macro-economic business environment and the decline of our common stock price since the annual evaluation, we realized the need to re-evaluate and potentially lower the carrying amount of goodwill. Based on the results of the review performed as of March 31, 2009, we estimated that the fair value of the goodwill assigned to our benefit solutions was less than the carrying value on the balance sheet as of March 31, 2009, and accordingly we recognized a pre-tax non-cash impairment charge of $13,940,000 in the quarter ended March 31, 2009. While the impairment charge reduces reported results under GAAP, such charges do not affect our liquidity, cash flows from operating activities, or future operations.

The estimation of the fair value was primarily determined based on an estimate of future cash flows (income approach) discounted at a market derived weighed average cost of capital, which cost of capital was estimated with the assistance of a third-party service provider. The income approach has been determined to be the most representative, because we do not have an active trading market for our equity in the reporting unit. The implied value of the goodwill was estimated based on a hypothetical allocation of each reporting unit’s fair value, assuming a taxable asset sale, to all of our underlying assets and liabilities in accordance with the requirements of SFAS 142. The determination of future cash flows is based on the businesses’ plans and long-range planning forecasts. Other valuation methods, such as a market approach utilizing market multiples, are used to corroborate the discounted cash flow analysis performed at the reporting unit. If different assumptions were used in these plans, the related cash flows used in measuring impairment could be different and additional impairment of assets might be required to be recorded.

Impairment charges related to goodwill and other intangible assets are reflected as “Goodwill impairment” in the accompanying consolidated statements of operations. Such charges have no impact on the Company’s cash flows or liquidity. The following table reflects the change in the net carrying amount of goodwill and other intangible assets (in thousands):

Balance, December 31, 2008	$27,617
Additional payments related to earn-out provisions of previous acquisition	13
Goodwill impairment	(13,940)

Balance, March 31, 2009	13,690

5. Income Taxes

For the three months ended March 31, 2009 our annual estimated effective tax rate was (13%) based on our pretax loss. The difference between the effective tax rate and the expected statutory rate is primarily related to impairment of non-deductible goodwill. Additionally, we performed our quarterly evaluation of the deferred tax asset and the related valuation allowance as of March 31, 2009 and based on our analysis we do not expect to record an income tax provision for the year due to the anticipated release of a portion of the valuation allowance.

For the three months ended March 31, 2008, our annual estimated effective tax rate was 38%.

6. Stock-based Compensation

In accordance with Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”), we recorded $148,000 and $144,000 of stock-based compensation expense for the three months ended March 31, 2009 and 2008, respectively, related to employee stock options, not including variable options. We expect to incur approximately $668,000 of expense over a weighted average of 1.4 years for all unvested options outstanding at March 31, 2009.

We used the Black-Scholes method (which models the value over time of financial instruments) to estimate the fair value at grant date of the options. The Black-Scholes method uses several assumptions to value an option. The following assumptions were used:

•	Expected Dividend Yield—because we do not currently pay dividends, the expected dividend yield is zero;

•	Expected Volatility in Stock Price—reflects the historical change in our stock price over the expected term of the stock option;

•	Risk-free Interest Rate—reflects the average rate on a United States Treasury bond with maturity equal to the expected term of the option; and

•	Expected Life of Stock Awards—is based on historical experience that was modified based on expected future changes.

The weighted-average assumptions used in the option pricing model for stock option grants were as follows:

Three Months Ended March 31,	2008
Expected Dividend Yield	—
Expected Volatility in Stock Price	44.49%
Risk-Free Interest Rate	2.03%
Expected Life of Stock Awards – Years	3.40
Weighted Average Fair Value at Grant Date	$2.81

There were no stock option grants during the three months ended March 31, 2009.

In 2002, our Board of Directors and shareholders approved the 2002 Stock Incentive Plan, under which 1,500,000 shares of common stock were reserved pursuant to the grant of incentive or non-qualified stock options to full-time employees and key persons. Under this plan, a number of additional shares are reserved annually. This number is 3% of the number of shares of stock outstanding on January 1 of each year, not to exceed 250,000 shares annually. Options are granted at an exercise price as determined by our Board of Directors, which may not be less than the fair market value of our common stock at the date of the grant, and the options generally vest ratably over a three-year period. Options granted under this plan generally expire ten years from the date of the grant.

The following table summarizes stock option activity for the three months ended March 31, 2009:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2008	2,622,292	$5.13
Granted	—	$—
Exercised	—	$—
Canceled or expired	(114,961)	$5.48

Outstanding at March 31, 2009	2,507,331	$5.11

Exercisable at March 31, 2009	2,127,689	$4.86

As of March 31, 2009, the aggregate intrinsic value of outstanding and exercisable options was $972,000. Aggregate intrinsic value was calculated by multiplying the number of options by the amount by which our market price at March 31, 2009 exceeded the strike price for each option. The market price at March 31, 2009 was $2.80.

On January 2, 2009, we awarded a total of 15,000 shares of restricted stock to our Board of Directors with a grant date fair value of $4.00 per share. These shares had a fair value of $60,000 and will be expensed from the date issued until the vesting date of December 31, 2009. At March 31, 2009, total unrecognized compensation expense related to restricted stock was $45,000.

7. Related Party Transactions

Investment with BeBetter Networks, Inc.

At March 31, 2009 and December 31, 2008, the Company had a 2% investment in BeBetter Networks, Inc. (“BeBetter”). As of March 31, 2009 and December 31, 2008, the Chairman of our Board of Directors held an approximate 2% voting interest in this company. The investment was accounted for under the cost method, as we had less than a 20% ownership and does not exercise significant influence over the investee.

At March 31, 2009 and December 31, 2008, the carrying value of the investment in BeBetter was $0. We have no plans to make additional investments in BeBetter in the future.

Investment and sublease with ThePort Network, Inc.

As of November 24, 2008, ThePort Network, Inc. (“ThePort”) closed a $4,100,000 Preferred Stock financing of Series B Preferred Stock at $0.165 per share, which included an investment by our Chairman. The Chairman of our Board of Directors also currently serves as the Chairman of the Board of Directors and Chief Executive Officer of ThePort.

As a result of the financing, at March 31, 2009 and December 31, 2008, we held an approximate 3% voting interest in ThePort. The Chairman of our Board of Directors held an approximate 27% voting interest in ThePort at March 31, 2009 and December 31, 2008, and held a convertible note from ThePort in the amount of approximately $305,000 and $590,000 at March 31, 2009 and December 31, 2008, respectively. Two of our other directors of also own equity interests in ThePort. Historically, ThePort was accounted for under the equity method. The financing in 2008 diluted our voting interest in ThePort, therefore for 2008 and going forward, we will account for this investment under the cost method.

As of September 10, 2008, ThePort converted its outstanding notes into a Preferred Stock designated as Series A Preferred Stock at $0.30 per share, which included notes held by our Chairman. As part of the conversion, we exchanged our prior Series A Preferred Stock, which had been purchased at $0.80 per share, for the new Series A Preferred Stock at $0.30 per share.

At March 31, 2009 and December 31, 2008, the carrying value of the investment in ThePort was $0. We have not adjusted our investment below zero for our share of ThePort’s losses since we have not provided or committed to provide any additional financial support to ThePort.

8. Contingencies

We indemnify customers from third party claims of intellectual property infringement relating to the use of our products. Historically, costs related to this guarantee have not been significant and we are unable to estimate the potential impact of this guarantee on future results of operations.

9. Concentrations

No one customer accounted for more than 10% of our revenues during the three months ended March 31, 2009 or 2008.

10. Operating Segments

Statement of Financial Accounting Statements No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), establishes standards for reporting information about operating segments. It defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision-maker is our Chief Executive Officer. We have two operating segments which aggregate into one reportable segment under SFAS 131. Under SFAS 131, two or more operating segments may be aggregated into a single operating segment for financial reporting purposes if aggregation is consistent with the objective and basic principles of SFAS 131, if the segments have the similar economic characteristics, and if the segments are similar in each of the following areas: nature of product and services, nature of the production process, class of customer for products and services, and the methods used to distribute the products and services.

The largest product groups (our two operating segments) relate to our health information products, and our benefits communications and broker systems. Our Chief Executive Officer reviews financial information in the aggregate and by product when making decisions for allocating resources and evaluating financial performance. Periodic decisions may be made for the two product groups due to customer strategies, product releases, market conditions, acquisitions, or staffing resources, but the common long term growth outlook for each segment remains constant. The two aggregated operating segments have similar economic characteristics and the aggregation into one reportable segment is not done to hide unprofitable segments.

11. Fair value of financial instruments

We adopted SFAS 157 which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements for financial instruments effective January 1, 2008. The framework requires the valuation of investments using a three tiered approach. The statement requires fair value measurement to be classified and disclosed in one of the following three categories:

(Level 1) observable inputs such as unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

(Level 2) quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability; and

(Level 3) prices or valuation techniques the require inputs that are both significant to the fair value measurement and unobservable, due to little or no market data, which requires us to develop our own assumptions.

The following table summarizes fair value measurements by level at March 31, 2009 for assets measured at fair value on a non-recurring basis (in thousands):

Description	Balance at March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Goodwill	$13,690	—	—	$13,690

At December 31, 2008, we had goodwill of $27,617,000 and during the first quarter of 2009, we recognized a non-cash impairment charge of $13,940,000. See Note 4 for additional information regarding the goodwill impairment. The estimation of the fair value of the respective reporting units was primarily determined based on an estimate of future cash flows (income approach) discounted at a market derived weighted average cost of capital, which cost of capital was estimated based on the assistance of a third-party service provider. The income approach has been determined to be the most representative, because we do not have an active trading market for our equity or debt. The implied value of the goodwill was estimated based on hypothetical allocation of each reporting unit’s fair value, assuming a taxable asset sale, to all of its underlying assets and liabilities in accordance with the requirements of SFAS 142. We cannot predict the occurrence of events that might adversely affect the carrying value of goodwill. Further deterioration in global economic conditions, and/or additional changes in assumptions or circumstances could result in additional impairment charges in goodwill or other indefinite-lived intangibles and finite-lived intangibles in future periods in which the change occurs.

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

Our primary product for benefits brokers and employers is Benergy™, a co-branded, web-based portal for employees that communicates benefits and other company sponsored information, improves benefits education and selection, automates benefits enrollment, manages healthcare financial accounts such as Flexible Spending Accounts, and provides health content and decision support tools to aid in health education and awareness. The tools, information and services offered through Benergy automate and streamline many important human resources functions so that employers can optimize their time and reduce administrative costs—while providing employees with a high level of access to pertinent benefits and health information. Benefits brokers consider Benergy to be an important part of their service offering to their employer clients. Brokers make available to their clients a Benergy site that is populated with that employer’s specific benefits plan information. In many instances they manage the Benergy site on behalf of their employer client, providing a deeper level of client service.

In addition to Benergy, we offer benefits brokers a comprehensive agency management system called AgencyWare. With AgencyWare, brokers can manage the entire employer client lifecycle—moving prospects through each phase of the sales process, sending requests for proposals, preparing client presentations, managing client renewals and commissions, tracking customer service issues and organizing client data. We also offer brokers other tools that improve their communication with their respective clients.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

•	Revenue Recognition

We derive revenues from the following sources: (1) electronically delivered software, which includes software license and post contract customer support (PCS) revenue; (2) hosted software, which includes software license, hosting and PCS revenue; (3) professional services; and (4) product sales. We recognize revenue when: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. When a contract includes multiple elements, such as software and services, the entire fee is allocated to each respective element based on vendor specific objective evidence of fair value, and recognized when the revenue criteria for each element is met.

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

We capitalize software product and content development costs in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed” (“SFAS 86”). This statement specifies that costs incurred internally in creating a computer software product shall be charged to expense when incurred as research and development until technological feasibility has been established for the product. Technological feasibility is established upon completion of all planning, designing, and testing activities that are necessary to establish that the product can be produced to meet its design specifications including functions, features, and technical performance requirements. We cease capitalization of internally developed software when the product is made available for general release to customers and thereafter, any maintenance and customer support is charged to expense when related revenue is recognized or when those costs are incurred. We amortize such capitalized costs as cost of revenues on a product-by-product basis using the greater of the ratio of current product revenue to the total of current and anticipated product revenue or on a straight line basis over the estimated life of the software, which we have determined to generally be two years. We continually evaluate the recoverability of capitalized costs and if the successes of new product releases are less than we anticipate then a write-down of capitalized costs may be made which could adversely affect our results in the reporting period in which the write-down occurs.

We also capitalize internal software development costs in accordance with the American Institute of Certified Public Accountants’ Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). This statement specifies that computer software development costs for computer software intended for internal use occurs in three stages: (1) the preliminary project stage, where costs are expensed as incurred, (2) the application development stage, where costs are capitalized, and (3) the post-implementation or operation stage, where again costs are expensed as incurred. We cease capitalization of developed software for internal use when the software is ready for its intended use and placed in service. We amortize such capitalized costs as cost of revenues on a product-by-product basis using the straight-line method over a period of three years. We continually evaluate the usability of the products that make up our capitalized costs and if certain circumstances arise such as the introduction of new technology in the marketplace that management intends to use in place of the capitalized project, then a write-down of capitalized costs may be made which could adversely affect our results in the reporting period in which the write-down occurs.

•	Goodwill and Intangible Assets

In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we evaluate goodwill and intangible assets for impairment on an annual basis.

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

On January 1, 2006, we adopted SFAS 123(R) using the modified prospective application transition approach method. We expect to incur approximately $668,000 of expense over a weighted average of 1.4 years for all unvested options outstanding at March 31, 2009.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2009 with the Three Months Ended March 31, 2008.

Revenues (numbers in table in thousands)

	Three Months Ended March 31,		$	%
	2009	2008	Change	Change
Licensing	$6,176	$6,429	$(253)	(3.9)%
Product	215	241	(26)	(10.9)%
Professional services and other	278	453	(175)	(38.6)%

Total Net Revenues	$6,669	$7,123	$(454)	(6.4)%

Total net revenues decreased 6.4%, or $454,000, to $6,669,000 for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. For the three months ended March 31, 2009, 92.6% of our total net revenues came from the licensing of our health information services and benefits technology solutions.

Licensing revenues are recognized on a monthly basis, either based on usage, expiration of monthly minimums, or on a straight-line basis over the life of the contract. Therefore, fluctuation in licensing revenue is due to new contracts, customer usage levels or contract terminations. We annualize each contract’s committed value and use changes to that value, from new sales or terminations, to calculate a net client retention rate. Our decrease in licensing revenue is a result of an increase in contract cancellations exceeding new customer contracts from our benefits technology solutions, and a decrease in usage based revenue from our health information services.

Revenues from product sales decreased by 10.9%, or $26,000, to $215,000 for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. Our product revenues consist primarily of CD-based product sales to the educational market. Revenues were lower in this area due to a market shift from CD-based products to online solutions. We are currently investing in new product development of online solutions to meet the current market requirements.

Professional services and other revenue decreased $175,000, or 38.6%, to $278,000 for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. Professional services and other revenue are derived from products such as custom implementation services, flexible spending account services, direct to consumer products, and sales of nonrecurring products such as books, publications, and medical images. The decrease was primarily due to a shift away from direct to consumer products to focus on our employer and broker solutions. We also saw a decrease in one-time medical image sales compared to last year.

Operating Costs and Expenses (numbers in table in thousands)

	Three Months Ended March 31,		$	%
	2009	2008	Change	Change
Cost of revenues	$1,115	$946	$169	17.9%
Cost of revenues – amortization	463	482	(19)	(3.9)%
Product and content development	1,045	991	54	5.4%
Sales and marketing	1,947	2,118	(171)	(8.1)%
General and administrative	1,083	1,295	(212)	(16.4)%
Goodwill impairment	13,940	—	13,940

Total Operating Cost and Expenses	$19,593	$5,832	$13,761	236.0%

Cost of revenues consists primarily of costs associated with personnel support for our products and services, distribution license fees and royalties. Cost of revenues increased $169,000, or 17.9%, to $1,115,000 for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. The increase is primarily attributable to the cost of additional personnel to increase the level of service to our customers.

Cost of revenues – amortization decreased $19,000, or 3.9%, to $463,000 for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. Cost of revenues – amortization consists of costs associated with amortization of capitalized customer lists, software product, and content development costs. We see fluctuations in amortization costs from period to period based on the timing of capital projects.

Product and content development expenses increased $54,000, or 5.4%, to $1,045,000 for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. Product and content development expenses consist of salary and costs associated with engineering and developing our product and service offerings. This increase is due to lower capitalized project spending of $269,000, being offset by a decrease of total spending of $215,000 for the three months ended March 31, 2009 compared to the three months ended March 31, 2008.

Sales and marketing expenses decreased 8.1%, or $171,000, to $1,947,000 for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. Sales and marketing expenses include the personnel costs and their related travel and support costs and the costs of our marketing and public relations programs. The decrease was related to savings we made in our direct to consumer products.

General and administrative expenses decreased 16.4%, or $212,000, to $1,083,000 for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. This reduction in expense is due to a reduction in personnel in the general and administrative area resulting from our prior efforts to streamline and automate internal processes, controls and the consolidation of certain functions between OnlineBenefits and A.D.A.M.

Due to the decline in our common stock price, we performed additional goodwill impairment testing as of March 31, 2009 and recorded a non-cash goodwill impairment charge of $13,940,000. This is described in further detail in Note 4 of notes to our consolidated financial statements. We performed our annual goodwill impairment testing during the fourth quarters of fiscal year 2008 and 2007, and did not record an impairment loss on goodwill for either of those periods.

Operating profit decreased $14,215,000 to a $12,924,000 loss for the three months ended March 31, 2009 compared to a $1,291,000 profit for the three months ended March 31, 2008. This decrease is primarily related to the non-cash goodwill impairment charge of $13,940,000.

Other Expenses and Income

Interest expense was $121,000 and $472,000 for the three months ended March 31, 2009 and 2008, respectively. This decrease in interest expense was primarily due to the reduction of debt from $15,000,000 at March 31, 2008 to $9,500,000 at March 31, 2009.

Interest income was $2,000 and $24,000 for the three months ended March 31, 2009 and 2008, respectively.

We recognized a loss on the sale of interest bearing short-term investments of $296,000 during the three months ended March 31, 2008 as short term investments of $2,716,000 were sold during the quarter.

Net Income

As a result of the factors described above, net income decreased $13,590,000, to a net loss of $13,043,000 for the three months ended March 31, 2009 compared to net income of $547,000 for the three months ended March 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2009, we had current assets of $6,100,000, including cash and cash equivalents of $2,552,000, and $10,645,000 in current liabilities, or a negative working capital of $4,545,000. Working capital includes $5,758,000 in deferred revenue for which we have already received payment. While we are obligated to provide services related to those payments, in the future, we will not receive additional payments related to those services. Excluding the deferred revenue, working capital would have been $1,213,000. Our working capital is affected by the timing of each period end in relation to items such as payments received from customers, payments made to vendors, and internal payroll and billing cycles, as well as the seasonality within our business. Accordingly, our working capital, and its impact on cash flow from operations, can fluctuate materially from period to period. We use working capital to finance ongoing operations, fund the development and introduction of new business strategies and internally developed software, acquire complementary businesses and acquire capital equipment.

Cash provided by operating activities was $2,134,000 during the three months ended March 31, 2009, as compared to cash provided of $967,000 during the three months ended March 31, 2008. This $1,167,000 increase was due primarily to the increase in cash received from the collection of accounts receivable of $1,235,000.

Cash used in investing activities was $428,000 during the three months ended March 31, 2009, as compared to cash provided of $1,941,000 during the three months ended March 31, 2008. This $2,369,000 decrease was primarily due to proceeds received during the three months ended March 31, 2008, from the sale of short term investments of $2,716,000, offset by a $269,000 reduction of cash used in software product and content development costs.

Cash used in financing activities was $531,000 during the three months ended March 31, 2009, as compared to $4,799,000 during the three months ended March 31, 2008. The $4,268,000 decrease in cash used was primarily due to the $500,000 in payments made in the three months ended March 31, 2009, related to the payoff of long-term debt associated with the OnlineBenefits acquisition, versus the $5,000,000 in payments made in the three months ended March 31, 2008. In addition, proceeds from the exercise of common stock options decreased $230,000.

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

We do not have operations of a material nature that are subject to risks of foreign currency fluctuations, nor do we use derivative financial instruments in our operations or investment portfolio. Our exposure to risk and related changes in interest rates relates primarily to our investment portfolio and our variable rate debt. As of March 31, 2009, we had $2,552,000 of cash and $18,000 in restricted cash. Due to the short-term nature of our investment portfolio, we believe that even a sudden ten percentage points change in interest rates would not have a material effect on the value of the portfolio. The average yield on our cash and cash equivalents at March 31, 2009 was approximately 0.1%. The impact on our future interest income depends largely on the gross amount of our investment portfolio. We do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates.

As of March 31, 2009, we had a total of $9,500,000 in variable rate debt at differing interest rates tied to LIBOR. If the interest rates on our existing variable rate debt were to increase by ten percentage points over the next twelve months, we would incur $1,000,000 of additional interest expense over a twelve month period and would potentially be in default of the long-term debt covenants under the 2008 Loan Agreement.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this quarterly report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

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

There were no changes in our internal control over financial reporting that occurred during the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

There has been no material change in the information provided in Item 1A of the Form 10-K Annual Report for the year ended December 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are filed with this report or incorporated herein by reference:

Exhibit Number	Exhibit Description
10.1	Loan and Security Agreement dated December 31, 2008 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by the Company on January 7, 2009)

10.2	Warrant dated December 31, 2008 (incorporated by reference to Exhibit 10.2 of the Form 8-K filed by the Company on January 7, 2009)

10.3	Commercial Promissory Note dated December 31, 2008 (incorporated by reference to Exhibit 10.3 of the Form 8-K filed by the Company on January 7, 2009)

10.4	Commercial Promissory Note dated December 31, 2008 (incorporated by reference to Exhibit 10.4 of the Form 8-K filed by the Company on January 7, 2009)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A.D.A.M., Inc. (Registrant)

Date: May 14, 2009	By:	/s/ KEVIN S. NOLAND
Kevin S. Noland President and Chief Executive Officer (principal executive officer)

Date: May 14, 2009	By:	/s/ MARK B. ADAMS
Mark B. Adams Chief Financial Officer and Corporate Secretary (principal financial officer)