Form 10-Q
period 2009-06-30
ADAM INC
filed 2009-08-13
CIK 863650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File Number 001-34401

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

As of August 7, 2009, there were 9,889,760 shares of the Registrant’s common stock, par value $.01 per share, outstanding.

A.D.A.M., Inc.

Form 10-Q for the Quarter Ended June 30, 2009

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

A.D.A.M., Inc.

Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	June 30, 2009	December 31, 2008
Assets
Current assets
Cash and cash equivalents	$2,215	$1,377
Accounts receivable, net of allowances of $493 and $345, respectively	2,706	3,986
Restricted cash	18	47
Inventories, net	23	33
Prepaids and other current assets	531	597
Deferred income tax asset	558	558

Total current assets	6,051	6,598
Property and equipment, net	1,495	1,592
Intangible assets, net	9,870	9,979
Goodwill	13,690	27,617
Other assets	212	206
Deferred financing costs, net	72	92
Deferred income tax asset	7,062	7,062

Total assets	$38,452	$53,146

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$3,373	$3,880
Deferred revenue	5,404	5,995
Current portion of long-term debt	2,000	2,000
Current portion of capital lease obligations	20	44

Total current liabilities	10,797	11,919
Capital lease obligations, net of current portion	103	112
Other liabilities	1,930	1,293
Long-term debt, net of current portion	7,000	8,000

Total liabilities	19,830	21,324

Shareholders’ equity
Common stock, $.01 par value; 20,000,000 shares authorized; 10,152,019 shares issued and 9,882,260 shares outstanding at 6/30/2009 and 12/31/2008	102	102
Treasury stock, at cost, 269,759 shares	(1,088)	(1,088)
Additional paid-in capital	58,781	58,475
Accumulated deficit	(39,173)	(25,667)

Total shareholders’ equity	18,622	31,822

Total liabilities and shareholders’ equity	$38,452	$53,146

The accompanying notes are an integral part of these consolidated financial statements.

A.D.A.M., Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues, net:
Licensing	$6,528	$6,330	$12,704	$12,759
Product	340	316	555	557
Professional services and other	204	543	482	996

Total revenues, net	7,072	7,189	13,741	14,312

Cost of revenues:
Cost of revenues	1,064	921	2,179	1,867
Cost of revenues – amortization	512	465	975	947

Total cost of revenues	1,576	1,386	3,154	2,814

Gross profit	5,496	5,803	10,587	11,498

Operating expenses:
Product and content development	1,445	1,197	2,490	2,188
Sales and marketing	1,831	2,157	3,778	4,274
General and administrative	1,161	1,298	2,244	2,593
Goodwill impairment	—	—	13,940	—
Restructuring costs	1,408	—	1,408	—

Total operating expenses	5,845	4,652	23,860	9,055

Operating income/(loss)	(349)	1,151	(13,273)	2,443
Interest expense, net	114	341	233	789
Loss on the sale of investments	—	—	—	296

Income/(loss) before income taxes	(463)	810	(13,506)	1,358
Income tax expense	—	—	—	—

Net income/(loss)	$(463)	$810	$(13,506)	$1,358

Basic net income/(loss) per common share	$(0.05)	$0.08	$(1.37)	$0.14

Basic weighted average number of common shares outstanding	9,882	9,795	9,882	9,755

Diluted net income/(loss) per common share	$(0.05)	$0.08	$(1.37)	$0.13

Diluted weighted average number of common shares outstanding	9,882	10,760	9,882	10,743

The accompanying notes are an integral part of these consolidated financial statements.

A.D.A.M., Inc.

Consolidated Statement of Changes in Shareholders’ Equity

(In thousands, except share data)

(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount			Total
Balance at December 31, 2008	10,152,019	$102	(269,759)	$(1,088)	$58,475	$(25,667)	$31,822
Comprehensive income/(loss):
Net income/(loss)	—	—	—	—	—	(13,506)	(13,506)
Stock-based compensation expense	—	—	—	—	306	—	306
Exercise of common stock options	—	—	—	—	—	—	—

Balance at June 30, 2009	10,152,019	$102	(269,759)	$(1,088)	$58,781	$(39,173)	$18,622

The accompanying notes are an integral part of these consolidated financial statements.

A.D.A.M., Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities
Net income (loss)	$(13,506)	$1,358
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Goodwill impairment	13,940	—
Restructuring costs	1,408	—
Payments for restructuring costs	(841)	—
Depreciation and amortization	1,186	1,163
Stock-based compensation expense	306	322
Deferred financing cost amortization	20	241
Loss on sale of investments	—	296
Changes in assets and liabilities:
Accounts receivable	1,280	852
Inventories	10	16
Prepaids and other assets	60	(215)
Accounts payable and accrued liabilities	(756)	(1,014)
Deferred revenue	(591)	(265)
Other liabilities	319	10

Net cash provided by operating activities	2,835	2,764

Cash flows from investing activities
Software product and content development costs	(866)	(1,114)
Purchases of property and equipment	(114)	(329)
Goodwill, additional cost of previous acquisition from earnout payments	(13)	(40)
Net change in restricted cash	29	—
Proceeds from sale of investments	—	2,716
Purchase of investments	—	(37)

Net cash (used in) provided by investing activities	(964)	1,196

Cash flows from financing activities
Payment on long term debt	(1,000)	(6,000)
Proceeds from exercise of common stock options	—	554
Repayments on capital leases	(33)	(57)

Net cash used in financing activities	(1,033)	(5,503)

Increase (decrease) in cash and cash equivalents	838	(1,543)
Cash and cash equivalents, beginning of period	1,377	5,425

Cash and cash equivalents, end of period	$2,215	$3,882

Interest paid	$161	$696

The accompanying notes are an integral part of these consolidated financial statements.

A.D.A.M., Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2009

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) for interim financial information and the general instructions to Form 10-Q. Accordingly, certain information and footnotes required by GAAP for complete financial statements may be condensed or omitted. These interim financial statements should be read in conjunction with our audited financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or any future period.

Net income per common share

Net income per share is computed in accordance with Statement of Financial Accounting Standards (SFAS), No. 128, “Earnings Per Share” (SFAS 128). Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding for each period. Diluted net income per share is based upon the addition of the effect of common stock equivalents (stock options, restricted stock awards and stock warrants) to the denominator of the basic net income per share calculation using the treasury stock method, if their effect is dilutive. The computation of net income per share for the three and six months ended June 30, 2009 and 2008 is as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income/(loss)	$(463)	$810	$(13,506)	$1,358

Weighted average common shares outstanding – basic	9,882	9,795	9,882	9,755
Weighted average common share equivalents	—	965	—	988

Weighted average common shares outstanding – diluted	9,882	10,760	9,882	10,743
Net income per share:
Basic	$(0.05)	$0.08	$(1.37)	$0.14
Diluted	$(0.05)	$0.08	$(1.37)	$0.13

Anti-dilutive stock options, restricted stock awards and warrants outstanding	2,817	1,446	2,299	1,446

Recently Adopted Accounting Standards

Effective April 1, 2009, we adopted SFAS No. 165, “Subsequent Events”. The standard modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events). In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities) or available to be issued (for nonpublic entities). It also requires the disclosure of the date through which subsequent events have been evaluated. For the three and six months ended June 30, 2009, we evaluated, for potential recognition and disclosure, events that occurred prior to the filing of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 on August 13, 2009. The standard did not result in significant changes in the practice of subsequent event disclosures or the related accounting thereof, and therefore the adoption did not have a material impact on our consolidated financial statements.

Effective April 1, 2009, we adopted three Financial Accounting Standard Board (FASB) Staff Positions (FSP) that were intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP 157-4), provides additional guidelines for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements” (SFAS 157). FSP No. 115-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP 115-2), changes existing accounting requirements for other-than-temporary-impairment (OTTI) for debt securities by replacing the current requirement that a holder have the positive intent and ability to hold an impaired security to recovery in order to conclude an impairment was temporary with a requirement that an entity conclude it does not intend to sell an impaired security and it will not be required to sell the security before the recovery of its amortized cost basis. FSP No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, increases the frequency of fair value disclosures. These FSPs are effective for fiscal years and interim periods ended after June 15, 2009. The adoption of these FSPs did not have a material impact on our consolidated financial statements.

Effective January 1, 2009, we adopted FSP No. 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2). FSP 157-2 delayed the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. These include goodwill and other non-amortizable intangible assets. The adoption of SFAS 157 to non-financial assets and liabilities did not have a material impact on our consolidated financial statements.

Effective January 1, 2009, we adopted SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141(R)). Under SFAS 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of January 1, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired contingencies under SFAS 109. With the adoption of SFAS 141(R), any tax related adjustments associated with acquisitions that closed prior to January 1, 2009 will be recorded through income tax expense, whereas the previous accounting treatment would require any adjustment to be recognized through the purchase price. The adoption of SFAS 141(R) did not have a material impact on our consolidated financial statements and its future impact will be dependent upon the specific terms of future business combinations.

Effective January 1, 2009, we adopted FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3) which amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142 “Goodwill and Other Intangible Assets” (SFAS 142). FSP 142-3 requires a consistent approach between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of an asset under SFAS 141(R). The FSP also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. The adoption did not have a material impact on our consolidated financial statements.

Recently Issued Accounting Standards

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. This standard replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, and establishes only two levels of GAAP, authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. We will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal 2009. As the Codification was not intended to change or alter existing GAAP, it should not have any impact on our consolidated financial statements.

2. Debt

In conjunction with the acquisition of OnlineBenefits, we entered into a credit agreement (the “2006 Credit Agreement”) with Capital Source Finance LLC (“Capital Source”). The 2006 Credit Agreement provided for a revolving credit facility of up to $2,000,000, which would have matured in August 2011, a $20,000,000 term loan, which would have matured in June 2011, and a $5,000,000 convertible note (the “Convertible Note”), which would have matured in August 2011. At the time of each maturity, all outstanding amounts and letters of credit for the related debt would have been due and payable.

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

On December 31, 2008, we entered into a Loan and Security Agreement (the “2008 Loan Agreement”) with RBC Bank (USA) (“RBC Bank”). The credit facility under the 2008 Loan Agreement consists of a revolving line of credit, a term loan facility and a letter of credit facility. The 2008 Loan Agreement, with related balances at June 30, 2009, is summarized below (numbers in column are in thousands):

Balance at June 30, 2009
$3,000,000 revolver with RBC Bank—principal repayable in full in December 2010; interest at 1month LIBOR plus 2.75% (3.06% at 6/30/09), payable monthly in advance	$—
$10,000,000 term loan with RBC Bank—principal repayable in monthly installments of $166,667 plus interest at 1month LIBOR plus 3.25% (3.56% at 6/30/09) until December 2011, when one final payment of the remaining balance of principal, interest and any other fees and expenses outstanding are due	9,000

Total	$9,000

Under the letter of credit facility, through December 31, 2010, we may request RBC Bank to issue letters of credit from its account in an aggregate outstanding face amount not to exceed the amount of advances available under the revolving line of credit at the time of the issuance of the letter of credit. Subject to other limitations set forth in the 2008 Loan Agreement, the amount of aggregate outstanding letters of credit shall not exceed $500,000. We are required to pay RBC Bank a fee of 1.5% per annum of the face amount of the letters of credit issued pursuant to the 2008 Loan Agreement.

Loans made under the 2008 Loan Agreement are secured by a first lien security interest on all assets, including intellectual property, of the Company and certain of its subsidiaries.

The 2008 Loan Agreement contains customary representations, warranties, affirmative and negative covenants (including a requirement that we maintain our primary operating depository accounts with RBC Bank), agreements, default provisions and indemnities. We are also subject to certain specified financial covenants with respect to a minimum funded debt to EBITDA ratio and a modified fixed charge coverage ratio. This credit facility generally prohibits us from paying dividends on our common stock. As of June 30, 2009, we are in compliance with all covenants related to the 2008 Loan Agreement.

We incurred $92,000 in financing fees related to the 2008 Loan Agreement. This amount has been deferred and will be amortized over the 36 month term of the loan. Accumulated amortization was $20,000 at June 30, 2009.

3. Intangible Assets

Intangible assets are summarized as follows (in thousands):

	Estimated amortizable lives (years)	June 30, 2009	December 31, 2008
Intangible assets:
Internally developed software	2 – 3	$8,333	$7,467
Purchased software	3	500	500
Purchased intellectual content	3	1,431	1,431
Purchased customer contracts	2	333	333
Purchased customer relationships	15	8,800	8,800

Intangible assets, gross		19,397	18,531

Accumulated amortization:
Internally developed software		(5,592)	(4,994)
Purchased software		(480)	(397)
Purchased intellectual content		(1,431)	(1,431)
Purchased customer contracts		(333)	(333)
Purchased customer relationships		(1,691)	(1,397)

Accumulated amortization		(9,527)	(8,552)

Intangible assets, net		$9,870	$9,979

Amortization expense for the three and six months ended June 30, 2009 was $512,000 and $975,000, respectively. For the three and six months ended June 30, 2008, amortization expense was $465,000 and $947,000, respectively.

4. Goodwill

Under GAAP, goodwill and other intangible assets with indefinite lives are not amortized, but rather are tested for impairment at least annually. This annual evaluation was performed as of November 1, 2008 and the goodwill was deemed not impaired.

SFAS 142, prescribes a two-step method for determining impairment of goodwill and certain other intangible assets. Factors considered in determining fair value for purposes of SFAS 142 include, among other things, our market capitalization as determined by quoted market prices for our common stock, market values of our reporting units based on common market multiples for comparable companies, and discount rates that appropriately reflect not only our businesses, but also the current overall microeconomic environment.

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

Impairment charges related to goodwill and other intangible assets are reflected as “Goodwill impairment” in the accompanying consolidated statements of operations. Such charges have no impact on our cash flows or liquidity. The following table reflects the change in the net carrying amount of goodwill and other intangible assets (in thousands):

Balance, December 31, 2008	$27,617
Final payment related to earn-out provision of previous acquisition	13
Goodwill impairment	(13,940)

Balance, June 30, 2009	$13,690

5. Income Taxes

We performed our quarterly evaluation of the deferred tax asset and the related valuation allowance as of June 30, 2009 and based on our analysis, we do not expect to record an income tax provision or benefit for the year due to the anticipated release of a portion of the valuation allowance for tax assets we determined will “more likely than not” be utilized.

For the three and six months ended June 30, 2009, our estimated effective tax rate was (7%) prior to changes in the valuation allowance. However, due to the anticipated change in our valuation allowance for tax assets, we did not record any tax expense or tax benefit to date. The difference between the estimated effective tax rate and the statutory rate is primarily related to impairment of non-deductible goodwill and the impact of changes to the valuation allowance.

For the three and six months ended June 30, 2008, our annual estimated effective tax rate was 38% prior to any changes in the valuation allowance.

6. Stock-based Compensation

We account for stock-based compensation under SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS 123(R)).

In 2002, our Board of Directors and shareholders approved the 2002 Stock Incentive Plan, under which 1,500,000 shares of common stock were reserved pursuant to the grant of incentive or non-qualified stock options, stock appreciation rights and restricted stock awards to full-time employees and key persons. Under this plan, a number of additional shares are reserved annually. This number is 3% of the number of shares of stock outstanding on January 1 of each year, not to exceed 250,000 shares annually.

Stock Options

Options are granted at an exercise price as determined by our Board of Directors, which may not be less than the fair market value of our common stock at the date of the grant, and the options generally vest ratably over a three-year service period. Options granted under this plan generally expire ten years from the date of the grant. We use the Black-Scholes method (which models the value over time of financial instruments) to estimate the fair value at grant date of the options. The Black-Scholes method uses several assumptions to value an option. The following assumptions were used:

•	Expected Dividend Yield—because we do not currently pay dividends, the expected dividend yield is zero;

•	Expected Volatility in Stock Price—reflects the historical change in our stock price over the expected term of the stock option;

•	Risk-free Interest Rate—reflects the average rate on a United States Treasury bond with maturity equal to the expected term of the option; and

•	Expected Life of Stock Awards—is based on historical experience that was modified based on expected future changes.

The weighted-average assumptions used in the option pricing model for stock option grants were as follows:

Six Months Ended June 30,	2009	2008
Expected Dividend Yield	—	—
Expected Volatility in Stock Price	58.70%	45.51%
Risk-Free Interest Rate	1.68%	2.14%
Expected Life of Stock Awards – Years	3.50	3.50
Weighted Average Fair Value at Grant Date	$1.34	$2.63

The following table summarizes stock option activity for the six months ended June 30, 2009:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2008	2,622,292	$5.13
Granted	247,500	3.09
Exercised	—	—
Canceled or expired	(320,873)	7.11

Outstanding at June 30, 2009	2,548,919	$4.68	$997,000

Exercisable at June 30, 2009	2,006,775	$4.60	$997,000

For the three months ended June 30, 2009 and 2008, respectively, we recorded $143,000 and $178,000 of stock-based compensation expense related to employee stock options, not including variable options. We recorded $276,000 and $322,000, respectively, of stock-based compensation expense for the six months ended June 30, 2009 and 2008. The aggregate intrinsic value of options exercised during the six months ended 2008 was $470,000. We expect to incur approximately $823,000 of expense over a weighted average of 1.7 years for all unvested options outstanding at June 30, 2009.

Restricted Stock Awards

The fair value of restricted stock awards used for the application of SFAS 123(R) is the market value of the stock on the date of grant.

The following table summarizes restricted stock activity for the six months ended June 30, 2009:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2008	—	$—
Granted	15,000	4.00
Vested	—	—
Forfeited	—	—

Unvested at June 30, 2009	15,000	$4.00

For the three and six months ended June 30, 2009, respectively, we recorded $15,000 and $30,000 of stock-based compensation expense related to restricted stock awards. At June 30, 2009, total unrecognized compensation expense related to restricted stock was $30,000 which is expected to be recognized over a weighted average period of less than one year.

7. Related Party Transactions

Investment with BeBetter Networks, Inc.

At June 30, 2009 and December 31, 2008, we had a 2% investment in BeBetter Networks, Inc. (“BeBetter”). As of June 30, 2009 and December 31, 2008, the Chairman of our Board of Directors held an approximate 2% voting interest in this company. The investment was accounted for under the cost method, as we had less than a 20% ownership and do not exercise significant influence over the investee.

At June 30, 2009 and December 31, 2008, the carrying value of the investment in BeBetter was $0. We have no plans to make additional investments in BeBetter in the future.

Investment and sublease with ThePort Network, Inc.

As of November 24, 2008, ThePort Network, Inc. (“ThePort”) closed a $4,100,000 Preferred Stock financing of Series B Preferred Stock at $0.165 per share, which included an investment by our Chairman. The Chairman of our Board of Directors also currently serves as the Chairman of the Board of Directors and Chief Executive Officer of ThePort.

As a result of the financing, at June 30, 2009 and December 31, 2008, we held an approximate 3% voting interest in ThePort. The Chairman of our Board of Directors held an approximate 27% voting interest in ThePort at June 30, 2009 and December 31, 2008, and held a convertible note from ThePort in the amount of approximately $313,000 and $590,000 at June 30, 2009 and December 31, 2008, respectively. Two of our other directors also own equity interests in ThePort. Historically, ThePort was accounted for under the equity method. The financing in 2008 diluted our voting interest in ThePort, therefore for 2008 and going forward, we will account for this investment under the cost method.

As of September 10, 2008, ThePort converted its outstanding notes into a Preferred Stock designated as Series A Preferred Stock at $0.30 per share, which included notes held by our Chairman. As part of the conversion, we exchanged our prior Series A Preferred Stock, which had been purchased at $0.80 per share, for the new Series A Preferred Stock at $0.30 per share.

At June 30, 2009 and December 31, 2008, the carrying value of the investment in ThePort was $0. We have not adjusted our investment below zero for our share of ThePort’s losses since we have not provided or committed to provide any additional financial support to ThePort.

8. Contingencies

We indemnify customers from third party claims of intellectual property infringement relating to the use of our products. Historically, costs related to this guarantee have not been significant and we are unable to estimate the potential impact of this guarantee on future results of operations.

9. Concentrations

No one customer accounted for more than 10% of our revenues during the three and six months ended June 30, 2009 or 2008.

10. Operating Segments

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS 131), establishes standards for reporting information about operating segments. It defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision-maker is our Chief Executive Officer. We have two operating segments which aggregate into one reportable segment under SFAS 131. Under SFAS 131, two or more operating segments may be aggregated into a single operating segment for financial reporting purposes if aggregation is consistent with the objective and basic principles of SFAS 131, if the segments have the similar economic characteristics, and if the segments are similar in each of the following areas: nature of product and services, nature of the production process, class of customer for products and services, and the methods used to distribute the products and services.

The largest product groups (our two operating segments) relate to our health information products and our benefits communications and broker systems. Our Chief Executive Officer reviews financial information in the aggregate and by product when making decisions for allocating resources and evaluating financial performance. Periodic decisions may be made for the two product groups due to customer strategies, product releases, market conditions, acquisitions, or staffing resources, but the common long term growth outlook for each segment remains constant. The two aggregated operating segments have similar economic characteristics and the aggregation into one reportable segment is not done to hide unprofitable segments.

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

The following table summarizes fair value measurements by level at June 30, 2009 for assets measured at fair value on a non-recurring basis (in thousands):

Description	Balance at June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Goodwill	$13,690	—	—	$13,690

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

The fair value amounts for cash and equivalents, accounts receivable, net, and payable and accrued expenses approximate carrying amounts due to the short maturities of these instruments. The carrying value of our current and long-term maturities of capital lease obligations and debt do not vary materially from fair value at June 30, 2009.

12. Restructuring costs

	Accrued Costs at December 31, 2008	Payments Made	Provision	Accrued Costs at June 30, 2009
Accrued restructuring costs:
Severance and exit costs	$525,000	$(474,000)	$—	$51,000
Contractual obligations	2,053,000	(367,000)	1,408,000	3,094,000

Total restructuring costs	$2,578,000	$(841,000)	$1,408,000	$3,145,000

During the year ended December 31, 2008, we expensed restructuring costs of $2,193,000 associated with our 2008 Facility Consolidation Program which led to the closing of our New York and Pennsylvania offices and allowed us to consolidate our customer focused operations to our Georgia office. During the second quarter of 2009, we revised our estimate of sublease rental income from these offices based on the current real estate market conditions and expensed an additional $1,408,000 of restructuring costs. The expenses associated with these charges are reflected in “Restructuring costs” in our consolidated statements of operations. During the six months ended June 30, 2009, we paid $841,000 related to these costs. We anticipate these remaining costs will be paid over the next 24 months.

13. Subsequent events

On July 1, 2009, our Board of Directors adopted a Shareholder Rights Plan designed to ensure our shareholders receive fair and equal treatment in the event an unsolicited attempt is made to acquire us. The Shareholder Rights Plan, which was not adopted in response to any known proposal to acquire control of us, is designed to enhance our ability to negotiate with any prospective acquiror and to deter unilateral actions by hostile acquirors that could deprive our Board of Directors and shareholders of their ability to determine the destiny of our company and obtain the highest price for shareholders’ common stock. Our shareholder rights plan is similar to plans adopted by many other publicly traded companies.

Under the Shareholder Rights Plan, shareholders of record at the close of business on July 31, 2009 will receive one share purchase right for each share of A.D.A.M. common stock held on that date. The Rights, which will initially trade with our common stock, represent the right to purchase one one-thousandth of a share of Series B Preferred Stock at $12.00 per Right that becomes exercisable when a person or group acquires 15% or more of our common stock without prior Board of Directors approval. In that event, the Rights permit A.D.A.M. shareholders, other than the acquiror, to purchase our common stock having a market value of twice the exercise price of the Rights, in lieu of the Preferred Stock. Alternatively, when the Rights become exercisable, the Board of Directors may authorize the issuance of one share of A.D.A.M. common stock in exchange for each Right that is then exercisable. In addition, in the event of certain business combinations, the Rights permit the purchase of the common stock of an acquiror at a 50% discount. Rights held by the acquiror will become null and void in each case. Prior to a person or group acquiring 15%, the Rights can be redeemed for $0.01 each by action of our Board of Directors.

The Rights expire on June 29, 2019. The Shareholder Rights Plan includes a requirement that a committee of independent directors evaluate the Shareholder Rights Plan at least every three years. The Rights distribution will not be taxable to shareholders and will be payable to shareholders of record on July 31, 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We provide online information and technology solutions for employers, benefits brokers, healthcare organizations and online media companies. For the end users of our solutions—general consumers, employees, patients, and health plan members—our products and services help people to better understand their health, better understand the benefit plans their employers provide, and make well informed decisions about their healthcare and benefit selections. In addition, we help people understand the relationship between their benefits and the costs associated with them. This connection between financial understanding and benefits choice and use of benefits is increasingly important as consumers are assuming more of the financial responsibilities for their healthcare.

Our proprietary health information products are derived from what we believe to be one of the largest continually enhanced online consumer health reference information libraries available. The information we provide, which is web-based, includes information on diseases, symptoms, treatments, surgical procedures, specialty medicine and topics, and alternative medicine. Our content is enhanced with visuals, animations and other new media that provides a graphically rich environment to promote learning retention and interactivity. In addition, we offer a number of health-related applications, such as health risk assessments and other decision support applications that are used by consumers to make informed healthcare decisions.

Our primary product for benefits brokers and employers is Benergy®, a co-branded, web-based portal for employees that communicates benefits and other company sponsored information, improves benefits education and selection, automates benefits enrollment, manages healthcare financial accounts such as Flexible Spending Accounts, and provides health content and decision support tools to aid in health education and awareness. The tools, information and services offered through Benergy automate and streamline many important human resources functions so that employers can optimize their time and reduce administrative costs—while providing employees with a high level of access to pertinent benefits and health information. Benefits brokers consider Benergy to be an important part of their service offering to their employer clients. Brokers make available to their clients a Benergy site that is populated with that employer’s specific benefits plan information. In many instances, they manage the Benergy site on behalf of their employer client, providing a deeper level of client service.

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

Electronically delivered software, which includes software license and PCS revenue, is recognized in accordance with the American Institute of Certified Public Accountants’ Statement of Position (SOP) No. 97-2, “Software Revenue Recognition” (SOP 97-2), with the entire amount recognized ratably over the term of the license agreement.

Hosted software, which includes software license, hosting and PCS revenue, is recognized using GAAP principles for service revenue recognition per Emerging Issues Task Force (EITF) Issue No. 00-3, “Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware”. The entire amount of revenue is recognized ratably over the term of the license agreement, which matches the service that is being provided.

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

We capitalize software product and content development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed” (SFAS 86). This statement specifies that costs incurred internally in creating a computer software product shall be charged to expense when incurred as research and development until technological feasibility has been established for the product. Technological feasibility is established upon completion of all planning, designing, and testing activities that are necessary to establish that the product can be produced to meet its design specifications including functions, features, and technical performance requirements. We cease capitalization of internally developed software when the product is made available for general release to customers and thereafter, any maintenance and customer support is charged to expense when related revenue is recognized or when those costs are incurred. We amortize such capitalized costs as cost of revenues on a product-by-product basis using the greater of the ratio of current product revenue to the total of current and anticipated product revenue or on a straight line basis over the estimated life of the software, which we have determined to generally be two years. We continually evaluate the recoverability of capitalized costs and if the successes of new product releases are less than we anticipate then a write-down of capitalized costs may be made which could adversely affect our results in the reporting period in which the write-down occurs.

We also capitalize internal software development costs in accordance with the SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (SOP 98-1). This statement specifies that computer software development costs for computer software intended for internal use occurs in three stages: (1) the preliminary project stage, where costs are expensed as incurred, (2) the application development stage, where costs are capitalized, and (3) the post-implementation or operation stage, where again costs are expensed as incurred. We cease capitalization of developed software for internal use when the software is ready for its intended use and placed in service. We amortize such capitalized costs as cost of revenues on a product-by-product basis using the straight-line method over a period of three years. We continually evaluate the usability of the products that make up our capitalized costs and if certain circumstances arise such as the introduction of new technology in the marketplace that management intends to use in place of the capitalized project, then a write-down of capitalized costs may be made which could adversely affect our results in the reporting period in which the write-down occurs.

•	Goodwill and Intangible Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), we evaluate goodwill and intangible assets for impairment on an annual basis.

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

On January 1, 2006, we adopted SFAS 123(R) using the modified prospective application transition approach method. We expect to incur approximately $823,000 of expense over a weighted average of 1.7 years for all unvested options outstanding at June 30, 2009.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2009 with the Three Months Ended June 30, 2008.

Revenues (numbers in table in thousands)

	Three Months Ended June 30,		$	%
	2009	2008	Change	Change
Licensing	$6,528	$6,330	$198	3.1%
Product	340	316	24	7.6%
Professional services and other	204	543	(339)	(62.4)%

Total net revenues	$7,072	$7,189	(117)	(1.6)%

Total net revenues decreased $117,000, or 1.6%, to $7,072,000 for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. For the three months ended June 30, 2009, 92.3% of our total net revenues came from the licensing of our health information services and benefits technology solutions.

Licensing revenues increased $198,000, or 3.1%, to $6,528,000 for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. Licensing revenues are recognized on a monthly basis, either based on usage, expiration of monthly minimums, or on a straight-line basis over the life of the contract. Therefore, fluctuations in licensing revenue are due to new contracts, customer usage levels or contract terminations. We annualize each contract’s committed value and use changes to that value, from new sales or terminations, to calculate a net client retention rate. Our increase in licensing revenue is a result of an increase in new customer contracts exceeding contract cancellations from our benefits technology solutions and an increase in usage based revenue from our health information services.

Revenues from product sales increased $24,000, or 7.6%, to $340,000 for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. Our product revenues consist primarily of CD-based product sales to the educational market. Revenues were lower in this area due to a market shift from CD-based products to online solutions. We’re currently in the process of deploying our online product, A.D.A.M Interactive Anatomy (AIA). With the deployment of AIA and future online educational products, we will begin to shift our revenue from one-time product sales to a recurring license model.

Professional services and other revenue decreased $339,000, or 62.4%, to $204,000 for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. Professional services and other revenue are derived from products such as custom implementation services, flexible spending account services, direct to consumer products, and sales of nonrecurring products such as books, publications, and medical images. The decrease was primarily due to a shift away from direct to consumer products to focus on our employer and broker solutions.

Operating Costs and Expenses (numbers in table in thousands)

	Three Months Ended June 30,		$	%
	2009	2008	Change	Change
Cost of revenues	$1,064	$921	$143	15.5%
Cost of revenues – amortization	512	465	47	10.1%
Product and content development	1,445	1,197	248	20.7%
Sales and marketing	1,831	2,157	(326)	(15.1)%
General and administrative	1,161	1,298	(137)	(10.6)%
Restructuring costs	1,408	—	1,408	—

Total operating cost and expenses	$7,421	$6,038	$1,383	22.9%

Cost of revenues increased $143,000, or 15.5%, to $1,064,000 for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. Cost of revenues consists primarily of costs associated with personnel support for our products and services, distribution license fees and royalties. The increase is primarily attributable to the cost of additional personnel to increase the level of service to our customers.

Cost of revenues – amortization increased $47,000, or 10.1%, to $512,000 for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. Cost of revenues – amortization consists of costs associated with amortization of capitalized customer lists, software product, and content development costs. We see fluctuations in amortization costs from period to period based on the timing of capitalized software development projects.

Product and content development expenses increased $248,000, or 20.7%, to $1,445,000 for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. Product and content development expenses consist of salary and costs associated with engineering and developing our product and service offerings. This increase is due to additional development and support efforts used to enhance our products that were not capitalizable for the three months ended June 30, 2009 compared to the three months ended June 30, 2008.

Sales and marketing expenses decreased $326,000, or 15.1%, to $1,831,000 for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. Sales and marketing expenses include personnel costs, and their related travel and support costs, and the costs of our marketing and public relations programs. This decrease in expense is the result of lower sales commission and salary costs and related sales overhead expenses.

General and administrative expenses decreased $137,000, or 10.6%, to $1,161,000 for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. This decrease in expense is due to a reduction in personnel in the general and administrative area resulting from our prior efforts to streamline and automate internal processes and controls as well as improved collection which led to lower bad debt expense.

Restructuring costs were $1,408,000 for the three months ended June 30, 2009. Based on the current real estate market conditions, we revised our estimate of sublease rental income from offices included in our 2008 Facility Consolidation Program. This is described in further detail in Note 12 of notes to our consolidated financial statements.

Operating profit decreased $1,500,000 to a $349,000 loss for the three months ended June 30, 2009 compared to a $1,151,000 profit for the three months ended June 30, 2008.

Other Expenses and Income

Interest expense was $117,000 and $346,000 for the three months ended June 30, 2009 and 2008, respectively. This decrease in interest expense was primarily due to the reduction of debt from $14,000,000 at June 30, 2008 to $9,000,000 at June 30, 2009 along with a reduction in the borrowing cost from our debt refinancing that occurred on December 31, 2008.

Interest income was $3,000 and $5,000 for the three months ended June 30, 2009 and 2008, respectively.

Net Income

As a result of the factors described above, net income decreased $1,273,000, to a net loss of $463,000 for the three months ended June 30, 2009 compared to net income of $810,000 for the three months ended June 30, 2008.

Comparison of the Six Months Ended June 30, 2009 with the Six Months Ended June 30, 2008.

Revenues (numbers in table in thousands)

	Six Months Ended June 30,		$	%
	2009	2008	Change	Change
Licensing	$12,704	$12,759	$(55)	(0.4)%
Product	555	557	(2)	(0.4)%
Professional services and other	482	996	(514)	(51.6)%

Total net revenues	$13,741	$14,312	(571)	(4.0)%

Total net revenues decreased $571,000, or 4.0%, to $13,741,000 for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. For the six months ended June 30, 2009, 92.5% of our total net revenues came from the licensing of our health information services and benefits technology solutions.

Licensing revenues decreased $55,000, or 0.4%, to $12,704,000 for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. Licensing revenues are recognized on a monthly basis, either based on usage, expiration of monthly minimums, or on a straight-line basis over the life of the contract. Therefore, fluctuation in licensing revenue is due to new contracts, customer usage levels or contract terminations. We annualize each contract’s committed value and use changes to that value, from new sales or terminations, to calculate a net client retention rate. Our decrease in licensing revenue is a result of contract cancellations and a decrease in usage based revenue exceeding new customer contracts from our benefits technology solutions.

Revenues from product sales decreased by $2,000, or 0.4%, to $555,000 for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. Our product revenues consist primarily of CD-based product sales to the educational market. Revenues were lower in this area due to a market shift from CD-based products to online solutions. We’re currently in the process of deploying our online product, A.D.A.M Interactive Anatomy (AIA). With the deployment of AIA and future online educational products, we will begin to shift our revenue from one-time product sales to a recurring license model.

Professional services and other revenue decreased $514,000, or 51.6%, to $482,000 for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. Professional services and other revenue are derived from products such as custom implementation services, flexible spending account services, direct to consumer products, and sales of nonrecurring products such as books, publications, and medical images. The decrease was primarily due to a shift away from direct to consumer products to focus on our employer and broker solutions.

Operating Costs and Expenses (numbers in table in thousands)

	Six Months Ended June 30,		$	%
	2009	2008	Change	Change
Cost of revenues	$2,179	$1,867	$312	16.7%
Cost of revenues – amortization	975	947	28	3.0%
Product and content development	2,490	2,188	302	13.8%
Sales and marketing	3,778	4,274	(496)	(11.6)%
General and administrative	2,244	2,593	(349)	(13.5)%
Goodwill impairment	13,940	—	13,940	—
Restructuring costs	1,408	—	1,408	—

Total operating cost and expenses	$27,014	$11,869	$15,145	127.6%

Cost of revenues increased $312,000, or 16.7%, to $2,179,000 for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. Cost of revenues consists primarily of costs associated with personnel support for our products and services, distribution license fees and royalties. The increase is primarily attributable to the cost of additional personnel to increase the level of service to our customers.

Cost of revenues – amortization increased $28,000, or 3.0%, to $975,000 for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. Cost of revenues – amortization consists of costs associated with amortization of capitalized customer lists, software product, and content development costs. We see fluctuations in amortization costs from period to period based on the timing of capital projects.

Product and content development expenses increased $302,000, or 13.8%, to $2,490,000 for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. Product and content development expenses consist of salary and costs associated with engineering and developing our product and service offerings. This increase is due to lower capitalized project spending of $264,000 coupled with a decrease in total spending of $38,000 for the six months ended June 30, 2009 compared to the six months ended June 30, 2008.

Sales and marketing expenses decreased $496,000, or 11.6%, to $3,778,000 for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. Sales and marketing expenses include personnel costs and their related travel and support costs and the costs of our marketing and public relations programs. This decrease in expense is the result of lower sales commission and salary costs and related sales overhead expenses.

General and administrative expenses decreased $349,000, or 13.5%, to $2,244,000 for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. This decrease in expense is due to a reduction in personnel in the general and administrative area resulting from our prior efforts to streamline and automate internal processes and controls.

Due to the decline in our common stock price, we performed additional goodwill impairment testing during the first quarter of 2009 and recorded a non-cash goodwill impairment charge of $13,940,000. This is described in further detail in Note 4 of notes to our consolidated financial statements. We performed our annual goodwill impairment testing during the fourth quarters of fiscal year 2008 and 2007 and did not record an impairment loss on goodwill for either of those periods.

Restructuring costs were $1,408,000 for the six months ended June 30, 2009. Based on the current real estate market conditions, we revised our estimate of sublease rental income from offices included in our 2008 Facility Consolidation Program. This is described in further detail in Note 12 of notes to our consolidated financial statements.

Operating profit decreased $15,716,000 to a $13,273,000 loss for the six months ended June 30, 2009 compared to a $2,443,000 profit for the six months ended June 30, 2008.

Other Expenses and Income

Interest expense was $238,000 and $818,000 for the six months ended June 30, 2009 and 2008, respectively. This decrease in interest expense was primarily due to the reduction of debt from $14,000,000 at June 30, 2008 to $9,000,000 at June 30, 2009 along with a reduction in the borrowing cost from our debt refinancing that occurred on December 31, 2008.

Interest income was $5,000 and $29,000 for the six months ended June 30, 2009 and 2008, respectively.

We recognized a loss on the sale of interest bearing short-term investments of $296,000 during the six months ended June 30, 2008 as short term investments of $2,716,000 were sold during the year.

Net Income

As a result of the factors described above, net income decreased $14,864,000, to a net loss of $13,506,000 for the six months ended June 30, 2009 compared to net income of $1,358,000 for the six months ended June 30, 2008.

Liquidity and Capital Resources

As of June 30, 2009, we had current assets of $6,051,000, including cash and cash equivalents of $2,215,000, and $10,797,000 in current liabilities, or a negative working capital of $4,746,000. Working capital includes $5,404,000 in deferred revenue for which we have already received payment. While we are obligated to provide services related to those payments, in the future, we will not receive additional payments related to those services. Excluding the deferred revenue, working capital would have been $658,000. Our working capital is affected by the timing of each period end in relation to items such as payments received from customers, payments made to vendors, and internal payroll and billing cycles, as well as the seasonality within our business. Accordingly, our working capital, and its impact on cash flow from operations, can fluctuate materially from period to period. We use working capital to finance ongoing operations, fund the development and introduction of new business strategies and internally developed software, acquire complementary businesses and acquire capital equipment.

Cash provided by operating activities was $2,835,000 during the six months ended June 30, 2009 as compared to cash provided of $2,764,000 during the six months ended June 30, 2008. This $71,000 increase was due primarily to the collection of accounts receivable.

Cash used in investing activities was $964,000 during the six months ended June 30, 2009 as compared to cash provided of $1,196,000 during the six months ended June 30, 2008. This $2,160,000 decrease was primarily due to proceeds received during the six months ended June 30, 2008 from the sale of short term investments of $2,716,000 offset by a $248,000 reduction of cash used in software product and content development costs and a $215,000 reduction in purchases of property and equipment.

Cash used in financing activities was $1,033,000 during the six months ended June 30, 2009 as compared to $5,503,000 during the six months ended June 30, 2008. The $4,470,000 decrease in cash used was primarily due to the $1,000,000 in payments made in the six months ended June 30, 2009 related to the payoff of long-term debt associated with the OnlineBenefits acquisition versus the $6,000,000 in payments made in the six months ended June 30, 2008. In addition, proceeds from the exercise of common stock options decreased $554,000.

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

We do not have operations of a material nature that are subject to risks of foreign currency fluctuations, nor do we use derivative financial instruments in our operations or investment portfolio. Our exposure to risk and related changes in interest rates relates primarily to our investment portfolio and our variable rate debt. As of June 30, 2009, we had $2,215,000 of cash and $18,000 in restricted cash. Due to the short-term nature of our investment portfolio, we believe that even a sudden ten percentage point change in interest rates would not have a material effect on the value of the portfolio. The average yield on our cash and cash equivalents at June 30, 2009 was approximately 0.1%. The impact on our future interest income depends largely on the gross amount of our investment portfolio. We do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates.

As of June 30, 2009, we had a total of $9,000,000 in variable rate debt at differing interest rates tied to one month LIBOR rates. If the interest rates on our existing variable rate debt were to increase by ten percentage points over the next twelve months, we would incur $900,000 of additional interest expense over a twelve month period and would potentially be in default of the long-term debt covenants under the 2008 Loan Agreement.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, including our principal executive and principal financial officers, have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this quarterly report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

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

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

There has been no material change in the information provided in Item 1A of the Form 10-K Annual Report for the year ended December 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are filed with this report or incorporated herein by reference:

Exhibit Number	Exhibit Description
3.1	Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 8-K filed by the Company on July 1, 2009)

4.1	Rights Agreement, effective as of June 29, 2009 between the company and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 of the Form 8-K filed by the Company on July 1, 2009)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A.D.A.M., Inc. (Registrant)

Date: August 13, 2009	By:	/s/ KEVIN S. NOLAND
Kevin S. Noland President and Chief Executive Officer (principal executive officer)

Date: August 13, 2009	By:	/s/ MARK B. ADAMS
Mark B. Adams Chief Financial Officer and Corporate Secretary (principal financial officer)