Form 10-Q
period 2009-09-30
ADAM INC
filed 2009-11-12
CIK 863650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of November 6, 2009, there were 9,889,760 shares of the Registrant’s common stock, par value $.01 per share, outstanding.

A.D.A.M., Inc.

Form 10-Q for the Quarter Ended September 30, 2009

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

A.D.A.M., Inc.

Consolidated Balance Sheets

(In thousands, except share data)

	September 30, 2009	December 31, 2008
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$3,485	$1,377
Accounts receivable, net of allowances of $442 and $345, respectively	2,795	3,986
Restricted cash	18	47
Inventories, net	36	33
Prepaids and other current assets	328	597
Deferred income tax asset	558	558

Total current assets	7,220	6,598
Property and equipment, net	1,578	1,592
Intangible assets, net	9,676	9,979
Goodwill	13,690	27,617
Other assets	212	206
Deferred financing costs, net	62	92
Deferred income tax asset	7,062	7,062

Total assets	$39,500	$53,146

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$3,449	$3,880
Deferred revenue	5,740	5,995
Current portion of long-term debt	2,000	2,000
Current portion of capital lease obligations	20	44

Total current liabilities	11,209	11,919
Capital lease obligations, net of current portion	97	112
Other liabilities	1,605	1,293
Long-term debt, net of current portion	6,500	8,000

Total liabilities	19,411	21,324

Shareholders’ equity
Common stock, $.01 par value; 20,000,000 shares authorized; 10,159,519 shares issued and 9,889,760 shares outstanding at 9/30/2009 and 10,152,019 shares issued and 9,882,260 shares outstanding at 12/31/2008	102	102
Treasury stock, at cost, 269,759 shares	(1,088)	(1,088)
Additional paid-in capital	58,955	58,475
Accumulated deficit	(37,880)	(25,667)

Total shareholders’ equity	20,089	31,822

Total liabilities and shareholders’ equity	$39,500	$53,146

The accompanying notes are an integral part of these consolidated financial statements.

A.D.A.M., Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues, net:
Licensing	$6,714	$6,270	$19,418	$19,028
Product	195	368	750	925
Professional services and other	82	501	564	1,498

Total revenues, net	6,991	7,139	20,732	21,451

Cost of revenues:
Cost of revenues	840	1,116	3,019	2,983
Cost of revenues – amortization	652	491	1,627	1,438

Total cost of revenues	1,492	1,607	4,646	4,421

Gross profit	5,499	5,532	16,086	17,030

Operating expenses:
Product and content development	1,290	899	3,780	3,088
Sales and marketing	1,454	2,368	5,232	6,642
General and administrative	1,335	1,263	3,579	3,856
Goodwill impairment	—	—	13,940	—
Restructuring costs	—	—	1,408	—

Total operating expenses	4,079	4,530	27,939	13,586

Operating income/(loss)	1,420	1,002	(11,853)	3,444
Interest expense, net	127	314	360	1,102
Loss on the sale of investments	—	—	—	296

Income/(loss) before income taxes	1,293	688	(12,213)	2,046
Income tax expense	—	—	—	—

Net income/(loss)	$1,293	$688	$(12,213)	$2,046

Basic net income/(loss) per common share	$0.13	$0.07	$(1.24)	$0.21

Basic weighted average number of common shares outstanding	9,888	9,867	9,884	9,792

Diluted net income/(loss) per common share	$0.13	$0.06	$(1.24)	$0.19

Diluted weighted average number of common shares outstanding	10,256	10,705	9,884	10,730

The accompanying notes are an integral part of these consolidated financial statements.

A.D.A.M., Inc.

Consolidated Statement of Changes in Shareholders’ Equity

(In thousands, except share data)

(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount			Total
Balance at December 31, 2008	10,152,019	$102	(269,759)	$(1,088)	$58,475	$(25,667)	$31,822
Net loss	—	—	—	—	—	(12,213)	(12,213)
Stock-based compensation expense	—	—	—	—	477	—	477
Exercise of common stock options	7,500	—	—	—	3	—	3

Balance at September 30, 2009	10,159,519	$102	(269,759)	$(1,088)	$58,955	$(37,880)	$20,089

The accompanying notes are an integral part of these consolidated financial statements.

A.D.A.M., Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities
Net income (loss)	$(12,213)	$2,046
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Goodwill impairment	13,940	—
Restructuring costs	1,408	—
Payments for restructuring costs	(1,219)	—
Depreciation and amortization	1,967	1,767
Stock-based compensation expense	477	624
Deferred financing cost amortization	30	339
Loss on sale of assets	—	18
Loss on sale of investments	—	296
Changes in assets and liabilities:
Accounts receivable	1,191	1,638
Prepaids and other assets	263	(16)
Accounts payable and accrued liabilities	(696)	(659)
Deferred revenue	(255)	(473)
Other liabilities	388	(104)
Inventories	(3)	45

Net cash provided by operating activities	5,278	5,521

Cash flows from investing activities
Software product and content development costs	(1,324)	(1,577)
Purchases of property and equipment	(326)	(1,305)
Proceeds from sale of property and equipment	—	2
Proceeds from sale of investments	—	2,716
Purchase of investments	—	(37)
Goodwill, additional cost of previous acquisition from earn out payments	(13)	(77)
Net change in restricted cash	29	—

Net cash used in investing activities	(1,634)	(278)

Cash flows from financing activities
Payment on long term debt	(1,500)	(9,000)
Proceeds from exercise of common stock options	3	802
Repayments on capital leases	(39)	(82)

Net cash used in financing activities	(1,536)	(8,280)

Increase (decrease) in cash and cash equivalents	2,108	(3,037)
Cash and cash equivalents, beginning of period	1,377	5,425

Cash and cash equivalents, end of period	$3,485	$2,388

Interest paid	$247	$910

The accompanying notes are an integral part of these consolidated financial statements.

A.D.A.M., Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2009

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

•

Benefits communication, online benefit enrollment, decision support, human resources productivity, and benefits broker applications that we market to commercial benefits brokers in the small to midsize employer market.

Our solutions are delivered through a Software as a Service-type model (SaaS) that provides rapid and efficient deployment of our products and allows us to integrate third party products and services that we monetize across our network of clients and end users.

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or any future period.

Net income per common share

Net income per share is computed in accordance with the Earnings Per Share Topic of the Financial Accounting Standard Board (FASB) Accounting Standards Codification (ASC). Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding for each period. Diluted net income per share is based upon the addition of the effect of common stock equivalents (stock options, restricted stock awards and stock warrants) to the denominator of the basic net income per share calculation using the treasury stock method, if their effect is dilutive. The computation of net income per share for the three and nine months ended September 30, 2009 and 2008 is as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income/(loss)	$1,293	$688	$(12,213)	$2,046

Weighted average common shares outstanding – basic	9,888	9,867	9,884	9,792
Weighted average common share equivalents	368	838	—	938

Weighted average common shares outstanding – diluted	10,256	10,705	9,884	10,730
Net income per share:
Basic	$0.13	$0.07	$(1.24)	$0.21
Diluted	$0.13	$0.06	$(1.24)	$0.19

Anti-dilutive stock options, restricted stock awards and warrants outstanding	1,466	1,820	2,249	1,719

Accounting Standards Adopted in 2009

Effective July 1, 2009, we adopted ASC 105—The FASB Accounting Standards Codification and the U.S. GAAP Hierarchy. This standard establishes only two levels of GAAP, authoritative and nonauthoritative. ASC is the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the ASC is nonauthoritative. As the ASC was not intended to change or alter existing GAAP, it did not have any impact on our consolidated financial statements.

Effective April 1, 2009, we adopted ASC 855—Subsequent Events. The standard establishes general standards of accounting for, and disclosures of, events that occurred after the balance sheet date but before financial statements are issued or are available to be issued. For the three and nine months ended September 30, 2009, we evaluated, for potential recognition and disclosure, events that occurred prior to the filing of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 on November 12, 2009. The adoption of this topic did not have a material impact on our consolidated financial statements.

Effective April 1, 2009, we adopted ASC 825—Interim Disclosures about Fair Value of Financial Instruments and an update to ASC 820—Fair Value Measurements and Disclosures. The standard requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. This topic is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this topic did not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued guidance now codified as ASC Topic 820—Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements and does not require any new fair value measurements. In February 2008, the FASB issued additional guidance which delayed the effective date of the application of certain guidance related to all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. The adoption of ASC 820 to nonrecurring non-financial assets and liabilities did not have a material impact on our consolidated financial statements.

Effective January 1, 2009, we adopted ASC 805—Business Combinations. ASC 805 requires an entity to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. ASC 805 is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of January 1, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired contingencies. With the adoption of ASC 805, any tax related adjustments associated with acquisitions that closed prior to January 1, 2009 will be recorded through income tax expense, whereas the previous accounting treatment would require any adjustment to be recognized through the purchase price. The adoption of ASC 805 did not have a material impact on our consolidated financial statements and its future impact will be dependent upon the specific terms of future business combinations.

Effective January 1, 2009, we adopted ASC 350—Determination of the Useful Life of Intangible Assets which amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The adoption did not have a material impact on our consolidated financial statements.

New Accounting Standards yet to be Adopted

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, Revenue Recognition: Multiple-Deliverable Revenue Arrangements. This authoritative guidance revises the current accounting treatment to specifically address how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. This guidance is applicable to revenue arrangements entered into or materially modified during our first fiscal year that begins after June 15, 2010. The guidance may be applied either prospectively from the beginning of the fiscal year for new or materially modified arrangements or retrospectively. We are currently evaluating this authoritative guidance to determine any potential impact that it may have on our financial results.

In October 2009, the FASB issued ASU 2009-14, Software: Certain Revenue Arrangements That Include Software Elements. This authoritative guidance changes the accounting model for revenue arrangements that include both tangible products and software elements. Tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality, are no longer within the scope of the software revenue guidance. This guidance is applicable to revenue arrangements entered into or materially modified during our first fiscal year that begins after June 15, 2010. The guidance may be applied either prospectively from the beginning of the fiscal year for new or materially modified arrangements or retrospectively. We are currently evaluating this authoritative guidance to determine any potential impact that it may have on our financial results.

2. Debt

In conjunction with the acquisition of OnlineBenefits in 2006, we entered into a credit agreement (the “2006 Credit Agreement”) with Capital Source Finance LLC (“Capital Source”). The 2006 Credit Agreement provided for a revolving credit facility of up to $2,000,000, which would have matured in August 2011, a $20,000,000 term loan, which would have matured in June 2011, and a $5,000,000 convertible note (the “Convertible Note”), which would have matured in August 2011. At the time of each maturity, all outstanding amounts and letters of credit for the related debt would have been due and payable.

In connection with the 2006 Credit Agreement, we entered into a Conversion and Registration Rights Agreement dated August 14, 2006, which specified terms applicable to the conversion of the convertible note and provided Capital Source with certain registration rights with respect to the shares issuable on conversion of the Convertible Note.

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

On December 31, 2008, we entered into a Loan and Security Agreement (the “2008 Loan Agreement”) with RBC Bank (USA) (“RBC Bank”). The credit facility under the 2008 Loan Agreement consists of a revolving line of credit, a term loan facility and a letter of credit facility. The 2008 Loan Agreement, with related balances at September 30, 2009, is summarized below (numbers in column are in thousands):

Balance at September 30, 2009
$3,000,000 revolver with RBC Bank—principal repayable in full in December 2010; interest at 1-month LIBOR plus 2.75% (3.01% at 9/30/09), payable monthly in advance	$—
$10,000,000 term loan with RBC Bank—principal repayable in monthly installments of $166,667 plus interest at 1-month LIBOR plus 3.25% (3.51% at 9/30/09) until December 2011, when one final payment of the remaining balance of principal, interest and any other fees and expenses outstanding are due	8,500

Total	$8,500

Under the 2008 Loan Agreement, through December 31, 2010, we may request RBC Bank to issue letters of credit from its account in an aggregate outstanding face amount not to exceed the amount of advances available under the revolving line of credit at the time of the issuance of the letter of credit. Subject to other limitations set forth in the 2008 Loan Agreement, the amount of aggregate outstanding letters of credit shall not exceed $500,000. We are required to pay RBC Bank a fee of 1.5% per annum of the face amount of the letters of credit issued pursuant to the 2008 Loan Agreement.

Loans made under the 2008 Loan Agreement are secured by a first lien security interest on all assets, including our intellectual property.

The 2008 Loan Agreement contains customary representations, warranties, affirmative and negative covenants (including a requirement that we maintain our primary operating depository accounts with RBC Bank), agreements, default provisions and indemnities. We are also subject to certain specified financial covenants with respect to a minimum funded debt to EBITDA ratio and a modified fixed charge coverage ratio. This 2008 Loan Agreement generally prohibits us from paying dividends on our common stock. As of September 30, 2009, we are in compliance with all covenants related to the 2008 Loan Agreement.

We incurred $92,000 in financing fees related to the 2008 Loan Agreement. This amount has been deferred and will be amortized over the 36-month term of the loan. Accumulated amortization was $30,000 at September 30, 2009.

3. Intangible Assets

Intangible assets are summarized as follows (in thousands):

	Estimated amortizable lives (years)	September 30, 2009	December 31, 2008
Intangible assets:
Internally developed software	2 – 3	$8,791	$7,467
Purchased software	3	500	500
Purchased intellectual property	3	1,431	1,431
Purchased customer contracts	2	333	333
Purchased customer relationships	15	8,800	8,800

Intangible assets, gross		19,855	18,531

Accumulated amortization:
Internally developed software		(6,078)	(4,994)
Purchased software		(500)	(397)
Purchased intellectual property		(1,431)	(1,431)
Purchased customer contracts		(333)	(333)
Purchased customer relationships		(1,837)	(1,397)

Accumulated amortization		(10,179)	(8,552)

Intangible assets, net		$9,676	$9,979

Amortization expense for the three and nine months ended September 30, 2009 was $652,000 and $1,627,000, respectively. For the three and nine months ended September 30, 2008, amortization expense was $491,000 and $1,438,000, respectively.

4. Goodwill

Under GAAP, goodwill and other intangible assets with indefinite lives are not amortized, but rather are tested for impairment at least annually. This annual evaluation was performed as of November 1, 2008 and the goodwill was deemed not impaired.

The Intangibles—Goodwill and Other Topic of the FASB ASC prescribes a two-step method for determining impairment of goodwill and certain other intangible assets. Factors considered in determining fair value for purposes of this Topic include, among other things, our market capitalization as determined by quoted market prices for our common stock, market values of our reporting units based on common market multiples for comparable companies, and discount rates that appropriately reflect not only our businesses, but also the current overall economic environment.

Based on further weakening of the current macro-economic business environment and the decline of our common stock price since the annual evaluation, we realized the need to re-evaluate and potentially lower the carrying amount of goodwill. Based on the results of the review performed as of March 31, 2009, we estimated that the fair value of the goodwill assigned to our benefit solutions was less than the carrying value on the balance sheet as of March 31, 2009, and accordingly we recognized a pre-tax, non-cash impairment charge of $13,940,000 for the quarter ended March 31, 2009. While the impairment charge reduces reported results under GAAP, such charges do not affect our liquidity, cash flows from operating activities, or future operations.

The estimation of the fair value was primarily determined based on an estimate of future cash flows (income approach) discounted at a market derived weighed average cost of capital, which such cost of capital was estimated with the assistance of a third-party service provider. The income approach has been determined to be the most representative, because we do not have an active trading market for our equity in the reporting unit. The implied value of the goodwill was estimated based on a hypothetical allocation of each reporting unit’s fair value, assuming a taxable asset sale, to all of our underlying assets and liabilities. The determination of future cash flows is based on the businesses’ plans and long-range planning forecasts. Other valuation methods, such as a market approach utilizing market multiples, are used to corroborate the discounted cash flow analysis performed at the reporting unit. If different assumptions were used in these plans, the related cash flows used in measuring impairment could be different and additional impairment of assets might be required to be recorded.

Impairment charges related to goodwill and other intangible assets are reflected as “Goodwill impairment” in the accompanying consolidated statements of operations. Such charges have no impact on our cash flows or liquidity. The following table reflects the change in the net carrying amount of goodwill and other intangible assets (in thousands):

Balance, December 31, 2008	$27,617
Final payment related to earn-out provision of previous acquisition	13
Goodwill impairment	(13,940)

Balance, September 30, 2009	$13,690

5. Income Taxes

We account for income taxes using the liability method in accordance with the Income Taxes topic of the ASC. Deferred income taxes arise from the temporary differences in the recognition of income and expenses for tax purposes. A valuation allowance is established when we believe that it is more likely than not that some portion of our deferred tax assets will not be realized. We performed our quarterly evaluation of the deferred tax asset and the related valuation allowance as of September 30, 2009 and based on our analysis, we do not expect to record an income tax provision or benefit for the year due to the release of a portion of the valuation allowance for tax assets we determined will more likely than not be utilized. The difference between income taxes at the U.S. federal statutory tax rate of 34% and those reported in the Statement of Operations for the nine months ended September 30, 2009 primarily related to impairment of non-deductible goodwill and the impact of changes to the valuation allowance.

For the nine months ended September 30, 2008, the difference between income taxes at the U.S. federal statutory income tax rate of 34% and those reported in the Statement of Operations primarily related to the impact of changes to the valuation allowance.

6. Stock-based Compensation

We account for stock-based compensation in accordance with the Compensation—Stock Compensation Topic of the FASB ASC. Accordingly, stock-based compensation cost is measured at the grant date based on fair value of the award, and is recognized as an expense on a straight-line basis over the employee’s requisite service period.

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

Stock Options

Options are granted at an exercise price as determined by our Board of Directors, which may not be less than the fair market value of our common stock at the date of the grant, and the options generally vest ratably over a three-year service period. Options granted under this plan generally expire ten years from the date of the grant. We use the Black-Scholes method (which models the value over time of financial instruments) to estimate the fair value at the grant date of the options. The Black-Scholes method uses several assumptions to value an option. The following assumptions were used:

•	Expected Dividend Yield—because we do not currently pay dividends or expect to pay dividends in the near future, the expected dividend yield is zero;

•	Expected Volatility in Stock Price—reflects the historical change in our stock price over the expected term of the stock option;

•	Risk-free Interest Rate—reflects the average rate on a United States Treasury bond with maturity equal to the expected term of the option; and

•	Expected Life of Stock Awards—is based on historical experience that was modified based on expected future changes.

The weighted average assumptions used in the option pricing model for stock option grants were as follows:

Nine Months Ended September 30,	2009	2008
Expected Dividend Yield	—	—
Expected Volatility in Stock Price	58.90%	45.01%
Risk-Free Interest Rate	1.79%	2.17%
Expected Life of Stock Awards – Years	3.50	3.50
Weighted Average Fair Value at Grant Date	$1.34	$2.60

The following table summarizes stock option activity for the nine months ended September 30, 2009:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2008	2,622,292	$5.13
Granted	257,500	3.08
Exercised	(7,500)	0.41	$18,000
Canceled or expired	(383,578)	8.22

Outstanding at September 30, 2009	2,488,714	$4.46	1,615,000

Exercisable at September 30, 2009	1,944,903	$4.32	$1,512,000

For the three months ended September 30, 2009 and 2008, respectively, we recorded $156,000 and $288,000 of stock-based compensation expense related to employee stock options, not including variable options. We recorded $432,000 and $579,000, respectively, of stock-based compensation expense for the nine months ended September 30, 2009 and 2008. The aggregate intrinsic value of options exercised during the nine months ended 2009 and 2008, respectively, was $18,000 and $546,000. We expect to incur approximately $651,000 of expense over a weighted average of 1.59 years for all unvested options outstanding at September 30, 2009.

Restricted Stock Awards

The fair value of restricted stock awards used for the application of the Stock Compensation topic of the FASB ASC is the market value of the stock on the date of grant.

The following table summarizes restricted stock activity for the nine months ended September 30, 2009:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2008	—	$—
Granted	15,000	4.00
Vested	—	—
Forfeited	—	—

Unvested at September 30, 2009	15,000	$4.00

For the three and nine months ended September 30, 2009, respectively, we recorded $15,000 and $45,000 of stock-based compensation expense related to restricted stock awards. At September 30, 2009, total unrecognized compensation expense related to restricted stock was $15,000 which is expected to be recognized over a weighted average period of less than one year.

7. Related Party Transactions

Investment with BeBetter Networks, Inc.

At September 30, 2009 and December 31, 2008, we had a 2% investment in BeBetter Networks, Inc. (“BeBetter”). As of September 30, 2009 and December 31, 2008, the Chairman of our Board of Directors held an approximate 2% voting interest in BeBetter. The investment was accounted for under the cost method, as we had less than a 20% ownership and do not exercise significant influence over the investee.

At September 30, 2009 and December 31, 2008, the carrying value of the investment in BeBetter was $0. We have no plans to make additional investments in BeBetter in the future.

Investment with ThePort Network, Inc.

As of November 24, 2008, ThePort Network, Inc. (“ThePort”) closed a $4,100,000 Preferred Stock financing of Series B Preferred Stock at $0.165 per share, which included an investment by our Chairman. The Chairman of our Board of Directors also currently serves as the Chairman of the Board of Directors and Chief Executive Officer of ThePort.

As a result of the financing, at September 30, 2009 and December 31, 2008, we held an approximate 3% voting interest in ThePort. The Chairman of our Board of Directors held an approximate 27% voting interest in ThePort at September 30, 2009 and December 31, 2008, and held a convertible note from ThePort in the amount of approximately $319,000 and $590,000 at September 30, 2009 and December 31, 2008, respectively. Two of our other directors also own equity interests in ThePort. Historically, ThePort was accounted for under the equity method. The financing in 2008 diluted our voting interest in ThePort, therefore for 2008 and going forward, we will account for this investment under the cost method.

In 2008, ThePort converted its outstanding notes into a Preferred Stock designated as Series A Preferred Stock at $0.30 per share, which included notes held by our Chairman. As part of the conversion, we exchanged our prior Series A Preferred Stock, which had been purchased at $0.80 per share, for the new Series A Preferred Stock at $0.30 per share.

At September 30, 2009 and December 31, 2008, the carrying value of the investment in ThePort was $0. We have not adjusted our investment below zero for our share of ThePort’s losses since we have not provided or committed to provide any additional financial support to ThePort.

8. Contingencies

We indemnify customers from third party claims of intellectual property infringement relating to the use of our products. Historically, costs related to this guarantee have not been significant and we are unable to estimate the potential impact of this guarantee on future results of operations.

9. Concentrations

No one customer accounted for more than 10% of our revenues during the three and nine months ended September 30, 2009 or 2008.

10. Operating Segments

The Segment Reporting Topic of the FASB ASC establishes standards for reporting information about operating segments. It defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. We have two operating segments which aggregate into one reportable segment. Two or more operating segments may be aggregated into a single operating segment for financial reporting purposes if the segments have similar economic characteristics and if the segments are similar in each of the following areas: nature of product and services, nature of the production process, class of customer for products and services, and the methods used to distribute the products and services.

The largest product groups (our two operating segments) relate to our health information products and our benefits communications and broker applications. Our Chief Executive Officer reviews financial information in the aggregate and by product when making decisions for allocating resources and evaluating financial performance. Periodic decisions may be made for the two product groups due to customer strategies, product releases, market conditions, acquisitions, or staffing resources, but the common long-term growth outlook for each segment remains constant. The two aggregated operating segments have similar economic characteristics and the aggregation into one reportable segment is not done to hide unprofitable segments.

11. Fair Value of Financial Instruments

In accordance with FASB ASC Topic 825—Financial Instruments, the carrying value of short-term debt, which totaled $2,000,000 as of September 30, 2009 and $2,000,000 as of December 31, 2008, was estimated to approximate its fair value. The carrying value of long-term debt of $6,500,000 as of September 30, 2009 and $8,000,000 as of December 31, 2008 approximated fair value. The fair value of debt is estimated based on approximate market interest rates for similar issues.

12. Restructuring costs

	Accrued Costs at December 31, 2008	Payments Made	Provision	Accrued Costs at September 30, 2009
Accrued restructuring costs:
Severance and exit costs	$525,000	$(489,000)	$—	$36,000
Contractual obligations	2,053,000	(730,000)	1,408,000	2,731,000

Total restructuring costs	$2,578,000	$(1,219,000)	$1,408,000	$2,767,000

During the year ended December 31, 2008, we expensed restructuring costs of $2,193,000 associated with our 2008 Facility Consolidation Program which led to the closing of our New York and Pennsylvania offices and allowed us to consolidate our customer-focused operations to our Georgia office. During the second quarter of 2009, we revised our estimate of sublease rental income from these offices based on the current real estate market conditions and expensed an additional $1,408,000 of restructuring costs. The expenses associated with these charges are reflected in “Restructuring costs” in our consolidated statements of operations. During the nine months ended September 30, 2009, we paid $1,219,000 related to these costs. We anticipate the remaining restructuring costs will be paid over the next 21 months.

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

Our primary product for benefits brokers and employers is Benergy®, a co-branded, web-based portal for employees that communicates benefits and other employer-sponsored information, improves benefits education and selection, automates benefits enrollment, manages healthcare financial accounts such as Flexible Spending Accounts, and provides health content and decision support tools to aid in health education and awareness. The tools, information and services offered through Benergy automate and streamline many important human resources functions so that employers can optimize their time and reduce administrative costs while providing employees with a high level of access to pertinent benefits and health information. Benefits brokers consider Benergy to be an important part of their service offering to their employer clients. Brokers make available to their clients a Benergy site that is populated with that employer’s specific benefits plan information. In many instances, they manage the Benergy site on behalf of their employer client, providing a deeper level of client service.

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

Electronically delivered software, which includes software license and PCS revenue, is recognized in accordance with The Software Topic of the FASB ASC with the entire amount recognized ratably over the term of the license agreement.

Hosted software, which includes software license, hosting and PCS revenue, is recognized using GAAP principles for service revenue recognition per the Software Topic of the FASB ASC. The entire amount of revenue is recognized ratably over the term of the license agreement, which matches the service that is being provided.

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

Similarly, management must make estimates of the uncollectability of accounts receivable. Management specifically analyzes accounts receivable and historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

•	Capitalized Software Product and Content Development Costs

We capitalize software product and content development costs in accordance with the Software Topic of the FASB ASC. This Topic specifies that costs incurred internally in creating a computer software product shall be charged to expense when incurred as research and development until technological feasibility has been established for the product. Technological feasibility is established upon completion of all planning, designing, and testing activities that are necessary to establish that the product can be produced to meet its design specifications including functions, features, and technical performance requirements. We cease capitalization of internally developed software when the product is made available for general release to customers and thereafter, any maintenance and customer support is charged to expense when related revenue is recognized or when those costs are incurred. We amortize such capitalized costs as cost of revenues on a product-by-product basis using the greater of the ratio of current product revenue to the total of current and anticipated product revenue or on a straight line basis over the estimated life of the software, which we have determined to generally be two years. We continually evaluate the recoverability of capitalized costs and if the successes of new product releases are less than we anticipate then a write-down of capitalized costs may be made which could adversely affect our results in the reporting period in which the write-down occurs.

We also capitalize internal software development costs in accordance with the Intangibles—Goodwill and Other Topic of the FASB ASC. This Topic specifies that computer software development costs for computer software intended for internal use occurs in three stages: (1) the preliminary project stage, where costs are expensed as incurred, (2) the application development stage, where costs are capitalized, and (3) the post-implementation or operation stage, where again costs are expensed as incurred. We cease capitalization of developed software for internal use when the software is ready for its intended use and placed in service. We amortize such capitalized costs as cost of revenues on a product-by-product basis using the straight-line method over a period of three years. We continually evaluate the usability of the products that make up our capitalized costs and if certain circumstances arise such as the introduction of new technology in the marketplace that management intends to use in place of the capitalized project, then a write-down of capitalized costs may be made which could adversely affect our results in the reporting period in which the write-down occurs.

•	Goodwill and Intangible Assets

In accordance with The Intangibles—Goodwill and Other Topic of the FASB ASC, we evaluate goodwill and intangible assets for impairment on an annual basis.

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

RESULTS OF OPERATIONS

Comparison of the Three and Nine Months Ended September 30, 2009 with the Three and Nine Months Ended September 30, 2008

Revenues (numbers in table in thousands)

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
	2009	2008	Change	Change	2009	2008	Change	Change
A.D.A.M., Inc. Consolidated
Licensing	$6,714	$6,270	$444	7.1%	$19,418	$19,028	$390	2.0%
Product	195	368	(173)	(47.0)%	750	925	(175)	(18.9)%
Professional services and other	82	501	(419)	(83.6)%	564	1,498	(934)	(62.3)%

Total Net Revenues	$6,991	$7,139	$(148)	(2.1)%	$20,732	$21,451	$(719)	(3.4)%

Total net revenues decreased 2.1%, or $148,000 to $6,991,000, for the three months ended September 30, 2009 over the three months ended September 30, 2008 compared to the total net revenues decrease of 3.4%, or $719,000 to $20,732,000 for the nine months ended September 30, 2009 over the nine months ended September 30, 2008. For the periods shown above over 85% of those revenues came from the licensing of our health information services and benefits technology solutions.

Licensing revenues are recognized on a monthly basis, either based on usage with a monthly minimum, or on a straight-line basis over the life of the contract. Fluctuation in licensing revenue is due to new contracts, customer usage levels or contract terminations. We annualize each contract’s committed value and use changes to that value from new sales or terminations to calculate a net client retention rate.

Revenues from product sales decreased by 47.0%, or $173,000, to $195,000 for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. Revenues from product sales also decreased 18.9%, or $175,000, to $750,000 for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. Our product revenues consist primarily of CD-based product sales to the educational market. Revenues were lower in this area due to a market shift from CD-based products to online solutions. During the period, we launched a new online education product, which was formerly only available in a CD-based format. While this product is designed to increase sales, revenue will initially decrease, because the new licensing revenue can no longer be recognized upfront. Instead, revenue for the new online products will be recognized ratably over the subscription period, and will be recorded as licensing revenue.

Professional services and other revenue are derived from products such as custom implementation services, flexible spending account services, direct to consumer products, and sales of nonrecurring products such as books, publications, and medical images. Revenue has significantly decreased in this area due to the reclassification of FSA administration to licensing revenue, under the new outsourced solution.

Operating Costs and Expenses (numbers in table in thousands)

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
	2009	2008	Change	Change	2009	2008	Change	Change
A.D.A.M., Inc. Consolidated
Cost of revenues	$840	$1,116	$(276)	(24.7)%	$3,019	$2,983	$36	1.2
Cost of revenues – amortization	652	491	161	32.8%	1,627	1,438	189	13.1%
Product and content development	1,748	1,362	386	28.3%	5,089	4,665	424	9.1%
Development capitalization	(458)	(463)	5	(1.1)%	(1,309)	(1,577)	268	(17.0)%
Sales and marketing	1,454	2,368	(914)	(38.6)%	5,232	6,642	(1,410)	(21.2)%
General and administrative	1,335	1,263	72	5.7%	3,579	3,856	(277)	(7.2)%
Goodwill impairment	—	—	—	—%	13,940	—	13,940	—%
Restructuring costs	—	—	—	—%	1,408	—	1,408	—%

Total Operating Cost and Expenses	$5,571	$6,137	$(566)	(9.2)%	$32,585	$18,007	$14,578	81.0%

Cost of revenues decreased $276,000, or 24.7%, to $840,000 for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. Cost of revenues consists primarily of costs associated with royalties, distribution license fees, and personnel support for our products and services. Our decrease in cost of revenues is associated with our ability to maintain the same level of service with fewer customer service personnel due to improvements made to our products. Transitioning more efficient products and processes had a positive effect on our year to date cost of revenues of $3,019,000 for the nine months ended September 30, 2009 an increase of only $36,000, or 1.2%, compared to the nine months ended September 30, 2008.

Cost of revenues—amortization increased $161,000, or 32.8%, to $652,000 for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. Similarly, cost of revenues—amortization increased $189,000, or 13.1%, to $1,627,000 for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. Cost of revenues—amortization consists of costs associated with amortization of capitalized customer lists, software product, and content development costs.

Product and content development expenses increased $386,000, or 28.3%, to $1,748,000 for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. Product and content development expenses consist of salary and costs associated with engineering and developing our product and service offerings. The increase in product and content development is primarily due to investment in personnel to manage and assist in streamlining the development and deployment of new product releases. Development capitalization decreased $268,000, or 17.0% for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 due to enhancements in our broker and online enrollment solutions that were not capitalizable. Due to the decrease in capitalization, the net expense increased $391,000 for the three months ended September 30, 2009 and $692,000 for the nine months ended September 30, 2009, compared to the same periods in the prior year.

Sales and marketing expenses decreased 38.6%, or $914,000 for the three months ended September 30, 2009 compared to the three months ended September 30, 2008, and 21.2%, or $1,410,000 for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. Sales and marketing expenses include the personnel costs of sales and marketing personnel and their related travel and support costs and the costs of our marketing and public relations programs. This decrease is primarily attributable to a decrease in marketing campaign costs, like the use of virtual meeting solutions, a decrease in personnel, and a decrease of employee related expenses for existing personnel.

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

Restructuring costs were $1,408,000 for the nine months ended September 30, 2009. During the second quarter of 2009, we revised our estimate of sublease rental income from offices included in our 2008 Facility Consolidation Program based on the current real estate market conditions. This is described in further detail in Note 12 of notes to our consolidated financial statements.

Operating income increased $418,000 to $1,420,000 for the three months ended September 30, 2009 compared to an operating income of $1,002,000 for the three months ended September 30, 2008. This increase is primarily related to the decrease in sales and marketing expenses explained above. For the nine months ended September 30, 2009, operating income decreased $15,297,000 to an operating loss of $11,853,000 compared to an operating profit of $3,444,000 for the nine months ended September 30, 2008. This decrease in operating income is primarily attributable to the goodwill impairment costs, but was offset by the decrease in professional services and other revenue and the decrease in sales and marketing expenses,.

Other Expenses and Income

Interest expense was $127,000 and $314,000 for the three months ended September 30, 2009 and 2008, respectively. Interest expense was $360,000 and $1,102,000 for the nine months ended September 30, 2009 and 2008, respectively. This decrease in interest expense was primarily due to the decrease in the term loan balance from scheduled payments.

We recognized a loss on the sale of interest bearing short-term investments of $296,000 during the nine months ended September 30, 2008 as short term investments of $2,716,000 were sold. A portion of these funds were used to make a $5,000,000 early payment on long-term debt in January 2008.

Net Income

As a result of the factors described above, net income increased $605,000 to $1,293,000 for the three months ended September 30, 2009 compared to net income of $688,000 for the three months ended September 30, 2008. For the nine months ended September 30, 2009, we had a net loss of $12,213,000 compared to a net income of $2,046,000, for the nine months ended September 30, 2008, a decrease of $14,259,000 primarily related to the goodwill impairment.

Liquidity and Capital Resources

As of September 30, 2009, we had current assets of $7,220,000, including cash and cash equivalents of $3,485,000, and $11,209,000 in current liabilities, or a negative working capital of $3,989,000. Working capital includes $5,740,000 in deferred revenue for which we have already received payment. While we are obligated to provide services related to those payments in the future, we will not receive additional payments related to those services. Excluding the deferred revenue, working capital would have been $1,751,000. Our working capital is affected by the timing of each period end in relation to items such as payments received from customers, payments made to vendors, and internal payroll and billing cycles, as well as certain seasonality within our business. Accordingly, our working capital, and its impact on cash flow from operations, can fluctuate materially from period to period. We use working capital to finance ongoing operations, fund the development and introduction of new business strategies and internally developed software, acquire complementary businesses and acquire capital equipment.

Cash provided by operating activities was $5,278,000 during the nine months ended September 30, 2009 as compared to cash provided of $5,521,000 during the nine months ended September 30, 2008.

Cash used in investing activities was $1,634,000 during the nine months ended September 30, 2009 as compared to cash used of $278,000 during the nine months ended September 30, 2008. This $1,356,000 increase was primarily due to proceeds received during the nine months ended September 30, 2008 from the sale of short term investments of $2,716,000 offset by a $253,000 reduction of cash used in software product and content development costs and a $979,000 reduction in purchases of property and equipment.

Cash used in financing activities was $1,536,000 during the nine months ended September 30, 2009 as compared to $8,280,000 during the nine months ended September 30, 2008. The $6,744,000 decrease in cash used was primarily due to the payoff of long-term debt associated with the OnlineBenefits acquisition made in the nine months ended September 30, 2008 and 2009. In addition, proceeds from the exercise of common stock options decreased $799,000.

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

We do not have operations of a material nature that are subject to risks of foreign currency fluctuations, nor do we use derivative financial instruments in our operations or investment portfolio. Our exposure to risk and related changes in interest rates relates primarily to our investment portfolio and our variable rate debt. As of September 30, 2009, we had $3,485,000 of cash and $18,000 in restricted cash. Due to the short-term nature of our investment portfolio, we believe that even a sudden ten percentage point change in interest rates would not have a material effect on the value of the portfolio. The average yield on our cash and cash equivalents at September 30, 2009 was approximately 0.1%. The impact on our future interest income depends largely on the gross amount of our investment portfolio. We do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates.

As of September 30, 2009, we had a total of $8,500,000 in variable rate debt at differing interest rates tied to one-month LIBOR rates. If the interest rates on our existing variable rate debt were to increase by ten percentage points over the next twelve months, we would incur $850,000 of additional interest expense over a twelve month period and would potentially be in default of the long-term debt covenants under the 2008 Loan Agreement.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, including our principal executive and principal financial officers, have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this quarterly report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

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

A.D.A.M., Inc. (Registrant)

Date: November 12, 2009	By:	/s/ KEVIN S. NOLAND
Kevin S. Noland President and Chief Executive Officer (principal executive officer)

Date: November 12, 2009	By:	/s/ MARK B. ADAMS
Mark B. Adams Chief Financial Officer and Corporate Secretary (principal financial officer)