Form 10-K
period 2009-12-31
ADAM INC
filed 2010-03-18
CIK 863650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☐    Smaller Reporting Company  ☒

                                                                     (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and directors are “affiliates” of the Registrant) as of June 30, 2009 (based on the closing sale price of the Registrant’s common stock, as reported on the Nasdaq Global Market on such date) was $27,495,766. There were 9,929,760 shares of common stock outstanding on March 12, 2010. Portions of A.D.A.M., Inc.’s Proxy Statement for the 2009 Annual Stockholder’s Meeting, to be filed within 120 days after the end of the registrant’s fiscal year, are incorporated by reference into Part III of this Annual Report.

A.D.A.M., Inc.

Annual Report on Form 10-K

For the Year Ended December 31, 2009

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

A.D.A.M., Inc. (Nasdaq: ADAM) primarily provides online information and technology solutions for employers, benefits brokers, healthcare organizations and online media companies. Our solutions are divided into two segments:

•	Health information and health decision support tools that we market to healthcare organizations, online media companies, and Internet search and technology firms; and

•

Benefits communication tools, that help employees evaluate, select and enroll in various benefit plans, and benefits broker tools that help advisors manage their business, market benefit related products and recommend benefit plans to employers. We market directly to employers with more than 500 employees and to benefits brokers and national agencies with employer clients.

Our solutions are delivered through a Software as a Service-type model (“SaaS”) that provides rapid and efficient deployment of our products and allows us to integrate third party products and services that we monetize across our network of clients and end users.

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

Broker and Employer Solutions

Our primary product for benefits brokers and employers is Benergy™, a web-based portal for employees that communicates benefits and other company-sponsored information, improves benefits education and selection, automates benefits enrollment, manages healthcare financial accounts, such as Flexible Spending Accounts (FSA), and provides health content and decision support tools to aid in health education and awareness. The tools, information and services offered through Benergy automate and streamline many important human resource (HR) functions so that employers can optimize their time and reduce administrative costs—while providing employees with a high level of access to pertinent benefits and health information. Benefits brokers consider Benergy to be an important part of their service offering to their employer clients. Brokers make available to their clients a Benergy site that is populated with that employer’s specific benefits plan information. In many instances they manage the Benergy site on behalf of their employer client, providing a deeper level of client service.

Benergy is designed to address the needs of the small-to-mid-size employer (SME) market, which we consider to be those employers employing between 10 and 5,000 employees. Benergy is marketed to benefits brokers who are marketing to employers with typically less than 500 employees, and to employers with more than 500 employees directly through our team of direct sales executives. Brokers and employers enter into annual subscription agreements with us. The broker agreements typically are sold on a tiered, volume-based pricing scenario with minimum annual commitments. Agreements directly with employers are typically priced on a Per Employee Per Month (PEPM) basis. Our broker customer base encompasses a network of more than 300 benefits brokers throughout the United States.

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

Because of the SaaS model we use for Benergy, other products and services that we may obtain from third parties can be efficiently integrated and made available through our Benergy system. Other products and services we currently offer include:

•	Tax-advantaged Health Accounts—these include FSAs, Health Savings Accounts (HSA), Health Reimbursement Accounts (HRA) and Commuter Reimbursement Accounts (CRA); and

•	COBRA Administrative Services—comprehensive administration services for COBRA and for state benefits continuation requirements.

Broker Solutions

In addition to Benergy, we offer benefits brokers a comprehensive agency management system called AgencyWare™. With AgencyWare, brokers can manage the entire employer client lifecycle, moving prospects through each phase of the sales process, sending requests for proposals (RFPs), preparing client presentations, managing client renewals and commissions, tracking customer service issues and organizing client data. We also offer brokers other tools that improve their communication with their respective clients:

•

Client Community—a personalized portal that allows brokers to stay in touch with their clients at all times. Through Client Community, the broker can provide each employer 24/7 access to a variety of research tools, employee communications and other services. Client Community is also a two-way workspace where brokers and their clients can share messages and documents in a secure online environment. Directing all of the brokers’ clients to a single online space allows brokers to equip their clients’ HR staff with research tools along with information and news about the brokers’ services.

•

Advisor Tools—a collection of tools that provide brokers access to research and regulatory information, benchmark reporting, broker-to-broker messaging, regulatory reference materials, and other business tools.

Education

Our online subscription applications include A.D.A.M. Interactive Anatomy, our primary product for the undergraduate educational market, Interactive Physiology, also sold to the undergraduate market and which we co-market with one of our publisher partners, and a series of subscription products designed for the K-12 market. These applications are hosted on our own servers and delivered via the internet., We sell through our web site, direct sales force and selected international resellers. The development of our digital content is produced with internal and external resources.

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

Our solution for employers, Benergy, reduces costs by making benefits and other company-sponsored information available online, automating complex HR tasks and reducing paperwork. Benergy also helps employees make informed decisions about their health and benefits, which leads to improved productivity and employee satisfaction. Our solutions for benefits brokers provide enhanced value and service to their employer client relationships and tools to automate and manage their agency. The market for Benergy among employers is significant. According to 2008 data, there are over 1.5 million employers in the U.S. We reach employers with less than 500 employees primarily through our benefits broker channel. Currently we have over 300 benefits brokers under contract. We target the approximately 26,000 employers that have between 500 and 5,000 employees through a direct sales team as well as in conjunction with our brokers.

We believe that our Benergy system is uniquely positioned to take advantage of a paradigm shift in how employee healthcare costs are managed. While the percent of premium paid by employers and employees has remained relatively flat, the underlying trend is toward shifting cost to the employee. According to the Towers Perrin 2009 Healthcare Cost Survey “total health care costs have increased by 33% since 2004, with the employee share increasing by 42% during the same period.” In a 2009 survey conducted by Mercer, the employee benefits consulting firm, nearly half of the 428 employers polled indicated they plan to shift more health costs to employees in 2010. Twenty two percent of the companies in the Mercer study said they planned to switch to a high-deductible or “consumer-directed” health plan. The Kaiser Family Foundation 2009 Employer Health Benefits Annual Survey noted that among businesses offering health benefits to employees in 2010:

•	42 percent plan to increase worker contributions to premiums

•	36 percent plan to raise employees’ deductibles

•	39 percent will boost employees’ share of costs for primary- and specialty-care office visits

•	37 percent will hike employees’ share of prescription drug costs

The re-alignment of the responsibility for management of employee health care costs from employer to employee will necessitate the provision of tools for employees to make and manage health benefits decisions. We believe that this realignment will be a key driver of our growth over the next several years and allow Benergy, with its proprietary health content, and integrated decision support tools, to be a leading destination for employee directed health administration.

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

•	Agency management providers, including Zywave, Inc., Vertafore, Inc., and GBS, Inc.;

•	Benefits communication portal providers, including Enwisen, Inc., Vertafore, Inc. and Automatic Data Processing, Inc.;

•	Online benefits enrollment providers, including ADP, Benetrac, Inc. (now Paychex) and bswift;

•	Human Resource Management Systems (HRMS) providers (not direct competitors), such as Oracle, Lawson, Ceridian, Ultimate Software, Inc. and Paychex; and

•	Consulting firms such as Towers Watson and Hewitt Associates.

Proprietary Rights and Licenses

We regard our software applications, publications and content assets as proprietary. We rely primarily on a combination of copyright, trademark and trade secret laws and employee and third-party nondisclosure agreements to protect our proprietary rights. We have obtained U.S. federal registrations of the trademarks for “A.D.A.M.” and the marks we acquired from Online Benefits Inc. (“OnlineBenefits”), including the service mark “Benergy”, as well as numerous other trademarks, which identify our products. We have also obtained registrations of the “A.D.A.M.” trademark in Australia, Austria, Belgium, The Netherlands, Luxembourg, Chile, China (People’s Republic), Denmark, France, Germany, India, Ireland, Italy, New Zealand, Portugal, South Africa, Sweden, Switzerland and Taiwan. We have acquired and are using a number of registered and unregistered trademarks to identify our products. We are also the owner of a number of domain name registrations.

We have applied for and/or obtained numerous U.S. copyright registrations and trademarks for our software, publications and content products, including the Nine Month Miracle, Lido, TotalHealth, Medzio, The Inside Story, and Anatomy Practice. Additionally, we have obtained U.S. copyright registrations and trademarks for the products we acquired from OnlineBenefits, including Benergy, Ready…Enroll and Real Value Statement.

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

Employees

As of December 31, 2009, we had 97 employees, 66 of which were employed at our corporate headquarters in Atlanta. Of the total employees, 47 were engaged primarily in product and content development and customer and client services, 36 in sales and marketing and 14 in information technology, finance and administration.

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

•

The capital and credit markets have been experiencing volatility and disruption that reached unprecedented levels in 2009. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. While equity and debt markets have shown signs of recovery, if market disruption and volatility worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

•

The Company may have to write-down the value of its goodwill if the equity market and the market price of the Company’s stock indicates the fair value of the assets acquired in the OnlineBenefits acquisition in 2006 are priced above the fair value. Goodwill and other intangibles are evaluated periodically using GAAP fair value rules, which are derived from the equity market and the Company’s stock prices.

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

•

We have adopted certain anti-takeover provisions that may deter a takeover. Our articles of incorporation and bylaws contain provisions that may deter a takeover, including a takeover on terms that many of our shareholders might consider favorable. These provisions include the authority of our board of directors to issue common stock and preferred stock and to determine the price, rights (including voting rights), preferences, privileges and restrictions of each series of preferred stock, without any vote or action by our shareholders; the existence of large amounts of authorized but unissued common stock and preferred stock; staggered, three-year terms for our board of directors; and advance notice requirements for board of directors nominations and for shareholder proposals. The rights and preferences of any series of preferred stock could include a preference over the common stock on the distribution of our assets upon a liquidation or sale of our company, preferential dividends, redemption rights, the right to elect one or more directors and other voting rights. The rights of the holders of any series of preferred stock that may be issued in the future may adversely affect the rights of the holders of the common stock. We have also adopted a shareholder rights plan, or “poison pill,” that may discourage, delay or prevent a change in control. In addition, certain provisions of Georgia law and our stock option plan may also discourage, delay or prevent a change in control of our company or unsolicited acquisition proposals.

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

Our headquarters are located in approximately 24,000 square feet of leased office space in Atlanta, Georgia. The term of the lease ends in April 2019. In addition, we lease office space of approximately 36,000 square feet in Uniondale, New York. This lease extends through June 2011.

If additional facilities are required, we believe that suitable facilities will be available at market rates.

ITEM 3.	LEGAL PROCEEDINGS

None.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price Information

Our common stock is traded on the Nasdaq Global Market (Nasdaq) under the symbol “ADAM.” As of March 12, 2010, there were 170 stockholders of record (which does not include the number of beneficial owners whose shares are held in “street” names by nominees who are record holders) and 9,929,760 shares of common stock outstanding.

The following table sets forth the high and low sales price of our common stock for each quarter during the last two years, as reported by Nasdaq:

	High	Low
Year Ended December 31, 2008
Quarter ended March 31, 2008	$8.99	$6.24
Quarter ended June 30, 2008	$7.80	$6.50
Quarter ended September 30, 2008	$7.49	$4.73
Quarter ended December 31, 2008	$5.48	$2.85

Year Ended December 31, 2009
Quarter ended March 31, 2009	$5.30	$1.85
Quarter ended June 30, 2009	$3.70	$2.30
Quarter ended September 30, 2009	$3.69	$2.71
Quarter ended December 31, 2009	$4.80	$3.18

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

We did not make any repurchases of our equity securities during the fourth quarter of 2009.

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

Information regarding each of our service markets appears in Item 1 of this Report.

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

Electronically delivered software, which includes software license and PCS revenue, is recognized in accordance with the Software Topic of the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) with the entire amount recognized ratably over the term of the license agreement.

Hosted software, which includes software license, hosting and PCS revenue, is recognized using GAAP principles for service revenue recognition as per the Software Topic of the FASB ASC. The entire amount of revenue is recognized ratably over the term of the license agreement, which matches the service that is being provided.

Professional service revenues are generally recognized upon completion and acceptance by the customer. For revenue arrangements in which we sell through a reseller, we recognize revenue only after an agreement has been finalized between the customer and our authorized reseller and the content has been delivered to the customer by the reseller.

Product sales revenues are generally recognized at the time title passes to customers, distributors or resellers.

•	Sales Allowance for Doubtful Accounts

Significant management judgments and estimates must be made in connection with establishing the sales allowances for doubtful accounts in any accounting period. Management must make estimates of the uncollectability of accounts receivable. Management specifically analyzes accounts receivable and historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

We also capitalize software development costs for internal use in accordance with the Intangibles-Goodwill and Other Topic of the FASB ASC. This Topic specifies that computer software development costs for computer software intended for internal use occurs in three stages: (1) the preliminary project stage, where costs are expensed as incurred, (2) the application development stage, where costs are capitalized, and (3) the post-implementation or operation stage, where again costs are expensed as incurred. We cease capitalization of developed software for internal use when the software is ready for its intended use and placed in service. We amortize such capitalized costs as cost of revenues on a product-by-product basis using the straight-line method over a period of three years. We continually evaluate the usability of the products that make up our capitalized costs and if certain circumstances arise such as the introduction of new technology in the marketplace that management intends to use in place of the capitalized project, then a write-down of capitalized costs may be made which could adversely affect our results in the reporting period in which the write-down occurs.

•	Goodwill and Intangible Assets

In accordance with The Intangibles-Goodwill and Other Topic of the FASB ASC, we evaluate goodwill and intangible assets for impairment on an annual basis. Additionally, goodwill is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an entity below its carrying value. These events or circumstances would include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. The carrying value of goodwill is evaluated in relation to the operating performance and estimated future discounted cash flows of the entity.

For the goodwill associated with the purchase of OnlineBenefits, we used the income approach for determining fair value at our measurement date of November 1, 2009. Certain estimates used in this analysis are based on the current beliefs and expectations of management, as well as assumptions made by, and information currently available to, management. In determining future cash flows, we estimate revenue for future periods based on growth rates applied to current revenues. We also review future income projections in comparison to historical rates. The fair value results were based on utilizing a weighted average cost of capital (“WACC”) of 13% and a long term growth rate of 5%. Based on these assumptions, our fair value over book value for the OnlineBenefits business was $1,470,000. Using a WACC of 14% versus the 13% would have resulted in a $2,950,000 decrease in fair value of the OnlineBenefits business. A long term growth rate of 4% versus the 5% would have resulted in a $2,030,000 decrease in fair value of the OnlineBenefits business. Under both of these scenarios, we would have been required to proceed to Step 2 of the impairment evaluation test, which could have resulted in an impairment.

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

In periodically assessing the Company’s ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of our deferred tax assets will be realized. Management analyzes several factors, including the amount and timing of the scheduled expiration and reversals of our net operating loss carryforwards (NOLs) and deferred tax items, as well as potential generation of future taxable income over the periods for which the NOLs are applicable. Certain estimates used in this analysis are based on the current beliefs and expectations of management, as well as assumptions made by, and information currently available to, management. In determining the potential generation of future taxable income related to the deferred tax asset, we estimate taxable income over the next 4 years. The recurring nature of our license revenue allows us to estimate future revenues based on an annual growth rate. We use historical operating margin percents of revenue to estimate future income over the 4 year period. Although it is the belief that the expectations reflected in these estimates are based upon reasonable assumptions, the Company cannot give assurance that actual results will not differ materially from these expectations.

The tax years 2006 to 2009 remain open to examination by the major taxing jurisdictions to which we are subject. Additionally, upon inclusion of the NOL and R&D credit carryforward tax benefits in future tax returns, the related tax benefit for the period in which the benefit arose may be subject to examination.

•	Stock-based Compensation

We account for stock-based compensation in accordance with the Compensation—Stock Compensation Topic of the FASB ASC. Accordingly, stock-based compensation cost is measured at grant date based on the fair value of the award, and is recognized as an expense on a straight-line basis over the employee’s requisite service period. Options are granted at an exercise price as determined by our Board of Directors, which may not be less than the fair market value of our common stock at the date of the grant, and the options generally vest ratably over a three-year service period. Options granted under this plan generally expire ten years from the date of the grant. Upon exercise of options, stock is issued from our authorized and unissued shares of common stock. We use the Black-Scholes method (which models the value over time of financial instruments) to estimate the fair value at the grant date of the options.

RESULTS OF OPERATIONS

Year ended December 31, 2009 compared to year ended December 31, 2008

Revenues (numbers in table in thousands)

	Year Ended December 31,		$ Change	% Change
	2009	2008
A.D.A.M., Inc. Consolidated
Licensing	$26,075	$25,395	$680	2.7%
Product	1,047	1,182	(135)	(11.4)%
Professional services and other	1,039	2,280	(1,241)	(54.4)%

Total Net Revenues	$28,161	$28,857	$(696)	(2.4)%

Total net revenues decreased 2.4%, or $696,000, to $28,161,000, for the year ended December 31, 2009 compared to the year ended December 31, 2008. For the periods shown above, over 85% of those revenues came from the licensing of our health information services and benefits technology solutions.

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

Our increase in licensing revenue is primarily due to new customer contracts and client retention from our health information products. We derive health information revenues from healthcare organizations and healthcare information technology companies. This increase is a result of the increased staffing in sales and marketing personnel, product enhancements, and an increase in the demand for online consumer-focused health information. This increase is offset by a decrease in client retention of our Benergy portal product. We are investing in Benergy portal product development to meet the current market requirements.

Revenues from product sales decreased by 11.4%, or $135,000, to $1,047,000 for the year ended December 31, 2009 compared to the year ended December 31, 2008. Our product revenues consist primarily of CD-based product sales to the educational market. Revenues were lower in this area due to a decrease in product sales, because of a market shift from CD-based products to online solutions. To address this issue, during 2009, we launched three new online education products, which were formerly only available in a CD-based format. While these products are designed to increase sales in the education market, product revenue will continue to decrease, as the revenue from these new online solutions will be recorded as licensing revenue. This new licensing revenue is recognized ratably over the subscription period.

Professional services and other revenue decreased $1,241,000, or 54.4%, to $1,039,000 for the year ended December 31, 2009 compared to the year ended December 31, 2008. Professional services and other revenue are derived from products such as custom implementation services, a direct to consumer product and sales of nonrecurring products such as books, publications, and medical images. Revenue has decreased in this area primarily due to no longer providing the direct to consumer product and the change of flexible spending account services to a licensing revenue product.

Operating Costs and Expenses (numbers in table in thousands)

	Year Ended December 31,		$ Change	% Change
	2009	2008
A.D.A.M., Inc. Consolidated
Cost of revenues	$4,141	$4,201	$(60)	(1.4)%
Cost of revenues—amortization	2,174	1,699	475	28.0%
Product and content development	6,817	6,022	795	13.2%
Development capitalization	(1,556)	(1,725)	169	(9.8)%
Sales and marketing	6,888	8,961	(2,073)	(23.1)%
General and administrative	5,870	5,704	166	2.9%
Goodwill impairment	13,940	—	13,940	—
Restructuring costs	1,408	2,193	(785)	(35.8)%

Total Operating Cost and Expenses	$39,682	$27,055	$12,627	46.7%

Cost of revenues consists primarily of costs associated with royalties, distribution license fees, and personnel support for our products and services. Cost of revenues decreased $60,000, or 1.4%, to $4,141,000 for the year ended December 31, 2009 compared to the year ended December 31, 2008.

Cost of revenues—amortization increased $475,000, or 28.0%, to $2,174,000 for the year ended December 31, 2009 compared to the year ended December 31, 2008. Cost of revenues—amortization consists of costs associated with amortization of capitalized customer lists, software product, and content development costs. Cost of revenues—amortization for customer lists and software product related to the acquisition of OnlineBenefits was $689,000 and $753,000 for the years ended December 31, 2009 and 2008, respectively. The amortization increases primarily relate to new benefit technology product releases and other product enhancements that were made in 2008 and an additional $214,000 of accelerated amortization due to a change of business strategy around the related products, which eliminated the potential for future income.

Product and content development expenses increased $795,000, or 13.2%, to $6,817,000 for the year ended December 31, 2009 compared to the year ended December 31, 2008. Product and content development expenses consist of salary and costs associated with engineering and developing our product and service offerings. The increase in expense is due to additional resource costs used to develop the three new online education products and a transition to more senior product specialists.

Development capitalization decreased $169,000, or 9.8%, for the year ended December 31, 2009 compared to the year ended December 31, 2008. This decrease is due to a shift from development of Health Content solutions to development of enhancements to our Benefits solutions, that were not capitalizable. Due to the increase in development costs, and the decrease in capitalization, the net expense increased $964,000 for the year ended December 31, 2009 compared to the same period in the prior year.

Sales and marketing expenses decreased 23.1%, or $2,073,000, to $6,888,000 for the year ended December 31, 2009 compared to the year ended December 31, 2008. Sales and marketing expenses include the personnel costs of sales and marketing personnel and their related travel and support costs and the costs of our marketing and public relations programs. This decrease is primarily attributable to the decrease in personnel and overhead, related to the 2008 Facility Consolidation Program discussed in Note 14 of the notes to our consolidated financial statements.

General and administrative expenses increased 2.9%, or $166,000, to $5,870,000 for the year ended December 31, 2009 compared to the year ended December 31, 2008. In 2008, we recognized loan refinancing costs related to the termination of the 2006 Credit Agreement with Capital Source and the 2008 Loan Agreement with RBC bank. The total amount related to the refinancing was $813,000, consisting primarily of $406,000 and $366,000 related to the write-off of unamortized deferred financing fee and the fair value of the warrants issued to Capital Source, respectively. In 2009, our Board of Directors made the decision to terminate the employment of our former President and Chief Executive Officer. Severance costs related to his employment agreement were accrued in the amount of $1,149,000, which included 300% of his annual base salary, accrued bonus and stock-based compensation related to the modification of stock options. Excluding the one-time charges of $813,000 in 2008 and $1,149,000 in 2009, general and administrative expenses would have decreased 3.5%, or $170,000, to $4,721,000 for the year ended December 31, 2009 compared to $4,891,000 for the year ended December 31, 2008.

Due to the decline in our common stock price, we performed additional goodwill impairment testing as of March 31, 2009 and recorded a non-cash goodwill impairment charge of $13,940,000. This is described in further detail in Note 6 of the notes to our consolidated financial statements. We performed our annual goodwill impairment testing during the fourth quarters of fiscal year 2009 and 2008, and did not record an impairment loss on goodwill for either of those periods.

Restructuring costs were $1,408,000 for the year ended December 31, 2009 and $2,193,000 for the year ended December 31, 2008. The $2,193,000 restructuring cost for 2008 was reclassified from general and administrative expenses in 2009. Restructuring costs are related to our 2008 Facility Consolidation Program. In 2009, based on the current real estate market conditions, we revised our estimate of sublease rental income from offices included in this Program. This is described in further detail in Note 14 of the notes to our consolidated financial statements.

Operating profit decreased $13,323,000 to a loss of $11,521,000 for the year ended December 31, 2009 compared to an operating profit of $1,802,000 for the year ended December 31, 2008. This decrease is primarily related to the goodwill impairment in 2009.

Other Expenses and Income

Interest expense, net was $478,000 and $1,468,000 for the years ended December 31, 2009 and 2008, respectively. This decrease in interest expense was primarily due to the pay down of debt from $20,000,000 at January 1, 2008 to $8,000,000 at December 31, 2009. Average debt outstanding for the year ended December 31, 2009 and 2008 was $9,167,000 and $13,482,000, respectively, having a weighted-average cost of 3.8% and 6.8% for the same periods, respectively.

We recognized income tax expenses of $1,336,000 for the year ended December 31, 2009, primarily a result of increasing our valuation allowance for our deferred tax asset, due to our assumptions based on future taxable income. This is described in further detail in Note 8 of the notes to our consolidated financial statements.

For the year ended December 31, 2008, we recognized a loss on the sale of interest bearing short-term investments of $296,000, as short term investments of $2,716,000 were sold. A portion of these funds were used to make a $5,000,000 early payment on the Capital Source Loan.

Net Income

As a result of the factors described above, net income decreased $13,373,000 to a net loss of $13,335,000 for the year ended December 31, 2009, compared to a net income of $38,000 for the year ended December 31 2008.

Liquidity and Capital Resources

As of December 31, 2009, we had current assets of $8,878,000, including cash and cash equivalents of $5,446,000, and $12,713,000 in current liabilities, or a negative working capital of $3,835,000. Working capital includes $5,796,000 in deferred revenue for which we have already received payment. While we are obligated to provide services related to those payments, in the future, we will not receive additional payments related to those services. Excluding the deferred revenue, working capital would have been $1,961,000. Our working capital is affected by the timing of each period end in relation to items such as payments received from customers, payments made to vendors, and internal payroll and billing cycles, as well as the seasonality within our business. Accordingly, our working capital, and its impact on cash flow from operations, can fluctuate materially from period to period. We use working capital to finance ongoing operations, fund the development and introduction of new business strategies and internally developed software, acquire complementary businesses and acquire capital equipment.

Cash provided by operating activities was $8,065,000 during the year ended December 31, 2009, a $2,103,000 increase as compared to cash provided of $5,962,000 during the year ended December 31, 2008. During the year ended December 31, 2009, cash provided by operating activities was primarily due to net income (net of non-cash related add-backs of a goodwill impairment, depreciation and amortization, deferred income tax expense and stock based compensation expense) of $5,255,000. In addition, cash provided by changes in accounts receivable and accounts payable were $2,202,000 for 2009. The $2,103,000 increase in cash provided in 2009 compared to 2008 was primarily due to the $1,547,000 increase in cash provided by changes in accounts receivable and to the $1,525,000 increase in cash provided by changes in accounts payable, offset by a $1,254,000 decrease in cash provided by net income, net of non-cash related add-backs.

Cash used in investing activities was $1,956,000 during the year ended December 31, 2009, as compared to cash used of $620,000 during the year ended December 31, 2008. During the year ended December 31, 2009, cash was primarily used in software product and development costs of $1,570,000. During the year ended December 31, 2008, cash was primarily used in software product and development costs of $1,725,000 and purchases of property and equipment of $1,426,000 were offset by $2,716,000 in proceeds from a sale of investments.

Cash used in financing activities was $2,040,000 during the year ended December 31, 2009, as compared to cash used of $9,390,000 during the year ended December 31, 2008. The $7,350,000 decrease in cash used was primarily due to the $2,000,000 of long-term debt payments made in 2009, compared to $20,000,000 in payments made in 2008, related to the payoff of long-term debt associated with the OnlineBenefits acquisition. This $18,000,000 difference in payments was offset by $10,000,000 in proceeds received in 2008 from the issuance of the new loan with RBC Bank (USA).

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

ITEM 7.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements, including notes thereto, and the reports of independent registered public accounting firms are filed as Exhibit 99.1 to this Report and incorporated herein by reference.

Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets at December 31, 2009 and 2008
Consolidated Statements of Operations for the years ended December 31, 2009 and 2008
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2009 and 2008
Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008
Notes to Consolidated Financial Statements

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our audit committee approved the dismissal of and dismissed Tauber and Balser, P.C. (“Tauber and Balser”) as our independent registered public accounting firm on July 11, 2008.

During the periods through July 16, 2008, there were no disagreements with Tauber and Balser on any matter of accounting principles, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Tauber and Balser would have caused them to make reference thereto in Tauber and Balser’s reports on the financial statements of the Company for such fiscal years. During the period through July 16, 2008, there were no “reportable events” (as defined in Regulation S-K Item 304(a)(1)(v)).

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

ITEM 8A.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this annual report on Form 10-K has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

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

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Management’s report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2009. Management reviewed the results of their assessment with our Audit Committee. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 8B.	OTHER INFORMATION

None.

PART III.

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to our proxy statement for our 2010 Annual Meeting of Shareholders.

ITEM 10.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to our proxy statement for our 2010 Annual Meeting of Shareholders.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to our proxy statement for our 2010 Annual Meeting of Shareholders.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to our proxy statement for our 2010 Annual Meeting of Shareholders.

ITEM 13.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to our proxy statement for our 2010 Annual Meeting of Shareholders.

PART IV.

ITEM 14.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report:

(1) Index to Consolidated Financial Statements

(2) Financial Statement Schedules

(3) Exhibits

EXHIBIT INDEX

The following exhibits are filed as part of, or are incorporated by reference into, this report on Form 10-K:

Exhibit No.	Description
3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8, File No. 333-140926, dated February 27, 2007)

3.2	Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 8-K filed by the Company on July 1, 2009)

3.3	By-Laws (incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 33-96864, dated September 12, 1995, as amended)

4.1	Form of Rights Agreement between the Company and American Stock Transfer & Trust Company as Rights Agent (incorporated by reference to Exhibit 4.1 from Registrant’s Form 8-K dated July 1, 2009)

4.2	Certificate of Determination Regarding the Terms of the Series B Preferred Stock (incorporated by reference to Exhibit A to the Form of Rights Agreement filed as Exhibit 4.1 from Registrant’s Form 8-K dated July 1, 2009)

10.1	Amended and Restated 1992 Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 33-96864, dated September 12, 1995, as amended)

10.2	401(k) Adoption Agreement and Trust (incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 33-96864, dated September 12, 1995, as amended)

10.3	Second Amended and Restated Employment Agreement between the Company and Robert S. Cramer (incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005)

10.3.1	Amendment to the Second Amended and Restated Employment Agreement between the Company and Robert S. Cramer (incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005)

10.3.2	Second Amendment to Second Amended and Restated Employment Agreement between the Company and Robert S. Cramer (incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005)

10.4	Employment Agreement between the Company and Kevin S. Noland, dated December 21, 2001 (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001)

10.4.1	First Amendment to Employment Agreement between the Company and Kevin S. Noland (incorporated by reference to Exhibit 10.2 of the Form 8-K filed by the Company on March 18, 2005)

10.4.2	Modification to Compensation Arrangements with Kevin S. Noland (incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005)

10.4.3	Second Amendment to Employment Agreement between the Company and Kevin S. Noland (incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005)

10.4.4	Third Amendment to Employment Agreement between the Company and Kevin S. Noland (incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005)

Exhibit No.	Description
10.5	Bridge Note and Warrant Purchase Agreement between Union Street Partners, L.P and Robert S. Cramer, Jr. and the Company dated December 31, 1999 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.6	Registration Rights Agreement between Union Street Partners, L.P and Robert S. Cramer, Jr. and the Company dated December 31, 1999 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.7	Common Stock Purchase Agreement dated May 22, 2002 between the Company and Fusion Capital Fund II, LLC (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by the Company on June 3, 2002)

10.8	2002 Stock Incentive Plan (incorporated by reference to the Company’s definitive proxy statement filed on May 24, 2002 in connection with its 2002 Annual Meeting of Shareholders)

10.9	Agreement and Plan of Merger dated August 14, 2006 by and among A.D.A.M., Inc., ADAM Merger Sub, Inc. and Online Benefits, Inc. (incorporated by reference to Exhibit 2.1 of the Form 8-K filed by the Company on August 16, 2006)

10.10	Employment Agreement between the Company and Mark B. Adams, dated April 10, 2006 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006)

10.11	Loan and Security Agreement between the Company and RBC Bank (USA), dated December 31, 2008 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by the Company on January 7, 2009)

10.12	Form of Stock Option Agreement (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.13	Warrant dated December 31, 2008 (incorporated by reference to Exhibit 10.2 of the Form 8-K filed by the Company on January 7, 2009)

10.14	Commercial Promissory Note dated December 31, 2008 (incorporated by reference to Exhibit 10.3 of the Form 8-K filed by the Company on January 7, 2009)

10.15	Commercial Promissory Note dated December 31, 2008 (incorporated by reference to Exhibit 10.4 of the Form 8-K filed by the Company on January 7, 2009)

14.1	Code of Ethics for Senior Officers (incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005)

21.1	Subsidiaries of the Company (filed herewith)

23.1	Consent of Independent Registered Public Accounting Firm—GRANT THORNTON LLP (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

99.1	Financial Statements (filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 18, 2010	A.D.A.M., INC. (Registrant)

	By	/S/ MARK B. ADAMS
Mark B. Adams President, Secretary and Chief Executive Officer (principal executive officer)

Date: March 18, 2010	A.D.A.M., INC. (Registrant)

	By	/S/ CHRISTOPHER R. JOE
Christopher R. Joe Chief Financial Officer (principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on March 18, 2010.

Signature	Title

/S/ MARK B. ADAMS Mark B. Adams	President, Secretary and Chief Executive Officer

/S/ CHRISTOPHER R. JOE Christopher R. Joe	Chief Financial Officer

/S/ ROBERT S. CRAMER, JR. Robert S. Cramer, Jr.	Chairman of the Board of Directors

/S/ CLAY SCARBOROUGH Clay Scarborough	Director

/S/ DANIEL S. HOWE Daniel S. Howe	Director

/S/ MARK KISHEL, M.D. Mark Kishel, M.D.	Director