Form 10-Q
period 2010-03-31
ADAM INC
filed 2010-05-13
CIK 863650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of May 7, 2010, there were 9,951,360 shares of the Registrant’s common stock, par value $.01 per share, outstanding.

A.D.A.M., Inc.

Form 10-Q for the Quarter Ended March 31, 2010

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

A.D.A.M., Inc.

Balance Sheets

(In thousands, except share data)

	March 31, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$4,711	$5,446
Accounts receivable, net of allowances of $261 and $274, respectively	2,549	2,516
Inventories, net	27	30
Prepaids and other current assets	408	208
Deferred income tax asset	678	678

Total current assets	8,373	8,878
Property and equipment, net	1,594	1,543
Intangible assets, net	9,108	9,375
Goodwill	13,690	13,690
Other assets	206	206
Deferred financing costs, net	45	52
Deferred income tax asset	5,712	5,712

Total assets	$38,728	$39,456

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$4,734	$4,895
Deferred revenue	6,009	5,796
Current portion of long-term debt	2,000	2,000
Current portion of capital lease obligations	23	22

Total current liabilities	12,766	12,713
Capital lease obligations, net of current portion	83	90
Other liabilities	1,042	1,385
Long-term debt, net of current portion	4,500	6,000

Total liabilities	18,391	20,188

Shareholders’ equity
Common stock, $.01 par value; 20,000,000 shares authorized; 10,208,119 shares issued and 9,938,360 shares outstanding at 3/31/2010 and 10,174,519 shares issued and 9,904,760 shares outstanding at 12/31/2009	102	102
Treasury stock, at cost, 269,759 shares	(1,088)	(1,088)
Additional paid-in capital	59,334	59,256
Accumulated deficit	(38,011)	(39,002)

Total shareholders’ equity	20,337	19,268

Total liabilities and shareholders’ equity	$38,728	$39,456

The accompanying notes are an integral part of these financial statements.

A.D.A.M., Inc.

Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenues, net:
Licensing	$6,467	$6,176
Product	79	215
Professional services and other	176	278

Total revenues, net	6,722	6,669

Cost of revenues:
Cost of revenues	867	1,115
Cost of revenues – amortization	454	463

Total cost of revenues	1,321	1,578

Gross profit	5,401	5,091

Operating expenses:
Product and content development	1,297	1,045
Sales and marketing	1,967	1,947
General and administrative	1,016	1,083
Goodwill impairment	—	13,940

Total operating expenses	4,280	18,015

Operating income (loss)	1,121	(12,924)
Interest expense, net	100	119

Income (loss) before income taxes	1,021	(13,043)
Income tax expense	30	—

Net income (loss)	$991	$(13,043)

Basic net income per common share	$0.10	$(1.32)

Basic weighted average number of common shares outstanding	9,919	9,882

Diluted net income per common share	$0.09	$(1.32)

Diluted weighted average number of common shares outstanding	10,444	9,882

The accompanying notes are an integral part of these financial statements.

A.D.A.M., Inc.

Statement of Changes in Shareholders’ Equity

(In thousands, except share data)

(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2009	10,174,519	$102	(269,759)	$(1,088)	$59,256	$(39,002)	$19,268
Net Income	—	—	—	—	—	991	991
Stock-based compensation expense	—	—	—	—	68	—	68
Exercise of common stock options	33,600	—	—	—	10	—	10

Balance at March 31, 2010	10,208,119	$102	(269,759)	$(1,088)	$59,334	$(38,011)	$20,337

The accompanying notes are an integral part of these financial statements.

A.D.A.M., Inc.

Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities
Net income (loss)	$991	$(13,043)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Goodwill impairment	—	13,940
Depreciation and amortization	581	567
Payments for restructuring costs	(375)	(476)
Stock-based compensation expense	68	148
Deferred financing cost amortization	7	10
Provisions for bad debt expense	7	44
Changes in assets and liabilities:
Accounts receivable	(40)	1,709
Accounts payable and accrued liabilities	(194)	(720)
Prepaids and other assets	(200)	(134)
Deferred revenue	213	(237)
Other liabilities	65	307
Inventories	3	19

Net cash provided by operating activities	1,126	2,134

Cash flows from investing activities
Software product and content development costs	(187)	(406)
Purchases of property and equipment	(178)	(38)
Net change in restricted cash	—	29
Goodwill, additional cost of previous acquisition from earnout payments	—	(13)

Net cash used in investing activities	(365)	(428)

Cash flows from financing activities
Payment on long term debt	(1,500)	(500)
Repayments on capital leases	(6)	(31)
Proceeds from exercise of common stock options	10	—

Net cash used in financing activities	(1,496)	(531)

Increase (decrease) in cash and cash equivalents	(735)	1,175
Cash and cash equivalents, beginning of period	5,446	1,377

Cash and cash equivalents, end of period	$4,711	$2,552

Interest paid	$72	$59

The accompanying notes are an integral part of these financial statements.

A.D.A.M., Inc.

Notes to Financial Statements (Unaudited)

March 31, 2010

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

•

Benefits communication tools that help employees evaluate, select and enroll in various benefit plans, and benefits broker tools that help advisors manage their business, market benefit related products and recommend benefit plans to employers, which we market directly to employers with more than 500 employees and to benefits brokers and national agencies with employer clients.

Our solutions are delivered through a Software as a Service-type model (“SaaS”) that provides rapid and efficient deployment of our products and allows us to integrate third party products and services that we monetize across our network of clients and end users.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the general instructions to Form 10-Q. Accordingly, certain information and footnotes required by GAAP for complete financial statements may be condensed or omitted. These interim financial statements should be read in conjunction with our audited financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Certain amounts previously reported have been reclassified for comparative purposes to conform with current period presentation.

Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or any future period.

Recent accounting standards adopted

Effective January 1, 2010, we adopted the provisions of the FASB issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 updates the existing fair value measurements and disclosures guidance currently included in ASC 820, Fair Value Measurements and Disclosures. ASU 2010-06 requires new disclosures about significant transfers in and out of Levels 1 and 2 fair value measurements and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 fair value measurements. The ASU also clarifies existing disclosure requirements regarding inputs and valuation techniques, as well as the level of disaggregation for each class of assets and liabilities for which separate fair value measurements should be disclosed. The adoption of this ASU did not have a material impact on our financial condition or results of operations.

New accounting standards to be adopted

In October 2009, the FASB issued ASU 2009-13, Revenue Recognition: Multiple-Deliverable Revenue Arrangements. This authoritative guidance revises the current accounting treatment to specifically address how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. This guidance is applicable to revenue arrangements entered into or materially modified during our first fiscal year that begins after June 15, 2010. The guidance may be applied either prospectively from the beginning of the fiscal year for new or materially modified arrangements or retrospectively. We are currently evaluating this authoritative guidance to determine any potential impact that it may have on our financial results.

In October 2009, the FASB issued ASU 2009-14, Software: Certain Revenue Arrangements That Include Software Elements. This authoritative guidance changes the accounting model for revenue arrangements that include both tangible products and software elements. Tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality, are no longer within the scope of the software revenue guidance. This guidance is applicable to revenue arrangements entered into or materially modified during our first fiscal year that begins after June 15, 2010. The guidance may be applied either prospectively from the beginning of the fiscal year for new or materially modified arrangements or retrospectively. We have evaluated this authoritative guidance and do not expect the adoption to have a material impact on our financial results.

Net income per common share

Net income per share is computed in accordance with ASC 260-Earnings Per Share. Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding for each period. Diluted net income per share is based upon the addition of the effect of common stock equivalents (stock options, stock warrants and restricted stock awards) to the denominator of the basic net income per share calculation using the treasury stock method, if their effect is dilutive. The computation of net income per share for the three months ended March 31, 2010 and 2009 is as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2010	2009
Net income (loss)	$991	$(13,043)

Weighted average common shares outstanding	9,919	9,882
Weighted average common share equivalents	525	—

Weighted average diluted common shares outstanding	10,444	9,882
Net income per share:
Basic	$0.10	$(1.32)
Diluted	$0.09	$(1.32)

Anti-dilutive stock options, restricted stock awards and stock warrants outstanding	1,398	2,934

2. Long-term debt

In conjunction with the acquisition of OnlineBenefits in 2006, we entered into a credit agreement (the “2006 Credit Agreement”) with Capital Source Finance LLC (“Capital Source”).

All outstanding obligations under the 2006 Credit Agreement were repaid in full and the agreement was terminated on December 31, 2008. In connection with the termination of the 2006 Credit Agreement and as consideration for Capital Source’s agreement to the prepayment of the Convertible Note, which we were not otherwise able to prepay, we issued a warrant to an affiliate of Capital Source to purchase up to 411,667 shares of our common stock at a price of $3.65 per share, to replace the equity component of the Convertible Note. This warrant is exercisable immediately and expires on either August 14, 2011 or August 14, 2014, depending on whether, as of August 14, 2011, we have issued any shares of any class of capital stock, which is preferred as to dividends or as to the distribution of assets upon the voluntary or involuntary dissolution, liquidation or winding up of the shares issued upon exercise of the warrant. This warrant was issued in a transaction not involving a public offering pursuant to the exemption provided under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). The shares of our common stock to be issued upon exercise of the warrant have not been registered under the Securities Act and may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements. None of the warrants have been exercised as of March 31, 2010.

On December 31, 2008, we entered into a Loan and Security Agreement (the “2008 Loan Agreement”) with RBC Bank (USA) (“RBC Bank”). The credit facility under the 2008 Loan Agreement consists of a revolving line of credit, a term loan facility and a letter of credit facility. The 2008 Loan Agreement, with related balances at March 31, 2010 and December 31, 2009, is summarized below (numbers in column are in thousands):

	Balance at March 31, 2010	Balance at December 31, 2009
$3,000,000 revolver with RBC Bank —principal repayable in full in December 2010; interest at 1-month LIBOR plus 2.75% (2.98% at 3/31/10 and 2.99% at 12/31/09), payable monthly in advance	$—	$—
$10,000,000 term loan with RBC Bank —principal repayable in monthly installments of $166,667 plus interest at 1-month LIBOR plus 3.25% (3.48% at 3/31/10 and 3.49% at 12/31/09) until December 2011, when one final payment of the remaining balance of principal, interest and any other fees and expenses outstanding are due	6,500	8,000

Total	$6,500	$8,000

Under the 2008 Loan Agreement, through December 31, 2010, we may request RBC Bank to issue letters of credit for its account in an aggregate outstanding face amount not to exceed the amount of advances available under the revolving line of credit at the time of the issuance of the letter of credit. Subject to other limitations set forth in the 2008 Loan Agreement, the amount of aggregate outstanding amount of letters of credit shall not exceed $500,000. We are required to pay RBC Bank a fee of 1.5% per annum of the face amount of the letters of credit issued pursuant to the 2008 Loan Agreement. At March 31, 2010, we have no outstanding letters of credit.

Loans made under the 2008 Loan Agreement are secured by a first lien security interest on all assets, including our intellectual property.

The 2008 Loan Agreement contains customary representations, warranties, affirmative and negative covenants (including a requirement that we maintain our primary operating depository accounts with RBC Bank), agreements, default provisions and indemnities. We are also subject to certain specified financial covenants with respect to a minimum funded debt to EBITDA ratio and a modified fixed charge coverage ratio. This 2008 Loan Agreement generally prohibits us from paying dividends on our common stock. As of March 31, 2010, we are in compliance with all covenants related to the 2008 Loan Agreement.

Maturities of debt under the credit facility with RBC Bank are as follows (in thousands):

Year Ending December 31,
2010	$1,500
2011	5,000

$6,500

We incurred $92,000 in financing fees related to the 2008 Loan Agreement. This amount has been deferred and will be amortized over the 36-month term of the loan. Accumulated amortization was $47,000 at March 31, 2010 and $40,000 at December 31, 2009. During the three months ended March 31, 2010, we made an additional $1,000,000 advance payment on the loan, which reduced our 2011 liability to $5,000,000.

3. Intangible Assets

Intangible assets are summarized as follows (in thousands):

	Estimated amortizable lives (years)	March 31, 2010	December 31, 2009
Intangible assets:
Internally developed software	2 – 3	$9,225	$9,038
Purchased software	3	500	500
Purchased intellectual content	3	1,431	1,431
Purchased customer contracts	2	333	333
Purchased customer relationships	15	8,800	8,800

Intangible assets, gross		20,289	20,102

Accumulated amortization:
Internally developed software		(6,787)	(6,479)
Purchased software		(500)	(500)

	Estimated amortizable lives (years)	March 31, 2010	December 31, 2009
Purchased intellectual content		(1,431)	(1,431)
Purchased customer contracts		(333)	(333)
Purchased customer relationships		(2,130)	(1,984)

Accumulated amortization		(11,181)	(10,727)

Intangible assets, net		$9,108	$9,375

Amortization expense for the three months ended March 31, 2010 and 2009 was $454,000 and $463,000, respectively. This expense included amortization expense for internally developed software for the three months ended March 31, 2010 and 2009 of $308,000 and $274,000, respectively.

4. Goodwill

Under GAAP, goodwill and other intangible assets with indefinite lives are not amortized, but rather tested for impairment at least annually. This annual evaluation was performed as of November 1, 2009 and the goodwill was deemed not impaired.

The Intangibles-Goodwill and Other Topic of the FASB ASC prescribes a two-step method for determining impairment of goodwill and certain other intangible assets. Factors considered in determining fair value for purposes of this Topic include, among other things, our market capitalization as determined by quoted market prices for our common stock, market values of our reporting units based on common market multiples for comparable companies, and discount rates that appropriately reflect not only our businesses, but also the current overall economic environment.

During the three months ended March 31, 2009, based on the further weakening of the then-current macro-economic business environment and the decline of our common stock price since the 2008 annual evaluation, we realized the need to re-evaluate and potentially lower the carrying amount of goodwill in the first quarter of 2009. Based on the results of the review performed as of March 31, 2009, we estimated that the fair value of the goodwill assigned to our benefit solutions was less than the carrying value on the balance sheet as of March 31, 2009, and accordingly we recognized a pre-tax non-cash impairment charge of $13,940,000 in the quarter ended March 31, 2009. While the impairment charge reduces reported results under GAAP, such charges do not affect our liquidity, cash flows from operating activities, or future operations.

The estimation of the fair value was primarily determined based on an estimate of future cash flows (income approach) discounted at a market derived weighed average cost of capital, which cost of capital was estimated. The income approach was determined to be the most representative, because we do not have an active trading market for our equity in the reporting unit. The implied value of the goodwill was estimated based on a hypothetical allocation of each reporting unit’s fair value, assuming a taxable asset sale, to all of our underlying assets and liabilities. The determination of future cash flows is based on the businesses’ plans and long-range planning forecasts. Other valuation methods, such as a market approach utilizing market multiples, are used to corroborate the discounted cash flow analysis performed at the reporting unit. If different assumptions were used in these plans, the related cash flows used in measuring impairment could be different and additional impairment of assets might be required to be recorded.

Impairment charges related to goodwill and other intangible assets are reflected as “Goodwill impairment” in the accompanying statements of operations. Such charges have no impact on our cash flows or liquidity.

5. Income Taxes

We recognized income tax expenses of $30,000 for the three months ended March 31, 2010.

We account for income taxes using the liability method in accordance with the Income Taxes topic of the ASC. Deferred income taxes arise from the temporary differences in the recognition of income and expenses for tax purposes. A valuation allowance is established when we believe that it is more likely than not that some portion of our deferred tax assets will not be realized.

We performed our quarterly evaluation of the deferred tax asset and the related valuation allowance as of March 31, 2010 and based on our analysis, we do not expect to record an income tax provision or benefit for the quarter due to the release of a portion of the valuation allowance for tax assets we determined will more likely than not be utilized. Current income tax recognized for the three months ended March 31, 2010 primarily related to alternative minimum tax or to state taxes that either do not have net operating loss carryforwards or that do not consider net operating losses in the tax liability calculation.

Internal Revenue Code Section (“IRC”) 382 limits the utilization of NOL carryforwards when a change in ownership, as defined by the Internal Revenue Service, occurs. We continue to track and monitor ownership changes as defined by IRC 382 to identify any future limitations on the use of NOL’s to offset tax liability. As of March 31, 2010, no additional ownership changes have been identified. However, if the company were to incur any future 382 limitations its usage of NOLs to offset income tax liabilities could be limited.

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

Stock Options

Options are granted at an exercise price as determined by our Board of Directors, which may not be less than the fair market value of our common stock at the date of the grant, and the options generally vest ratably over a three-year service period. Options granted under this plan generally expire ten years from the date of the grant. Upon exercise of options, stock is issued from our authorized and unissued shares of common stock. We use the Black-Scholes method (which models the value over time of financial instruments) to estimate the fair value at the grant date of the options. The Black-Scholes method uses several assumptions to value an option. The following assumptions were used:

•	Expected Dividend Yield—because we do not currently pay dividends or expect to pay dividends in the near future, the expected dividend yield is zero;

•	Expected Volatility in Stock Price—reflects the historical change in our stock price over the expected term of the stock option;

•	Risk-free Interest Rate—reflects the average rate on a United States Treasury bond with maturity equal to the expected term of the option; and

•	Expected Life of Stock Awards—is based on historical experience that was modified based on expected future changes.

The weighted average assumptions used in the option pricing model and the resulting grant date fair value for stock option grants were as follows:

Three Months Ended March 31,	2010
Expected Dividend Yield	—
Expected Volatility in Stock Price	62.25%
Risk-Free Interest Rate	1.85%
Expected Life of Stock Awards – Years	3.50
Weighted Average Fair Value at Grant Date	$1.77

There were no stock option grants during the three months ended March 31, 2009.

We recorded $68,000 and $148,000 of stock-based compensation expense for the three months ended March 31, 2010 and 2009, respectively, related to employee stock options. We expect to incur approximately $665,000 of expense over a weighted average of 2.4 years for all unvested options outstanding at March 31, 2010.

The following table summarizes stock option activity for the three months ended March 31, 2010:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2009	2,477,781	$4.34
Granted	315,000	$3.87
Exercised	(33,600)	$.41
Forfeited or expired	(343,667)	$8.74

Outstanding at March 31, 2010	2,415,514	$3.81

Exercisable at March 31, 2010	1,816,349	$3.70

The weighted average remaining contractual term at March 31, 2010 for options outstanding was 4.75 years and for options exercisable was 3.24 years. During the three months ended March 31, 2010, the aggregate intrinsic value of options exercised was $116,000, and the fair value of options vesting was $118,000.

As of March 31, 2010, the aggregate intrinsic value of options outstanding and exercisable was $2,130,000 and $1,924,000, respectively. Aggregate intrinsic value was calculated by multiplying the number of options by the amount by which our market price at March 31, 2010 exceeded the strike price for each option. The market price at March 31, 2010 was $4.00.

Restricted Stock Awards

The fair value of restricted stock awards used for the application of the Compensation-Stock Compensation Topic of the FASB ASC is the market value of the stock on the date of grant.

The following table summarizes restricted stock activity for the three months ended March 31, 2010:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2009	—	$—
Granted	14,284	4.20
Vested	—	—
Forfeited	—	—

Unvested at March 31, 2010	14,284	$4.20

On January 4, 2010, we awarded a total of 14,284 shares of restricted stock to our Board of Directors with a grant date fair value of $4.20 per share. These shares had a fair value of $60,000 and will be expensed from the date issued until the vesting date of December 31, 2010. At March 31, 2010, total unrecognized compensation expense related to restricted stock was $45,000.

7. Related Party Transactions

Investment with BeBetter Networks, Inc.

At March 31, 2010 and December 31, 2009, the Company had a 2% investment in BeBetter Networks, Inc. (“BeBetter”). As of March 31, 2010 and December 31, 2009, the Chairman of our Board of Directors held an approximate 2% voting interest in this company. The investment was accounted for under the cost method, as we had less than a 20% ownership and does not exercise significant influence over the investee.

At March 31, 2010 and December 31, 2009, the carrying value of the investment in BeBetter was $0. We have no plans to make additional investments in BeBetter in the future.

Investment with ThePort Network, Inc.

The Chairman of our Board of Directors currently serves as the Chairman of the Board of Directors and Chief Executive Officer of ThePort Network, Inc. (“ThePort”).

At March 31, 2010 and December 31, 2009, we held an approximate 3% voting interest in ThePort. The Chairman of our Board of Directors held an approximate 27% voting interest in ThePort at March 31, 2010 and December 31, 2009, and held a convertible note from ThePort in the amount of approximately $375,000 and $305,000 at March 31, 2010 and December 31, 2009, respectively. Two of our other directors also own equity interests in ThePort. ThePort is accounted for under the cost method.

At March 31, 2010 and December 31, 2009, the carrying value of the investment in ThePort was $0. We have not adjusted our investment below zero for our share of ThePort’s losses since we have not provided or committed to provide any additional financial support to ThePort.

8. Contingencies

We indemnify customers from third party claims of intellectual property infringement relating to the use of our products. Historically, costs related to this guarantee have not been significant and we are unable to estimate the potential impact of this guarantee on future results of operations.

9. Concentrations

No one customer accounted for more than 10% of our revenues during the three months ended March 31, 2010 or 2009.

10. Fair value of financial instruments

In accordance with FASB ASC Topic 825—Financial Instruments, the carrying value of short-term debt, which totaled $2,000,000 as of March 31, 2010 and $2,000,000 as of December 31, 2009, was estimated to approximate its fair value. The carrying value of long-term debt of $4,500,000 as of March 31, 2010 and $6,000,000 as of December 31, 2009 approximated fair value. The fair value of debt is estimated based on approximate market interest rates for similar issues.

11. Operating Segments

The Segment Reporting Topic of the FASB ASC establishes standards for reporting information about operating segments. It defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. We operate in one reportable segment. We sell a portfolio of products related to health content solutions and broker/ employer solutions. We consider the health content products and broker/ employer products to be two operating segments which aggregate into one reportable segment. Our SaaS model allows us to manage and deploy these products in a similar manner to similar customers. Our chief operating decision-maker is our Chief Executive Officer. The Chief Executive Officer reviews financial information on a basis and by products when making decisions for allocating resources and evaluating financial performance. Periodic decisions may be made separately for the two solution groups due to timing of customer strategies, product releases, market conditions, acquisitions, or staffing resources, but the common long term growth outlook for each segment remains constant.

In determining that we have one reportable segment, we viewed both health content and broker/ employer products as sharing similar economic characteristics for long term growth. Historical product margins for both product segments have been in the 70-90% range. All products are distributed over a similar platform with low incremental costs so we expect margins to remain within the 70-90% range. The health content product which can be sold separately is also sold as an imbedded product within our broker/ employer product. As the products continue to be more intertwined, the margins for both are expected to converge and the allocation of costs related to each will not be as relevant.

12. Subsequent Events

In accordance with FASB ASC Topic 855—Subsequent Events, general standards are established for the accounting and disclosures of, events that occurred after the balance sheet date but before financial statements are issued or are available to be issued. For the three months ended March 31, 2010, we evaluated, for potential recognition and disclosure, events that occurred through the date of the filing of our Quarterly Report on Form 10Q for the three months ended March 31, 2010, and determined no adjustment or additional disclosure is needed.

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

Our primary product for benefits brokers and employers is Benergy™, a web-based portal for employees that communicates benefits and other company-sponsored information, improves benefits education and selection, automates benefits enrollment, manages healthcare financial accounts, such as Flexible Spending Accounts, and provides health content and decision support tools to aid in health education and awareness. The tools, information and services offered through Benergy automate and streamline many important human resources functions so that employers can optimize their time and reduce administrative costs—while providing employees with a high level of access to pertinent benefits and health information. Benefits brokers consider Benergy to be an important part of their service offering to their employer clients. Brokers make available to their clients a Benergy site that is populated with that employer’s specific benefits plan information. In many instances they manage the Benergy site on behalf of their employer client, providing a deeper level of client service.

In addition to Benergy, we offer benefits brokers a comprehensive agency management system called AgencyWareTM. With AgencyWare, brokers can manage the entire employer client lifecycle, moving prospects through each phase of the sales process, sending requests for proposals, preparing client presentations, managing client renewals and commissions, tracking customer service issues and organizing client data. We also offer brokers other tools that improve their communication with their respective clients.

Critical Accounting Policies and Estimates

Discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in the financial statements and the accompanying notes. On an on-going basis, we evaluate our estimates, including those related to product returns, product and content development expenses, bad debts, intangible assets, income taxes and contingencies. We base our estimates on experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

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

We also capitalize internal software development costs for internal use in accordance with the Intangibles-Goodwill and Other Topic of the FASB ASC. This Topic specifies that computer software development costs for computer software intended for internal use occurs in three stages: (1) the preliminary project stage, where costs are expensed as incurred, (2) the application development stage, where costs are capitalized, and (3) the post-implementation or operation stage, where again costs are expensed as incurred. We cease capitalization of developed software for internal use when the software is ready for its intended use and placed in service. We amortize such capitalized costs as cost of revenues on a product-by-product basis using the straight-line method over a period of three years. We continually evaluate the usability of the products that make up our capitalized costs and if certain circumstances arise such as the introduction of new technology in the marketplace that management intends to use in place of the capitalized project, then a write-down of capitalized costs may be made which could adversely affect our results in the reporting period in which the write-down occurs.

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

As part of the process of preparing our financial statements we are required to estimate our taxes in each of the jurisdictions in which we operate. This process involves management estimating the actual tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and U.S. GAAP purposes. These differences result in deferred tax assets and liabilities, which are included within our accompanying balance sheet. We must then assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2010 with the Three Months Ended March 31, 2009.

Revenues (numbers in table in thousands)

	Three Months Ended March 31,		$ Change	% Change
	2010	2009
Licensing	$6,467	$6,176	$291	4.7%
Product	79	215	(136)	(63.3)%
Professional services and other	176	278	(102)	(36.7)%

Total Net Revenues	$6,722	$6,669	$53	0.8%

Total net revenues slightly increased 0.8%, or $53,000, to $6,722,000 for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. For the three months ended March 31, 2010, 96.2% of our total net revenues came from the licensing of our health information services and benefits technology solutions.

Licensing revenues are recognized on a monthly basis, either based on usage, expiration of monthly minimums, or on a straight-line basis over the life of the contract. Therefore, fluctuation in licensing revenue is due to new contracts, customer usage levels or contract changes and contract terminations. We annualize each contract’s committed value and use changes to that value, from new sales or terminations, to calculate a net client retention rate. Licensing revenue increased 4.7%, or $291,000, to $6,467,000 for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Our increase in licensing revenue is a result of an increase in revenue from our health information services, primarily due to strong retention rates and solid results from distribution partners.

Revenues from product sales decreased 63.3%, or $136,000, to $79,000 for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Our product revenues consist primarily of CD-based product sales to the educational market. Revenues were lower in this area due to a decrease in product sales because of a market shift from CD-based products to online solutions. To address this issue, during 2009, we launched three new online education products, which were formerly only available in a CD-based format. While these products are designed to increase sales in the education market, product revenue will continue to decrease, as the revenue from these new online solutions is recorded as licensing revenue. Licensing revenue is recognized ratably over the subscription period.

Professional services and other revenue decreased $102,000, or 36.7%, to $176,000 for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Professional services and other revenue are derived from products such as custom implementation services, a direct to consumer product and sales of nonrecurring products such as books, publications, and medical images. Revenue has decreased in this area primarily because we no longer provide the direct to consumer product and changed our flexible spending account services to a licensing revenue product.

Operating Costs and Expenses (numbers in table in thousands)

	Three Months Ended March 31,		$ Change	% Change
	2010	2009
Cost of revenues	$867	$1,115	$(248)	(22.2)%
Cost of revenues – amortization	454	463	(9)	(1.9)%
Product and content development	1,484	1,441	43	3.0%
Development capitalization	(187)	(396)	209	52.8%
Sales and marketing	1,967	1,947	20	1.0%
General and administrative	1,016	1,083	(67)	(6.2)%
Goodwill impairment	—	13,940	(13,940)	(100.0)%

Total Operating Cost and Expenses	$5,601	$19,593	$(13,992)	(71.4)%

Cost of revenues consists primarily of costs associated with royalties, distribution license fees and personnel support for our products and services. Cost of revenues decreased $248,000, or 22.2%, to $867,000 for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The decrease is primarily attributable to the decrease in cost of the education product, due to the new online solutions.

Cost of revenues—amortization decreased $9,000, or 1.9%, to $454,000 for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Cost of revenues—amortization consists of costs associated with amortization of capitalized customer lists, software product, and content development costs. We see fluctuations in amortization costs from period to period based on the timing of capital projects.

Product and content development expenses increased $43,000, or 3.0%, to $1,484,000 for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Product and content development expenses consist of salary and costs associated with engineering and developing our product and service offerings. Development capitalization decreased $209,000, or 52.8%, to $187,000 for the three months ended March 31, 2010. The decrease in capitalization is due to increased costs related to maintenance of existing products, which cannot be capitalized, to enhance customer service and support functions.

Sales and marketing expenses increased 1.0%, or $20,000, to $1,967,000 for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Sales and marketing expenses include the personnel costs and their related travel and support costs and the costs of our marketing and public relations programs.

General and administrative expenses decreased 6.2%, or $67,000, to $1,016,000 for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. This reduction in expense is primarily due to a reduction in stock compensation expense resulting from a decrease in the number of options granted.

Due to the decline in our common stock price, we performed additional goodwill impairment testing as of March 31, 2009 and recorded a non-cash goodwill impairment charge of $13,940,000. This is described in further detail in Note 4 of notes to our financial statements.

Operating profit increased $14,045,000 to a profit of $1,121,000 for the three months ended March 31, 2010 compared to a $12,924,000 loss for the three months ended March 31, 2009. This increase is primarily related to the 2009 non-cash goodwill impairment charge of $13,940,000.

Other Expenses and Income

Interest expense, net was $100,000 and $119,000 for the three months ended March 31, 2010 and 2009, respectively. This decrease in interest expense was primarily due to the pay down of debt from $10,000,000 at January 1, 2009 to $6,500,000 at March 31, 2010.

We recognized income tax expenses of $30,000 for the three months ended March 31, 2010. Income tax recognized relates primarily to alternative minimum tax or to state taxes that either do not have net operating loss carryforwards or that do not consider net operating losses in the tax liability calculation.

Net Income

As a result of the factors described above, net income increased $14,034,000, to a net income of $991,000 for the three months ended March 31, 2010 compared to net loss of $13,043,000 for the three months ended March 31, 2009.

Liquidity and Capital Resources

As of March 31, 2010, we had current assets of $8,373,000, including cash and cash equivalents of $4,711,000, and $12,766,000 in current liabilities, or a negative working capital of $4,393,000. Working capital includes $6,009,000 in deferred revenue for which we have already received payment. While we are obligated to provide services related to those payments, in the future, we will not receive additional payments related to those services. Excluding the deferred revenue, working capital would have been $1,616,000. Our working capital is affected by the timing of each period end in relation to items such as payments received from customers, payments made to vendors, and internal payroll and billing cycles, as well as the seasonality within our business. Accordingly, our working capital, and its impact on cash flow from operations, can fluctuate materially from period to period. We use working capital to finance ongoing operations, fund the development and introduction of new business strategies and internally developed software, acquire complementary businesses and acquire capital equipment.

Cash provided by operating activities was $1,126,000 during the three months ended March 31, 2010, as compared to cash provided of $2,134,000 during the three months ended March 31, 2009. This $1,008,000 decrease in cash was due primarily to the decrease in cash received from the collection of accounts receivable of $1,749,000, offset by an $526,000 decrease in cash used in the payment of accounts payable and accrued expenses.

Cash used in investing activities was $365,000 during the three months ended March 31, 2010, as compared to cash used of $428,000 during the three months ended March 31, 2009. This $63,000 change in cash used was primarily due to lower capitalized software product and content development costs in the three months ended March 31, 2010.

Cash used in financing activities was $1,496,000 during the three months ended March 31, 2010, as compared to $531,000 during the three months ended March 31, 2009. The $965,000 increase in cash used was primarily due to additional $1,000,000 advance payment made in the three months ended March 31, 2010, related to the long-term debt associated with the OnlineBenefits acquisition, which reduced our 2011 liability.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements made in this report, and other written or oral statements made by or on behalf of A.D.A.M., may constitute “forward-looking statements” within the meaning of the federal securities laws. When used in this report, the words “believes,” “expects,” “estimates,” “intends” and similar expressions are intended to identify forward-looking statements. Statements regarding future events and developments and our future performance, as well as our expectations, beliefs, plans, intentions, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. Examples of such statements in this report include descriptions of our plans and strategies with respect to developing certain market opportunities, our overall business plan, our plans to develop additional strategic partnerships, our intention to develop certain platform technologies and our continuing growth. All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected, including, without limitation, those risk and uncertainties that are described in our filings with the SEC. We believe that these forward-looking statements are reasonable; however, you should not place undue reliance on such statements. These statements are based on current expectations and speak only as of the date of such statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this quarterly report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

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

There were no changes in our internal control over financial reporting that occurred during the first quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

There has been no material change in the information provided in Item 1A of the Form 10-K Annual Report for the year ended December 31, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are filed with this report or incorporated herein by reference:

Exhibit Number	Exhibit Description
10.1	Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers (incorporated by reference to Exhibit 10.1 of the form 8-k filed by the Company on January 8, 2010)

10.2	Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers (incorporated by reference to Exhibit 10.1 of the form 8-k filed by the Company on March 19, 2010)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A.D.A.M., Inc. (Registrant)

Date: May 13, 2010	By:	/s/ MARK B. ADAMS
Mark B. Adams President, Secretary and Chief Executive Officer (principal executive officer)

Date: May 13, 2010	By:	/s/ CHRISTOPHER R. JOE
Christopher R. Joe Chief Financial Officer (principal financial officer)