Form 10-Q
period 2010-06-30
ADAM INC
filed 2010-08-12
CIK 863650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of August 6, 2010, there were 9,971,360 shares of the Registrant’s common stock, par value $.01 per share, outstanding.

A.D.A.M., Inc.

Form 10-Q for the Quarter Ended June 30, 2010

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

A.D.A.M., Inc.

Balance Sheets

(In thousands, except share data)

	June 30, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$3,952	$5,446
Accounts receivable, net of allowances of $271 and $274, respectively	2,465	2,516
Inventories, net	15	30
Prepaids and other current assets	332	208
Deferred income tax asset	678	678

Total current assets	7,442	8,878
Property and equipment, net	1,627	1,543
Intangible assets, net	9,011	9,375
Goodwill	13,690	13,690
Other assets	206	206
Deferred financing costs, net	37	52
Deferred income tax asset	5,712	5,712

Total assets	$37,725	$39,456

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$5,186	$4,895
Deferred revenue	5,349	5,796
Current portion of long-term debt	2,000	2,000
Current portion of capital lease obligations	25	22

Total current liabilities	12,560	12,713
Capital lease obligations, net of current portion	76	90
Other liabilities	637	1,385
Long-term debt, net of current portion	3,000	6,000

Total liabilities	16,273	20,188

Shareholders’ equity
Common stock, $.01 par value; 20,000,000 shares authorized; 10,241,119 shares issued and 9,971,360 shares outstanding at 6/30/2010 and 10,174,519 shares issued and 9,904,760 shares outstanding at 12/31/2009	102	102
Treasury stock, at cost, 269,759 shares	(1,088)	(1,088)
Additional paid-in capital	59,460	59,256
Accumulated deficit	(37,022)	(39,002)

Total shareholders’ equity	21,452	19,268

Total liabilities and shareholders’ equity	$37,725	$39,456

The accompanying notes are an integral part of these financial statements.

A.D.A.M., Inc.

Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues, net
Licensing	$6,465	$6,528	$12,932	$12,704
Product	78	340	157	555
Professional services and other	185	204	361	482

Total revenues, net	6,728	7,072	13,450	13,741

Cost of revenues
Cost of revenues	875	1,064	1,742	2,179
Cost of revenues – amortization	450	512	904	975

Total cost of revenues	1,325	1,576	2,646	3,154

Gross profit	5,403	5,496	10,804	10,587

Operating expenses
Product and content development	1,352	1,445	2,649	2,490
Sales and marketing	2,008	1,831	3,975	3,778
General and administrative	935	1,161	1,951	2,244
Goodwill impairment	—	—	—	13,940
Restructuring costs	—	1,408	—	1,408

Total operating expenses	4,295	5,845	8,575	23,860

Operating income (loss)	1,108	(349)	2,229	(13,273)
Interest expense, net	89	114	189	233

Income (loss) before income taxes	1,019	(463)	2,040	(13,506)
Income tax expense	30	—	60	—

Net income (loss)	$989	$(463)	$1,980	$(13,506)

Basic net income (loss) per common share	$0.10	$(0.05)	$0.20	$(1.37)

Basic weighted average number of common shares outstanding	9,957	9,882	9,938	9,882

Diluted net income (loss) per common share	$0.10	$(0.05)	$0.19	$(1.37)

Diluted weighted average number of common shares outstanding	10,394	9,882	10,420	9,882

The accompanying notes are an integral part of these financial statements.

A.D.A.M., Inc.

Statement of Changes in Shareholders’ Equity

(In thousands, except share data)

(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2009	10,174,519	$102	(269,759)	$(1,088)	$59,256	$(39,002)	$19,268
Net Income	—	—	—	—	—	1,980	1,980
Stock-based compensation expense	—	—	—	—	177	—	177
Exercise of common stock options	66,600	—	—	—	27	—	27

Balance at June 30, 2010	10,241,119	$102	(269,759)	$(1,088)	$59,460	$(37,022)	$21,452

The accompanying notes are an integral part of these financial statements.

A.D.A.M., Inc.

Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities
Net income (loss)	$1,980	$(13,506)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Goodwill impairment	—	13,940
Restructuring costs	—	1,408
Depreciation and amortization	1,168	1,186
Payments for restructuring costs	(754)	(841)
Stock-based compensation expense	177	306
Provisions for bad debt expense	40	53
Deferred financing cost amortization	15	20
Loss on disposal of assets	5	—
Changes in assets and liabilities:
Accounts receivable	11	1,227
Accounts payable and accrued expenses	95	(756)
Deferred revenue	(447)	(591)
Other liabilities	72	319
Prepaids and other assets	(124)	60
Inventories	15	10

Net cash provided by operating activities	2,253	2,835

Cash flows from investing activities
Software product and content development costs	(540)	(866)
Purchases of property and equipment	(223)	(114)
Net change in restricted cash	—	29
Goodwill, additional cost of previous acquisition from earnout payments	—	(13)

Net cash used in investing activities	(763)	(964)

Cash flows from financing activities
Payment on long term debt	(3,000)	(1,000)
Repayments on capital leases	(11)	(33)
Proceeds from exercise of common stock options	27	—

Net cash used in financing activities	(2,984)	(1,033)

Increase (decrease) in cash and cash equivalents	(1,494)	838
Cash and cash equivalents, beginning of period	5,446	1,377

Cash and cash equivalents, end of period	$3,952	$2,215

Cash paid for interest	$135	$161

Supplemental disclosure of non-cash activities
Capital expenditures in accounts payable and accrued expenses	$130	$—

The accompanying notes are an integral part of these financial statements.

A.D.A.M., Inc.

Notes to Financial Statements (Unaudited)

June 30, 2010

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

Operating results for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or any future period.

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

Net income per common share

Net income per share is computed in accordance with ASC 260-Earnings Per Share. Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding for each period. Diluted net income per share is based upon the addition of the effect of common stock equivalents (stock options, stock warrants and restricted stock awards) to the denominator of the basic net income per share calculation using the treasury stock method, if their effect is dilutive. The computation of net income per share for the three and six months ended June 30, 2010 and 2009 is as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income/(loss)	$989	$(463)	$1,980	$(13,506)

Weighted average common shares outstanding – basic	9,957	9,882	9,938	9,882
Weighted average common share equivalents	437	—	482	—

Weighted average common shares outstanding – diluted	10,394	9,882	10,420	9,882
Net income (loss) per common share:
Basic	$0.10	$(0.05)	$0.20	$(1.37)
Diluted	$0.10	$(0.05)	$0.19	$(1.37)

Anti-dilutive stock options, restricted stock awards and warrants outstanding	1,262	2,817	1,262	2,299

2. Long-term debt

In conjunction with the acquisition of OnlineBenefits in 2006, we entered into a credit agreement (the “2006 Credit Agreement”) with Capital Source Finance LLC (“Capital Source”).

All outstanding obligations under the 2006 Credit Agreement were repaid in full and the agreement was terminated on December 31, 2008. In connection with the termination of the 2006 Credit Agreement and as consideration for Capital Source’s agreement to the prepayment of a convertible note, which we were not otherwise able to prepay, we issued a warrant to an affiliate of Capital Source to purchase up to 411,667 shares of our common stock at a price of $3.65 per share, to replace the equity component of the convertible note. This warrant is exercisable immediately and expires on August 14, 2011; provided that the warrant will expire on August 14, 2014 if, as of August 14, 2011, we have issued any shares of any class of capital stock, which is preferred as to dividends or as to the distribution of assets upon the voluntary or involuntary dissolution, liquidation or winding up of the shares issued upon exercise of the warrant. This warrant was issued in a transaction not involving a public offering pursuant to the exemption provided under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). The shares of our common stock to be issued upon exercise of the warrant have not been registered under the Securities Act and may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements. None of the warrants have been exercised as of June 30, 2010.

On December 31, 2008, we entered into a Loan and Security Agreement (the “2008 Loan Agreement”) with RBC Bank (USA) (“RBC Bank”). The credit facility under the 2008 Loan Agreement consists of a revolving line of credit, a term loan facility and a letter of credit facility. The 2008 Loan Agreement, with related balances at June 30, 2010 and December 31, 2009, is summarized below (numbers in column are in thousands):

	Balance at June 30, 2010	Balance at December 31, 2009
$3,000,000 revolver with RBC Bank —principal repayable in full in December 2010; interest at 1-month LIBOR plus 2.75% (3.10% at 6/30/10 and 2.99% at 12/31/09), payable monthly in advance	$—	$—
$10,000,000 term loan with RBC Bank —principal repayable in monthly installments of $166,667 plus interest at 1-month LIBOR plus 3.25% (3.60% at 6/30/10 and 3.49% at 12/31/09) until December 2011, when one final payment of the remaining balance of principal, interest and any other fees and expenses outstanding are due	5,000	8,000

Total	$5,000	$8,000

Under the 2008 Loan Agreement, through December 31, 2010, we may request RBC Bank to issue letters of credit for its account in an aggregate outstanding face amount not to exceed the amount of advances available under the revolving line of credit at the time of the issuance of the letter of credit. Subject to other limitations set forth in the 2008 Loan Agreement, the amount of aggregate outstanding amount of letters of credit shall not exceed $500,000. We are required to pay RBC Bank a fee of 1.5% per annum of the face amount of the letters of credit issued pursuant to the 2008 Loan Agreement. At June 30, 2010, we have no outstanding letters of credit.

Loans made under the 2008 Loan Agreement are secured by a first lien security interest on all assets, including our intellectual property.

The 2008 Loan Agreement contains customary representations, warranties, affirmative and negative covenants (including a requirement that we maintain our primary operating depository accounts with RBC Bank), agreements, default provisions and indemnities. We are also subject to certain specified financial covenants with respect to a minimum funded debt to EBITDA ratio and a modified fixed charge coverage ratio. The 2008 Loan Agreement generally prohibits us from paying dividends on our common stock. As of June 30, 2010, we were in compliance with all covenants related to the 2008 Loan Agreement.

Maturities of debt under the credit facility with RBC Bank as of June 30, 2010 are as follows (in thousands):

	2010	2011	Total Remaining Principal Repayments
2008 Loan Agreement	$1,000	$4,000	$5,000

We incurred $92,000 in financing fees related to the 2008 Loan Agreement. This amount has been deferred and will be amortized over the 36-month term of the loan. Accumulated amortization was $55,000 at June 30, 2010 and $40,000 at December 31, 2009. During the six months ended June 30, 2010, we made additional advance payments on the loan totaling $2,000,000, which reduced our 2011 liability to $4,000,000.

3. Intangible Assets

Intangible assets are summarized as follows (in thousands):

	Estimated amortizable lives (years)	June 30, 2010	December 31, 2009
Intangible assets:
Internally developed software	2 – 3	$9,578	$9,038
Purchased software	3	500	500
Purchased intellectual content	3	1,431	1,431
Purchased customer contracts	2	333	333
Purchased customer relationships	15	8,800	8,800

Intangible assets, gross		20,642	20,102

Accumulated amortization:
Internally developed software		(7,090)	(6,479)
Purchased software		(500)	(500)
Purchased intellectual content		(1,431)	(1,431)
Purchased customer contracts		(333)	(333)
Purchased customer relationships		(2,277)	(1,984)

Accumulated amortization		(11,631)	(10,727)

Intangible assets, net		$9,011	$9,375

Amortization expense for the three and six months ended June 30, 2010 was $450,000 and $904,000, respectively. This expense included amortization expense for internally developed software for the three and six months ended June 30, 2010 of $303,000 and $611,000, respectively. For the three and six months ended June 30, 2009, amortization expense was $512,000 and $975,000, respectively. This expense included amortization expense for internally developed software for the three and six months ended June 30, 2009 of $323,000 and $598,000, respectively.

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

During the three months ended March 31, 2009, based on the further weakening of the then-current macro-economic business environment and the decline of our common stock price since the 2008 annual evaluation, we realized the need to re-evaluate and potentially lower the carrying amount of goodwill in the first quarter of 2009. Based on the results of the review performed as of March 31, 2009, we estimated that the fair value of the goodwill assigned to our benefit solutions was less than the carrying value on the balance sheet as of March 31, 2009, and accordingly we recognized a pre-tax non-cash impairment charge of $13,940,000 in the quarter ended March 31, 2009. While the impairment charge reduces reported results under GAAP, such charges do not affect our liquidity, cash flows, or future operations.

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

5. Income Taxes

We recognized income tax expenses of $60,000 for the six months ended June 30, 2010.

We account for income taxes using the liability method in accordance with the Income Taxes topic of the ASC. Deferred income taxes arise from the temporary differences in the recognition of income and expenses for tax purposes. A valuation allowance is established when we believe that it is more likely than not that some portion of our deferred tax assets will not be realized.

We performed our quarterly evaluation of the deferred tax asset and the related valuation allowance as of June 30, 2010 and based on our analysis, we do not expect to record an income tax provision or benefit for the quarter due to the release of a portion of the valuation allowance for tax assets we determined will more likely than not be utilized. Current income tax recognized for the six months ended June 30, 2010 primarily related to alternative minimum tax or to state taxes that either do not have net operating loss carryforwards or that do not consider net operating losses in the tax liability calculation.

Internal Revenue Code Section (“IRC”) 382 limits the utilization of NOL carryforwards when a change in ownership, as defined by the Internal Revenue Service, occurs. We continue to track and monitor ownership changes as defined by IRC 382 to identify any future limitations on the use of NOL’s to offset tax liability. As of June 30, 2010, no additional ownership changes have been identified. However, if the company were to incur any future 382 limitations its usage of NOLs to offset income tax liabilities could be limited.

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

Stock Options

Options are granted at an exercise price as determined by our Board of Directors, which may not be less than the fair market value of our common stock at the date of the grant, and the options generally vest ratably over a three-year service period. Options granted under this plan generally expire ten years from the date of the grant. Upon exercise of options, stock is issued from our authorized and unissued shares of common stock. We use the Black-Scholes method (which models the value over time of financial instruments) to estimate the fair value at the grant date of the options. The Black-Scholes method uses several assumptions to value an option. The following assumptions were used:

•	Expected Dividend Yield—because we do not currently pay dividends or expect to pay dividends in the near future, the expected dividend yield is zero;

•	Expected Volatility in Stock Price—reflects the historical change in our stock price over the expected term of the stock option;

•	Risk-free Interest Rate—reflects the average rate on a United States Treasury bond with maturity equal to the expected term of the option; and

•	Expected Life of Stock Awards—is based on historical experience that was modified based on expected future changes.

The weighted average assumptions used in the option pricing model and the resulting grant date fair value for stock option grants were as follows:

	Six Months Ended June 30,
	2010	2009
Expected Dividend Yield	—	—
Expected Volatility in Stock Price	62.25%	58.70%
Risk-Free Interest Rate	1.85%	1.68%
Expected Life of Stock Awards – Years	3.50	3.50
Weighted Average Fair Value at Grant Date	$1.77	$1.34

We recorded $177,000 and $306,000 of stock-based compensation expense for the six months ended June 30, 2010 and 2009, respectively, related to employee stock options. We expect to incur approximately $573,000 of expense over a weighted average of 2.2 years for all unvested options outstanding at June 30, 2010.

The following table summarizes stock option activity for the six months ended June 30, 2010:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2009	2,477,781	$4.44
Granted	315,000	$3.87
Exercised	(66,600)	$.41
Forfeited or expired	(481,596)	$7.86

Outstanding at June 30, 2010	2,244,585	$3.74

Exercisable at June 30, 2010	1,780,423	$3.66

The weighted average remaining contractual term at June 30, 2010 for options outstanding was 4.65 years and for options exercisable was 3.43 years. During the six months ended June 30, 2010, the aggregate intrinsic value of options exercised was $226,000, and the fair value of options vesting was $328,000.

As of June 30, 2010, the aggregate intrinsic value of options outstanding and exercisable was $1,057,000 and $1,038,000, respectively. Aggregate intrinsic value was calculated by multiplying the number of options by the amount by which our market price at June 30, 2010 exceeded the strike price for each option. The market price at June 30, 2010 was $3.19.

Restricted Stock Awards

The fair value of restricted stock awards used for the application of the Compensation-Stock Compensation Topic of the FASB ASC is the market value of the stock on the date of grant.

The following table summarizes restricted stock activity for the six months ended June 30, 2010:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2009	—	$—
Granted	14,284	4.20
Vested	—	—
Forfeited	—	—

Unvested at June 30, 2010	14,284	$4.20

On January 4, 2010, we awarded a total of 14,284 shares of restricted stock to our Board of Directors with a grant date fair value of $4.20 per share. These shares had a fair value of $60,000 and will be expensed from the date issued until the vesting date of December 31, 2010. At June 30, 2010, total unrecognized compensation expense related to restricted stock was $30,000.

7. Related Party Transactions

Investment with BeBetter Networks, Inc.

At June 30, 2010 and December 31, 2009, the Company had a 2% investment in BeBetter Networks, Inc. (“BeBetter”). As of June 30, 2010 and December 31, 2009, the Chairman of our Board of Directors held an approximate 2% voting interest in this company. The investment was accounted for under the cost method, as we had less than a 20% ownership and do not exercise significant influence over the investee.

At June 30, 2010 and December 31, 2009, the carrying value of the investment in BeBetter was $0. We have no plans to make additional investments in BeBetter in the future.

Investment with ThePort Network, Inc.

The Chairman of our Board of Directors currently serves as the Chairman of the Board of Directors and Chief Executive Officer of ThePort Network, Inc. (“ThePort”).

At June 30, 2010 and December 31, 2009, we held an approximate voting interest in ThePort of 2% and 3%, respectively. The Chairman of our Board of Directors held an approximate voting interest in ThePort at June 30, 2010 and December 31, 2009 of 24% and 27%, respectively, and held a convertible note from ThePort in the amount of approximately $705,000 and $325,000 at June 30, 2010 and December 31, 2009, respectively. Two of our other directors also own equity interests in ThePort. ThePort is accounted for under the cost method, as we had less than a 20% ownership and do not exercise significant influence over the investee.

At June 30, 2010 and December 31, 2009, the carrying value of the investment in ThePort was $0. We have not adjusted our investment below zero for our share of ThePort’s losses since we have not provided or committed to provide any additional financial support to ThePort.

8. Contingencies

We indemnify customers from third party claims of intellectual property infringement relating to the use of our products. Historically, costs related to this guarantee have not been significant and we are unable to estimate the potential impact of this guarantee on future results of operations.

9. Concentrations

No one customer accounted for more than 10% of our revenues during the six months ended June 30, 2010 or 2009.

10. Fair value of financial instruments

In accordance with FASB ASC Topic 825—Financial Instruments, the carrying value of short-term debt, which totaled $2,000,000 as of June 30, 2010 and $2,000,000 as of December 31, 2009, was estimated to approximate its fair value. The carrying value of long-term debt of $3,000,000 as of June 30, 2010 and $6,000,000 as of December 31, 2009 approximated fair value. The fair value of debt is estimated based on approximate market interest rates for similar issues.

11. Operating Segments

The Segment Reporting Topic of the FASB ASC establishes standards for reporting information about operating segments. It defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. We operate in one reportable segment. We sell a portfolio of products related to health content solutions and broker/ employer solutions. We consider the health content products and broker/ employer products to be two operating segments which aggregate into one reportable segment. Our SaaS model allows us to manage and deploy these products in a similar manner to similar customers. Our chief operating decision-maker is our Chief Executive Officer. The Chief Executive Officer reviews financial information on a consolidated basis and by products when making decisions for allocating resources and evaluating financial performance. Periodic decisions may be made separately for the two operating segments due to timing of customer strategies, product releases, market conditions, acquisitions, or staffing resources, but the common long term growth outlook for each segment remains constant.

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

12. Subsequent Events

In accordance with FASB ASC Topic 855—Subsequent Events, general standards are established for the accounting and disclosures of, events that occurred after the balance sheet date but before financial statements are issued or are available to be issued. For the three months ended June 30, 2010, we evaluated, for potential recognition and disclosure, events that occurred through the date of the filing of our Quarterly Report on Form 10Q for the three months ended June 30, 2010, and determined no adjustment or additional disclosure is needed.

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

In addition to Benergy, we offer benefits brokers a comprehensive agency management system called AgencyWareTM . With AgencyWare, brokers can manage the entire employer client lifecycle, moving prospects through each phase of the sales process, sending requests for proposals, preparing client presentations, managing client renewals and commissions, tracking customer service issues and organizing client data. We also offer brokers other tools that improve their communication with their respective clients.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2010 with the Three Months Ended June 30, 2009.

Revenues (numbers in table in thousands)

	Three Months Ended June 30,		$ Change	% Change
	2010	2009
Licensing	$6,465	$6,528	$(63)	(1.0)%
Product	78	340	(262)	(77.1)%
Professional services and other	185	204	(19)	(9.3)%

Total Net Revenues	$6,728	$7,072	$(344)	(4.9)%

Total net revenues decreased 4.9%, or $344,000, to $6,728,000 for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. For the three months ended June 30, 2010, 96.1% of our total net revenues came from the licensing of our health and benefits technology solutions.

Licensing revenues are recognized on a monthly basis, either based on usage, expiration of monthly minimums, or on a straight-line basis over the life of the contract. Therefore, fluctuation in licensing revenue is due to new contracts, customer usage levels or contract changes and contract terminations. Licensing revenue decreased 1.0%, or $63,000, to $6,465,000 for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. Health Solutions licensing increased 6.9%, or $221,000 over last year, which was offset by a decrease in broker license revenue of 10.5% or $350,000. The broker-related decrease is due to broker turnover and product utilization. Further, we launched our online education solutions in the third quarter of 2009 which accounted for $66,000 of licensing revenue in the three months ended June 30, 2010. Revenues from product sales decreased 77.1%, or $262,000, to $78,000 for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. Our product revenues consist primarily of CD-ROM product sales to the educational market. Revenues had decreased in product sales because of a market shift from CD-ROM products to online solutions. To address this issue, during 2009, we launched three new online education products, which were formerly only available in a CD-ROM format. While these products are designed to increase sales in the education market, product revenue will continue to decrease, as the revenue from these new online solutions is recorded as licensing revenue. Licensing revenue is recognized ratably over the subscription period.

Professional services and other revenue decreased $19,000, or 9.3%, to $185,000 for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. Professional services and other revenue are derived from products such as custom implementation services and sales of nonrecurring products such as books, publications, and medical images.

Operating Costs and Expenses (numbers in table in thousands)

	Three Months Ended June 30,		$ Change	% Change
	2010	2009
Cost of revenues	$875	$1,064	$(189)	(17.8)%
Cost of revenues – amortization	450	512	(62)	(12.1)%
Product and content development	1,705	1,898	(193)	(10.2)%
Development capitalization	(353)	(453)	100	22.1%
Sales and marketing	2,008	1,831	177	9.7%
General and administrative	935	1,161	(226)	(19.5)%
Restructuring Costs	—	1,408	(1,408)	(100.0)%

Total Operating Cost and Expenses	$5,620	$7,421	$(1,801)	(24.3)%

Cost of revenues consists primarily of costs associated with royalties, distribution license fees and personnel support for our products and services. Cost of revenues decreased $189,000, or 17.8%, to $875,000 for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. The decrease is attributable to fewer education product sales, due to the new online solutions, as well as a reduction in client service support due to cost-cutting measures as a result of improved organizational efficiencies.

Cost of revenues—amortization decreased $62,000, or 12.1%, to $450,000 for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. Cost of revenues—amortization consists of costs associated with amortization of capitalized customer lists, software product, and content development costs. We see fluctuations in amortization costs from period to period based on the timing of capital projects and their completion dates.

Product and content development expenses decreased $193,000, or 10.2%, to $1,705,000 for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. Product and content development expenses consist of salary and costs associated with engineering and developing our product and service offerings. Development capitalization decreased $100,000, or 22.1%, to $353,000 for the three months ended June 30, 2010. The decrease in both expense and capitalization is primarily attributable to additional costs incurred in 2009 related to the transition from education products to online solutions.

Sales and marketing expenses increased 9.7%, or $177,000, to $2,008,000 for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. Sales and marketing expenses include the personnel costs and their related travel and support costs, and the costs of our marketing and public relations programs. Sales costs increased with the building of our client relationship management team. Marketing costs have also increased as we invested in new marketing campaigns during 2010.

General and administrative expenses decreased 19.5%, or $226,000, to $935,000 for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. This reduction in expense is related to a reduction in staffing as well as a reduction in stock compensation expense resulting from an increase in the number of unvested option forfeitures.

Operating profit increased $1,457,000 to a profit of $1,108,000 for the three months ended June 30, 2010 compared to a $349,000 loss for the three months ended June 30, 2009. This increase is primarily related to the 2009 non-cash restructuring cost of $1,408,000.

Other Expenses and Income

Interest expense, net was $89,000 and $114,000 for the three months ended June 30, 2010 and 2009, respectively. This decrease in interest expense was primarily due to the pay down of debt from $9,500,000 at April 1, 2009 to $5,000,000 at June 30, 2010.

We recognized income tax expenses of $30,000 for the three months ended June 30, 2010. Income tax recognized relates primarily to alternative minimum tax or to state taxes that either do not have net operating loss carryforwards or that do not consider net operating losses in the tax liability calculation.

Net Income

As a result of the factors described above, net income increased $1,452,000, to a net income of $989,000 for the three months ended June 30, 2010 compared to net loss of $463,000 for the three months ended June 30, 2009.

Comparison of the Six Months Ended June 30, 2010 with the Six Months Ended June 30, 2009.

Revenues (numbers in table in thousands)

	Six Months Ended June 30,		$ Change	% Change
	2010	2009
Licensing	$12,932	$12,704	$228	1.8%
Product	157	555	(398)	(71.7)%
Professional services and other	361	482	(121)	(25.1)%

Total Net Revenues	$13,450	$13,741	$(291)	(2.1)%

Total net revenues decreased 2.1%, or $291,000, to $13,450,000 for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. For the six months ended June 30, 2010, 96.1% of our total net revenues came from the licensing of our health and benefits technology solutions.

Licensing revenues are recognized on a monthly basis, either based on usage, expiration of monthly minimums, or on a straight-line basis over the life of the contract. Therefore, fluctuation in licensing revenue is due to new contracts, customer usage levels or contract changes and contract terminations. Licensing revenue increased 1.8%, or $228,000, to $12,932,000 for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. Health Solutions licensing increased 8.2%, or $512,000 over last year, which was offset by a decrease in broker license revenue of 6.2% or $401,000. This decrease is due to broker turnover and product utilization. Further, we launched our online education solutions in the third quarter of 2009 which accounted for $117,000 of licensing revenue in the six months ended June 30, 2010.

Revenues from product sales decreased 71.7%, or $398,000, to $157,000 for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. Our product revenues consist primarily of CD-ROM product sales to the educational market. During 2009, we launched three new online education products, which were formerly only available in a CD-ROM format. Product revenue will continue to decrease, as the revenue from these new online solutions is recorded as licensing revenue. Licensing revenue is recognized ratably over the subscription period.

Professional services and other revenue decreased $121,000, or 25.1%, to $361,000 for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. Professional services and other revenue are derived from products such as custom implementation services and sales of nonrecurring products such as books, publications, and medical images. The decrease in revenue is related to the transition of our FSA delivery in 2009 which led to the recording of this service as broker licensing revenue.

Operating Costs and Expenses (numbers in table in thousands)

	Six Months Ended June 30,		$ Change	% Change
	2010	2009
Cost of revenues	$1,742	$2,179	$(437)	(20.1)%
Cost of revenues – amortization	904	975	(71)	(7.3)%
Product and content development	3,189	3,340	(151)	(4.5)%
Development capitalization	(540)	(850)	310	36.5%
Sales and marketing	3,975	3,778	197	5.2%
General and administrative	1,951	2,244	(293)	(13.1)%
Goodwill impairment	—	13,940	(13,940)	(100.0)%
Restructuring costs	—	1,408	(1,408)	(100.0)%

Total Operating Cost and Expenses	$11,221	$27,014	$(15,793)	(58.5)%

Cost of revenues consists primarily of costs associated with royalties, distribution license fees and personnel support for our products and services. Cost of revenues decreased $437,000, or 20.1%, to $1,742,000 for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The decrease is attributable to fewer education product sales, due to the new online solutions, as well as a reduction in client service support due to cost-cutting measures as a result of improved organizational efficiencies.

Cost of revenues—amortization decreased $71,000, or 7.3%, to $904,000 for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. Cost of revenues—amortization consists of costs associated with amortization of capitalized customer lists, software product, and content development costs. We see fluctuations in amortization costs from period to period based on the timing of capital projects and their completion dates.

Product and content development expenses decreased $151,000, or 4.5%, to $3,189,000 for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. Product and content development expenses consist of salary and costs associated with engineering and developing our product and service offerings. Development capitalization decreased $310,000, or 36.5%, to $540,000 for the six months ended June 30, 2010. The decrease in both expense and capitalization is primarily attributable to significant costs incurred in 2009 related to the transition from education products to online solutions.

Sales and marketing expenses increased 5.2%, or $197,000, to $3,975,000 for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. Sales and marketing expenses include the personnel costs and their related travel and support costs and the costs of our marketing and public relations programs. For 2010, we have expanded our client relationships by building our client management team and increasing our marketing activities to improve customer satisfaction with the broker clients.

General and administrative expenses decreased 13.1%, or $293,000, to $1,951,000 for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. This reduction in expense is related to a reduction in staffing as well as a reduction in stock compensation expense resulting from an increase in the number of unvested option forfeitures.

Operating profit increased $15,502,000 to a profit of $2,229,000 for the six months ended June 30, 2010 compared to a $13,273,000 loss for the six months ended June 30, 2009. This increase is primarily due to the 2009 non-cash goodwill impairment charge of $13,940,000 and the 2009 non-cash restructuring cost of $1,408,000.

Other Expenses and Income

Interest expense, net was $189,000 and $233,000 for the six months ended June 30, 2010 and 2009, respectively. This decrease in interest expense was primarily due to the pay down of debt from $10,000,000 at January 1, 2009 to $5,000,000 at June 30, 2010.

We recognized income tax expenses of $60,000 for the six months ended June 30, 2010. Income tax recognized relates primarily to alternative minimum tax or to state taxes that either do not have net operating loss carryforwards or that do not consider net operating losses in the tax liability calculation.

Net Income

As a result of the factors described above, net income increased $15,486,000, to a net income of $1,980,000 for the six months ended June 30, 2010 compared to net loss of $13,506,000 for the six months ended June 30, 2009.

Liquidity and Capital Resources

As of June 30, 2010, we had current assets of $7,442,000, including cash and cash equivalents of $3,952,000, and $12,560,000 in current liabilities, or a negative working capital of $5,118,000. Working capital includes $5,349,000 in deferred revenue for which we have already received payment. While we are obligated to provide services related to those payments in the future, we will not receive additional payments related to those services. Excluding the deferred revenue, working capital would have been $231,000. Our working capital is affected by the timing of each period end in relation to items such as payments received from customers, payments made to vendors, and internal payroll and billing cycles, as well as the seasonality within our business. Accordingly, our working capital, and its impact on cash flow from operations, can fluctuate materially from period to period. We use working capital to finance ongoing operations, fund the development and introduction of new business strategies and internally developed software, acquire complementary businesses and acquire capital equipment.

Cash provided by operating activities was $2,253,000 during the six months ended June 30, 2010, as compared to cash provided of $2,835,000 during the six months ended June 30, 2009. This $582,000 decrease in cash provided was due primarily to the decrease in cash received from the collection of accounts receivable of $1,216,000 during the period, offset by a $851,000 decrease in cash used in the payment of accounts payable and accrued expenses.

Cash used in investing activities was $763,000 during the six months ended June 30, 2010, as compared to cash used of $964,000 during the six months ended June 30, 2009. This $201,000 decrease in cash used was primarily due to lower capitalized software product and content development costs of $326,000 offset by an increase in cash used in purchases of property and equipment of $109,000. The high development costs in 2009 related to the deployment of our new online education product. Equipment purchases increased in 2010 related to updates to our data center.

Cash used in financing activities was $2,984,000 during the six months ended June 30, 2010, as compared to $1,033,000 during the six months ended June 30, 2009. The $1,951,000 increase in cash used was primarily due to additional $2,000,000 advance payments made in the six months ended June 30, 2010, related to the long-term debt associated with the OnlineBenefits acquisition.

We believe our cash resources from cash and a $3,000,000 revolving credit line with our lender, together with anticipated cash flows from operations, will be sufficient to meet our working capital needs for the next twelve months. However, we may be required to raise additional funds in order to accelerate development of new and existing services and products, to respond to competitive pressures or to possibly acquire complementary products, businesses or technologies. In addition, the $3,000,000 revolving credit line with our lender expires in December 2010. There can be no assurance that any required additional financing will be available on terms favorable to us, or at all. If additional funds are raised by the issuance of equity securities, our shareholders would experience dilution of their ownership interest and these securities may have rights senior to those of the holders of the common stock. If additional funds are raised by the issuance of debt securities, we may be subject to certain limitations on our operations, including limitations on the payment of dividends. If adequate funds are not available or not available on acceptable terms, we may be unable to take advantage of acquisition opportunities, develop or enhance services and products or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this quarterly report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

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

There were no changes in our internal control over financial reporting that occurred during the second quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A.D.A.M., Inc. (Registrant)

Date: August 12, 2010	By:	/s/ MARK B. ADAMS
Mark B. Adams President, Secretary and Chief Executive Officer (principal executive officer)

Date: August 12, 2010	By:	/s/ CHRISTOPHER R. JOE
Christopher R. Joe Chief Financial Officer (principal financial officer)