Form 10-Q
period 2010-09-30
ADAM INC
filed 2010-11-10
CIK 863650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    YES  ☐    NO  ☒

As of November 5, 2010, there were 10,803,321 shares of the Registrant’s common stock, par value $.01 per share, outstanding.

A.D.A.M., Inc.

Form 10-Q for the Quarter Ended September 30, 2010

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

A.D.A.M., Inc.

Balance Sheets

(In thousands, except share data)

	September 30, 2010	December 31, 2009
	(Unaudited)

Assets
Current assets
Cash and cash equivalents	$5,688	$5,446
Accounts receivable, net of allowances of $137 and $274, respectively	2,387	2,516
Inventories, net	11	30
Prepaids and other current assets	367	208
Deferred income tax asset	678	678

Total current assets	9,131	8,878
Property and equipment, net	1,649	1,543
Intangible assets, net	8,996	9,375
Goodwill	13,690	13,690
Other assets	54	206
Deferred financing costs, net	30	52
Deferred income tax asset	5,712	5,712

Total assets	$39,262	$39,456

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$4,309	$4,895
Deferred revenue	6,174	5,796
Current portion of long-term debt	2,000	2,000
Current portion of capital lease obligations	26	22

Total current liabilities	12,509	12,713
Capital lease obligations, net of current portion	70	90
Other liabilities	643	1,385
Long-term debt, net of current portion	1,500	6,000

Total liabilities	14,722	20,188

Shareholders’ equity
Common stock, $.01 par value; 20,000,000 shares authorized; 10,657,408 shares issued and 10,387,649 shares outstanding at 9/30/2010 and 10,174,519 shares issued and 9,904,760 shares outstanding at 12/31/2009	107	102
Treasury stock, at cost, 269,759 shares	(1,088)	(1,088)
Additional paid-in capital	61,066	59,256
Accumulated deficit	(35,545)	(39,002)

Total shareholders’ equity	24,540	19,268

Total liabilities and shareholders’ equity	$39,262	$39,456

The accompanying notes are an integral part of these financial statements.

A.D.A.M., Inc.

Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Revenues, net
Licensing	$6,678	$6,714	$19,610	$19,418
Product	75	195	232	750
Professional services and other	145	82	506	564

Total revenues, net	6,898	6,991	20,348	20,732

Cost of revenues
Cost of revenues	805	840	2,547	3,019
Cost of revenues – amortization	429	652	1,333	1,627

Total cost of revenues	1,234	1,492	3,880	4,646

Gross profit	5,664	5,499	16,468	16,086

Operating expenses
Product and content development	1,024	1,290	3,673	3,780
Sales and marketing	1,991	1,454	5,966	5,232
General and administrative	1,015	1,335	2,966	3,579
Goodwill impairment	—	—	—	13,940
Restructuring costs	—	—	—	1,408

Total operating expenses	4,030	4,079	12,605	27,939

Operating income (loss)	1,634	1,420	3,863	(11,853)
Interest expense, net	69	127	258	360

Income (loss) before income taxes	1,565	1,293	3,605	(12,213)
Income tax expense	88	—	148	—

Net income (loss)	$1,477	$1,293	$3,457	$(12,213)

Basic net income (loss) per common share	$0.15	$0.13	$0.35	$(1.24)

Basic weighted average number of common shares outstanding	10,013	9,888	9,963	9,884

Diluted net income (loss) per common share	$0.14	$0.13	$0.33	$(1.24)

Diluted weighted average number of common shares outstanding	10,532	10,256	10,457	9,884

The accompanying notes are an integral part of these financial statements.

A.D.A.M., Inc.

Statement of Changes in Shareholders’ Equity

(In thousands, except share data)

(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2009	10,174,519	$102	(269,759)	$(1,088)	$59,256	$(39,002)	$19,268
Net Income	—	—	—	—	—	3,457	3,457
Stock-based compensation expense	—	—	—	—	267	—	267
Exercise of common stock options	482,889	5	—	—	1,543	—	1,548

Balance at September 30, 2010	10,657,408	$107	(269,759)	$(1,088)	$61,066	$(35,545)	$24,540

The accompanying notes are an integral part of these financial statements.

A.D.A.M., Inc.

Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2010	2009

Cash flows from operating activities
Net income (loss)	$3,457	$(12,213)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Goodwill impairment	—	13,940
Depreciation and amortization	1,743	1,967
Restructuring costs	—	1,408
Payments for restructuring costs	(1,147)	(1,219)
Stock-based compensation expense	267	477
Provisions for bad debt expense	(73)	29
Deferred financing cost amortization	22	30
Loss on disposal of assets	5	—
Changes in assets and liabilities:
Accounts receivable	202	1,162
Accounts payable and accrued expenses	(278)	(696)
Deferred revenue	378	(255)
Other liabilities	78	388
Prepaids and other assets	(7)	263
Inventories	19	(3)

Net cash provided by operating activities	4,666	5,278

Cash flows from investing activities
Software product and content development costs	(954)	(1,324)
Purchases of property and equipment	(502)	(326)
Net change in restricted cash	—	29
Goodwill, additional cost of previous acquisition from earnout payments	—	(13)

Net cash used in investing activities	(1,456)	(1,634)

Cash flows from financing activities
Payment on long term debt	(4,500)	(1,500)
Repayments on capital leases	(16)	(39)
Proceeds from exercise of common stock options	1,548	3

Net cash used in financing activities	(2,968)	(1,536)

Increase in cash and cash equivalents	242	2,108
Cash and cash equivalents, beginning of period	5,446	1,377

Cash and cash equivalents, end of period	$5,688	$3,485

Cash paid for interest	$186	$247

Cash paid for income taxes	$222	$62

Supplemental disclosure of non-cash activities
Capital expenditures in accounts payable and accrued expenses	$19	$—

The accompanying notes are an integral part of these financial statements.

A.D.A.M., Inc.

Notes to Financial Statements (Unaudited)

September 30, 2010

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

•

Benefits communication tools that help employees evaluate, select and enroll in various benefit plans, and benefits broker tools that help advisors manage their business, market benefit related products and recommend benefit plans to employers, each of which we market directly to employers with more than 500 employees and to benefits brokers and national agencies with employer clients.

Our solutions are delivered through a Software as a Service-type model (“SaaS”) that provides for rapid and efficient deployment of our products and allows us to integrate third party products and services that we monetize across our network of clients and end users.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America (“GAAP”) for interim financial information and the general instructions to Form 10-Q. Accordingly, certain information and footnotes required by GAAP for complete financial statements may be condensed or omitted. These interim financial statements should be read in conjunction with our audited financial statements and the notes to those financial statements which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Certain amounts previously reported have been reclassified for comparative purposes to conform with current period presentation.

Operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or any future period.

Recent accounting standards adopted

Effective January 1, 2010, we adopted the provisions of the FASB issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 updates the existing fair value measurements and disclosures guidance currently included in Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures. ASU 2010-06 requires new disclosures about significant transfers in and out of Levels 1 and 2 fair value measurements and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 fair value measurements. ASU 2010-06 also clarifies existing disclosure requirements regarding inputs and valuation techniques, as well as the level of disaggregation for each class of assets and liabilities for which separate fair value measurements should be disclosed. The adoption of ASU 2010-06 did not have a material impact on our financial condition or results of operations.

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

A.D.A.M., Inc.

Notes to Financial Statements (Unaudited)—(Continued)

September 30, 2010

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

Net income per common share

Net income per share is computed in accordance with ASC 260-Earnings Per Share. Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding for each period. Diluted net income per share is based upon the addition of the effect of common stock equivalents (stock options, stock warrants and restricted stock awards) to the denominator of the basic net income per share calculation using the treasury stock method, if their effect is dilutive. The computation of net income per share for the three and nine months ended September 30, 2010 and 2009 is as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income/(loss)	$1,477	$1,293	$3,457	$(12,213)

Weighted average common shares outstanding – basic	10,013	9,888	9,963	9,884
Weighted average common share equivalents	519	368	494	—

Weighted average common shares outstanding – diluted	10,532	10,256	10,457	9,884
Net income (loss) per common share:
Basic	$0.15	$0.13	$0.35	$(1.24)
Diluted	$0.14	$0.13	$0.33	$(1.24)

Anti-dilutive stock options, restricted stock awards and warrants outstanding	861	1,466	893	2,249

2. Long-term debt

In conjunction with our acquisition of OnlineBenefits in 2006, we entered into a credit agreement (the “2006 Credit Agreement”) with Capital Source Finance LLC (“Capital Source”).

All outstanding obligations under the 2006 Credit Agreement were repaid in full and the agreement was terminated on December 31, 2008 in connection with our entering into the 2008 Loan Agreement (as defined below). In connection with the termination of the 2006 Credit Agreement and as consideration for Capital Source’s agreement to the prepayment of a convertible note, which we were not otherwise able to prepay, we issued a warrant to an affiliate of Capital Source to purchase up to 411,667 shares of our common stock at an exercise price of $3.65 per share, to replace the equity component of the convertible note. This warrant is exercisable immediately and expires on August 14, 2011; provided that the warrant will expire on August 14, 2014 if, as of August 14, 2011, we have issued any shares of any class of capital stock, which is preferred as to dividends or as to the distribution of assets upon the voluntary or involuntary dissolution, liquidation or winding up of the shares issued upon exercise of the warrant. This warrant was issued in a transaction not involving a public offering pursuant to the exemption provided under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). The shares of our common stock to be issued upon exercise of the warrant have not been registered under the Securities Act and may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements. As of September 30, 2010, the warrant has not been exercised in whole or in part.

A.D.A.M., Inc.

Notes to Financial Statements (Unaudited)—(Continued)

September 30, 2010

On December 31, 2008, we entered into a Loan and Security Agreement (the “2008 Loan Agreement”) with RBC Bank (USA) (“RBC Bank”). The credit facility under the 2008 Loan Agreement consists of a revolving line of credit, a term loan facility and a letter of credit facility. The 2008 Loan Agreement, with related balances at September 30, 2010 and December 31, 2009, is summarized below (numbers in column are in thousands):

	Balance at September 30, 2010	Balance at December 31, 2009
$3,000,000 revolver—principal repayable in full in December 2010; interest at 1-month LIBOR plus 2.75% (3.01% at 9/30/10 and 2.99% at 12/31/09), payable monthly in advance	$—	$—
$10,000,000 term loan—principal repayable in monthly installments of $166,667 plus interest at 1-month LIBOR plus 3.25% (3.51% at 9/30/10 and 3.49% at 12/31/09) until December 2011, when one final payment of the remaining balance of principal, interest and any other fees and expenses outstanding are due	3,500	8,000

Total	$3,500	$8,000

Under the 2008 Loan Agreement, through December 31, 2010, we may request RBC Bank to issue letters of credit for its account in an aggregate outstanding face amount not to exceed the amount of advances available under the revolving line of credit at the time of the issuance of the letter of credit. Subject to other limitations set forth in the 2008 Loan Agreement, the amount of aggregate outstanding amount of letters of credit shall not exceed $500,000. We are required to pay RBC Bank a fee of 1.5% per annum of the face amount of the letters of credit issued pursuant to the 2008 Loan Agreement. As of September 30, 2010, we have no outstanding letters of credit.

Loans made under the 2008 Loan Agreement are secured by a first lien security interest on all of our assets, including our intellectual property.

The 2008 Loan Agreement contains customary representations, warranties, affirmative and negative covenants (including a requirement that we maintain our primary operating depository accounts with RBC Bank), agreements, default provisions and indemnities. We are also subject to certain specified financial covenants with respect to a minimum funded debt to EBITDA ratio and a modified fixed charge coverage ratio. The 2008 Loan Agreement generally prohibits us from paying dividends on our common stock. As of September 30, 2010, we were in compliance with all covenants related to the 2008 Loan Agreement.

Maturities of debt under the credit facility with RBC Bank as of September 30, 2010 are as follows (in thousands):

	2010	2011	Total Remaining Principal Repayments
2008 Loan Agreement	$500	$3,000	$3,500

We incurred $92,000 in financing fees related to the 2008 Loan Agreement. This amount has been deferred and is being amortized over the 36-month term of the loan. Accumulated amortization was $62,000 at September 30, 2010 and $40,000 at December 31, 2009. During the nine months ended September 30, 2010, we made additional advance payments on the loan totaling $3,000,000, which reduced our 2011 liability to $3,000,000.

A.D.A.M., Inc.

Notes to Financial Statements (Unaudited)—(Continued)

September 30, 2010

3. Intangible Assets

Intangible assets are summarized as follows (in thousands):

	Estimated amortizable lives (years)	September 30, 2010	December 31, 2009
Intangible assets:
Internally developed software	2 – 3	$9,992	$9,038
Purchased software	3	500	500
Purchased intellectual content	3	1,431	1,431
Purchased customer contracts	2	333	333
Purchased customer relationships	15	8,800	8,800

Intangible assets, gross		21,056	20,102

Accumulated amortization:
Internally developed software	(7,372)	(6,479)
Purchased software	(500)	(500)
Purchased intellectual content	(1,431)	(1,431)
Purchased customer contracts	(333)	(333)
Purchased customer relationships	(2,424)	(1,984)

Accumulated amortization	(12,060)	(10,727)

Intangible assets, net	$8,996	$9,375

Amortization expense for the three and nine months ended September 30, 2010 was $429,000 and $1,333,000, respectively. This expense included amortization expense for internally developed software for the three and nine months ended September 30, 2010 of $282,000 and $893,000, respectively. For the three and nine months ended September 30, 2009, amortization expense was $652,000 and $1,627,000, respectively. This expense included amortization expense for internally developed software for the three and nine months ended September 30, 2009 of $486,000 and $1,084,000, respectively.

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

A.D.A.M., Inc.

Notes to Financial Statements (Unaudited)—(Continued)

September 30, 2010

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

5. Income Taxes

We recognized income tax expenses of $148,000 for the nine months ended September 30, 2010.

We account for income taxes using the liability method in accordance with the Income Taxes topic of the ASC. Deferred income taxes arise from the temporary differences in the recognition of income and expenses for tax purposes. A valuation allowance is established when we believe that it is more likely than not that some portion of our deferred tax assets will not be realized.

We performed our quarterly evaluation of the deferred tax asset and the related valuation allowance as of September 30, 2010 and based on our analysis, we do not expect to record an income tax provision or benefit for the quarter due to the release of a portion of the valuation allowance for tax assets we determined will more likely than not be utilized. Current income tax recognized for the nine months ended September 30, 2010 primarily related to alternative minimum tax or to state taxes that either do not have net operating loss carryforwards or that do not consider net operating losses in the tax liability calculation.

Internal Revenue Code Section (“IRC”) 382 limits the utilization of NOL carryforwards when a change in ownership, as defined by the Internal Revenue Service, occurs. We continue to track and monitor ownership changes as defined by IRC 382 to identify any future limitations on the use of NOL’s to offset tax liability. As of September 30, 2010, no additional ownership changes have been identified. However, if the company were to incur any future 382 limitations, its usage of NOLs to offset income tax liabilities could be limited.

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

Stock Options

Options are granted at an exercise price as determined by our Board of Directors, which may not be less than the fair market value of our common stock at the date of the grant, and the options generally vest ratably over a three-year service period. Options granted under this plan generally expire ten years from the date of the grant. Upon exercise of options, stock is issued from our authorized and unissued shares of common stock. We use the Black-Scholes method (which models the value over time of financial instruments) to estimate the fair value at the grant date of the options. The Black-Scholes method uses several assumptions to value an option. The following assumptions were used:

•	Expected Dividend Yield—because we do not currently pay dividends or expect to pay dividends in the near future, the expected dividend yield is zero;

•	Expected Volatility in Stock Price—reflects the historical change in our stock price over the expected term of the stock option;

A.D.A.M., Inc.

Notes to Financial Statements (Unaudited)—(Continued)

September 30, 2010

•	Risk-free Interest Rate—reflects the average rate on a United States Treasury bond with maturity equal to the expected term of the option; and

•	Expected Life of Stock Awards—is based on historical experience that was modified based on expected future changes.

The weighted average assumptions used in the option pricing model and the resulting grant date fair value for stock option grants were as follows:

	Nine Months Ended September 30,
	2010	2009
Expected Dividend Yield	—	—
Expected Volatility in Stock Price	62.41%	58.90%
Risk-Free Interest Rate	1.94%	1.79%
Expected Life of Stock Awards – Years	3.50	3.50
Weighted Average Fair Value at Grant Date	$1.76	$1.34

For the three months ended September 30, 2010 and 2009, respectively, we recorded $75,000 and $156,000 of stock-based compensation expense related to employee stock options. We recorded $222,000 and $432,000, respectively, of stock-based compensation expense for the nine months ended September 30, 2010 and 2009. We expect to incur approximately $501,000 of expense over a weighted average of 2.2 years for all unvested options outstanding at September 30, 2010.

The following table summarizes stock option activity for the nine months ended September 30, 2010:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2009	2,477,781	$4.44
Granted	340,000	$3.83
Exercised	(482,889)	$3.21
Forfeited or expired	(668,263)	$6.89

Outstanding at September 30, 2010	1,666,629	$3.69

Exercisable at September 30, 2010	1,237,467	$3.59

The weighted average remaining contractual term at September 30, 2010 for options outstanding was 5.08 years and for options exercisable was 3.65 years. During the nine months ended September 30, 2010, the aggregate intrinsic value of options exercised was $1,223,000, and the fair value of options vesting was $344,000.

As of September 30, 2010, the aggregate intrinsic value of options outstanding and exercisable was $4,570,000 and $3,515,000, respectively. Aggregate intrinsic value was calculated by multiplying the number of options by the amount by which our market price at September 30, 2010 exceeded the strike price for each option. The market price at September 30, 2010 was $6.34.

A.D.A.M., Inc.

Notes to Financial Statements (Unaudited)—(Continued)

September 30, 2010

Restricted Stock Awards

The fair value of restricted stock awards used for the application of the Compensation-Stock Compensation Topic of the FASB ASC is the market value of the stock on the date of grant.

The following table summarizes restricted stock activity for the nine months ended September 30, 2010:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2009	—	$—
Granted	14,284	4.20
Vested	—	—
Forfeited	—	—

Unvested at September 30, 2010	14,284	$4.20

On January 4, 2010, we awarded a total of 14,284 shares of restricted stock to our Board of Directors with a grant date fair value of $4.20 per share. These shares had a fair value of $60,000 and will be expensed from the date issued until the vesting date of December 31, 2010. At September 30, 2010, total unrecognized compensation expense related to restricted stock was $15,000.

7. Related Party Transactions

Investment with BeBetter Networks, Inc.

At September 30, 2010 and December 31, 2009, the Company had a 2% investment in BeBetter Networks, Inc. (“BeBetter”). As of September 30, 2010 and December 31, 2009, the Chairman of our Board of Directors held an approximate 2% voting interest in this company. The investment was accounted for under the cost method, as we had less than a 20% ownership and do not exercise significant influence over the investee.

At September 30, 2010 and December 31, 2009, the carrying value of the investment in BeBetter was $0. We do not intend to make additional investments in BeBetter in the future.

Investment with ThePort Network, Inc.

The Chairman of our Board of Directors currently serves as the Chairman of the Board of Directors and Chief Executive Officer of ThePort Network, Inc. (“ThePort”).

At September 30, 2010 and December 31, 2009, we held an approximate voting interest in ThePort of 2% and 3%, respectively. The Chairman of our Board of Directors held an approximate voting interest in ThePort at September 30, 2010 and December 31, 2009 of 24% and 27%, respectively, and held a convertible note from ThePort in the amount of approximately $705,000 and $325,000 at September 30, 2010 and December 31, 2009, respectively. Two of our other directors also own equity interests in ThePort. ThePort is accounted for under the cost method, as we had less than a 20% ownership and do not exercise significant influence over the investee.

At September 30, 2010 and December 31, 2009, the carrying value of the investment in ThePort was $0. We have not adjusted our investment below zero for our share of ThePort’s losses since we have not provided or committed to provide any additional financial support to ThePort.

8. Contingencies

We indemnify customers from third party claims of intellectual property infringement relating to the use of our products. Historically, costs related to this guarantee have not been significant and we are unable to estimate the potential impact of this guarantee on future results of operations.

A.D.A.M., Inc.

Notes to Financial Statements (Unaudited)—(Continued)

September 30, 2010

9. Concentrations

No one customer accounted for more than 10% of our revenues during the nine months ended September 30, 2010 or 2009.

10. Fair value of financial instruments

In accordance with FASB ASC Topic 825—Financial Instruments, the carrying value of short-term debt, which totaled $2,000,000 as of September 30, 2010 and $2,000,000 as of December 31, 2009, was estimated to approximate its fair value. The carrying value of long-term debt of $1,500,000 as of September 30, 2010 and $6,000,000 as of December 31, 2009 approximated fair value. The fair value of debt is estimated based on approximate market interest rates for similar issues.

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

In determining that we have one reportable segment, we viewed both health content and broker/ employer products as sharing similar economic characteristics for long term growth. Historical product margins for both product segments have been in the 70-90% range. All products are distributed over a similar platform with low incremental costs so we expect margins to remain within the 70-90% range. The health content product which can be sold separately is also sold as an embedded product within our broker/ employer product. As the products continue to be more intertwined, the margins for both are expected to converge and the allocation of costs related to each will not be as relevant.

12. Significant Events

On August 29, 2010, we entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Ebix, Inc. (“Ebix”) and Eden Acquisition Sub, Inc. (“Merger Sub”). Pursuant to the Merger Agreement, Merger Sub will merge (the “Merger”) with and into ADAM, with ADAM surviving the Merger. The Merger is intended to qualify as a tax-free reorganization under the Internal Revenue Code of 1986, as amended, and be tax-free to ADAM’s shareholders.

Pursuant to the Merger Agreement, at the effective time of the Merger, each share of our common stock, par value $.01 per share, (other than shares owned by us (as treasury stock or otherwise)) will be converted into the right to receive 0.3122 shares (the “Exchange Ratio”) of common stock, par value $0.10 per share, of Ebix (the “Merger Consideration”), subject to certain adjustments specified in the Merger Agreement. The Exchange Ratio will be adjusted downward if we fail to pay at or prior to closing (i) the amount of any of our debt owed out of our cash on hand, (ii) the amount of expenses of our financial advisor in excess of $650,000 out of our cash on hand, or (iii) the amount of expenses of our legal counsel on the proxy statement/prospectus that has been filed in connection with the Merger out of our cash on hand. If there is an adjustment event, then our common shareholders will receive a number of shares of Ebix common stock equal to the aggregate merger consideration of $65,350,000 minus (a) $5,071,000 for our options and minus (b) $947,000 for our outstanding warrant (proportionately reduced for any option or warrant exercises, forfeitures or cancellations), minus the amounts under clauses (i), (ii) and (iii) to the extent not paid by us at or prior to the closing, divided by $19.06, which was the agreed upon value of Ebix common stock for purposes of the Merger Agreement.

The consummation of the Merger is subject to the approval of our shareholders. In addition, the Merger is subject to other customary closing conditions. Each party’s obligation to close is also subject to the accuracy of representations and warranties of, and compliance with covenants by, the other party to the Merger Agreement, in each case, as set forth in the Merger Agreement.

A.D.A.M., Inc.

Notes to Financial Statements (Unaudited)—(Continued)

September 30, 2010

13. Subsequent Events

In accordance with FASB ASC Topic 855—Subsequent Events, general standards are established for the accounting and disclosures of, events that occurred after the balance sheet date but before financial statements are issued or are available to be issued. For the three months ended September 30, 2010, we evaluated, for potential recognition and disclosure, events that occurred through the date of the filing of our Quarterly Report on Form 10Q for the three and nine months ended September 30, 2010, and determined no adjustment is needed.

On November 4, 2010, Capital Source exercised in full its warrant to acquire shares of our common stock pursuant to the cashless exercise provisions of the warrant. As a result, on November 4, 2010, we issued a net amount of 190,035 shares of our common stock to Capital Source.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We provide online information and technology solutions for employers, benefits brokers, healthcare organizations and online media companies. For the end users of our solutions—consumers, employees, patients, and health plan members—our products and services help people to better understand their health, and the benefits plans their employers provide, and make well informed decisions about their healthcare and benefits selections. In addition, we help people understand the relationship between their benefits and the costs associated with them. This connection between financial understanding and benefits choice and use of benefits is increasingly important as consumers assume more of the financial responsibilities for their healthcare.

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

Critical Accounting Policies and Estimates

Discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles of the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in the financial statements and the accompanying notes. On an on-going basis, we evaluate our estimates, including those related to product returns, product and content development expenses, bad debts, intangible assets, income taxes and contingencies. We base our estimates on experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Significant Events

On August 29, 2010, we entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Ebix, Inc. (“Ebix”) and Eden Acquisition Sub, Inc. (“Merger Sub”). Pursuant to the Merger Agreement, Merger Sub will merge (the “Merger”) with and into ADAM, with ADAM surviving the Merger. The Merger is intended to qualify as a tax-free reorganization under the Internal Revenue Code of 1986, as amended, and be tax-free to our shareholders.

Pursuant to the Merger Agreement, at the effective time of the Merger, each share of our common stock, par value $.01 per share, (other than shares owned by the Company (as treasury stock or otherwise)) will be converted into the right to receive 0.3122 shares (the “Exchange Ratio”) of common stock, par value $0.10 per share, of Ebix (the “Merger Consideration”), subject to certain adjustments specified in the Merger Agreement. The Exchange Ratio will be adjusted downward if we fail to pay at or prior to closing

(i) the amount of any of our debt owed out of our cash on hand, (ii) the amount of expenses of our financial advisor in excess of $650,000 out of our cash on hand, or (iii) the amount of expenses of our legal counsel on the proxy statement/prospectus that has been filed in connection with the Merger out of our cash on hand. If there is an adjustment event, then our common shareholders will receive a number of shares of Ebix common stock equal to the aggregate merger consideration of $65,350,000 minus (a) $5,071,000 for our options and minus (b) $947,000 for our outstanding warrant (proportionately reduced for any option or warrant exercises, forfeitures or cancellations), minus the amounts under clauses (i), (ii) and (iii) to the extent not paid by us at or prior to the closing, divided by $19.06, which was the agreed upon value of Ebix common stock for purposes of the Merger Agreement.

The consummation of the Merger is subject to the approval of our shareholders. In addition, the Merger is subject to other customary closing conditions. Each party’s obligation to close is also subject to the accuracy of representations and warranties of, and compliance with covenants by, the other party to the Merger Agreement, in each case, as set forth in the Merger Agreement.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2010 with the Three Months Ended September 30, 2009.

Revenues (numbers in table in thousands)

	Three Months Ended September 30,		$ Change	% Change
	2010	2009
Licensing	$6,678	$6,714	$(36)	(0.5)%
Product	75	195	(120)	(61.5)%
Professional services and other	145	82	63	76.8%

Total Net Revenues	$6,898	$6,991	$(93)	(1.3)%

Total net revenues decreased 1.3%, or $93,000, to $6,898,000 for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. For the three months ended September 30, 2010, 96.8% of our total net revenues came from the licensing of our health, benefits and education solutions.

Licensing revenues are recognized on a monthly basis, either based on usage, expiration of monthly minimums, or on a straight-line basis over the life of the contract. Therefore, fluctuation in licensing revenue is due to new contracts, customer usage levels or contract changes and contract terminations. Licensing revenue decreased 0.5%, or $36,000, to $6,678,000 for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. Licensing revenues of our health solutions increased 0.7%, or $24,000 over last year. Further, we launched our online education solutions in the third quarter of 2009 which accounted for $104,000 of licensing revenue in the three months ended September 30, 2010, compared to $8,000 in the three months ended September 30, 2009, or an increase of $96,000. This increase in health and education solutions revenue was offset by a decrease in broker license revenue of 4.9% or $155,000. The broker-related decrease is due to broker turnover and product utilization.

Revenues from product sales decreased 61.5%, or $120,000, to $75,000 for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. Our product revenues consist primarily of CD-ROM product sales to the educational market. Revenues decreased in product sales because of a market shift from CD-ROM products to online solutions. To address this issue, during 2009, we launched three new online education products, which were formerly only available in a CD-ROM format. While these new online education products are designed to increase sales in the education market, product revenue will continue to decrease, as the revenue from these new online solutions is recorded as licensing revenue. Licensing revenue is recognized ratably over the subscription period.

Professional services and other revenue increased $63,000, or 76.8%, to $145,000 for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. Professional services and other revenue are derived from products such as custom implementation services and sales of nonrecurring products such as books, publications, and medical images. The increase in revenue is primarily related to an increase in professional services work related to updating and adding carrier feeds or changing benefit plans, that we did not charge for last year, and an increase in image sales, that we believe are driven by the new online education solutions.

Operating Costs and Expenses (numbers in table in thousands)

	Three Months Ended September 30,		$ Change	% Change
	2010	2009
Cost of revenues	$805	$840	$(35)	(4.2)%
Cost of revenues – amortization	429	652	(223)	(34.2)%
Product and content development	1,438	1,748	(310)	(17.7)%
Development capitalization	(414)	(458)	44	9.6%
Sales and marketing	1,991	1,454	537	36.9%
General and administrative	1,015	1,335	(320)	(24.0)%

Total Operating Cost and Expenses	$5,264	$5,571	$(307)	(5.5)%

Cost of revenues consists primarily of costs associated with royalties, distribution license fees and personnel support for our products and services. Cost of revenues decreased $35,000, or 4.2%, to $805,000 for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. The decrease is attributable to fewer education product sales as a result of the new online education products, as well as a reduction in client service support due to cost-cutting measures as a result of improved organizational efficiencies.

Cost of revenues—amortization decreased $223,000, or 34.2%, to $429,000 for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. Cost of revenues—amortization consists of costs associated with amortization of capitalized customer lists, software product, and content development costs. We see fluctuations in amortization costs from period to period based on the timing of capital projects and their completion dates. Compared to 2009, there were less capitalized projects put into service during 2010.

Product and content development expenses decreased $310,000, or 17.7%, to $1,438,000 for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. Product and content development expenses consist of salary and costs associated with engineering and developing our product and service offerings. In 2010 our headcount decreased from the prior year, due to the loss of some highly compensated employees, that have not been replaced. Development capitalization decreased $44,000, or 9.6%, to $414,000 for the three months ended September 30, 2010. The decrease in both expense and capitalization is also attributable to additional costs incurred in 2009 related to the transition from education products in CD-ROM format to online solutions.

Sales and marketing expenses increased 36.9%, or $537,000, to $1,991,000 for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. Sales and marketing expenses include the personnel costs and their related travel and support costs, and the costs of our marketing and public relations programs. Sales costs increased with the building of our client relationship management team. Marketing costs have also increased as we invested in new marketing campaigns during 2010.

General and administrative expenses decreased 24.0%, or $320,000, to $1,015,000 for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. In 2010 our headcount was down from the prior year, due to the loss of some highly compensated employees that have not been replaced. In addition, our Sarbanes Oxley expense has decreased, due to internal testing being performed by in-house personnel, instead of consultants, and the elimination of the need for external attestation this year. These decreases were offset by additional legal and consulting expenses resulting from the Ebix Merger Agreement. Operating profit increased $214,000 to $1,634,000 for the three months ended September 30, 2010 compared to $1,420,000 for the three months ended September 30, 2009.

Other Expenses and Income

Interest expense, net was $69,000 and $127,000 for the three months ended September 30, 2010 and 2009, respectively. This decrease in interest expense was primarily due to the pay down of debt from $9,000,000 at July 1, 2009 to $3,500,000 at September 30, 2010.

We recognized income tax expenses of $88,000 for the three months ended September 30, 2010. Income tax recognized relates primarily to alternative minimum tax or to state taxes that either do not have net operating loss carryforwards or that do not consider net operating losses in the tax liability calculation.

Net Income

As a result of the factors described above, net income increased $184,000, to $1,477,000 for the three months ended September 30, 2010 compared $1,293,000 for the three months ended September 30, 2009.

Comparison of the Nine Months Ended September 30, 2010 with the Nine Months Ended September 30, 2009.

Revenues (numbers in table in thousands)

	Nine Months Ended September 30,		$ Change	% Change
	2010	2009
Licensing	$19,610	$19,418	$192	1.0%
Product	232	750	(518)	(69.1)%
Professional services and other	506	564	(58)	(10.3)%

Total Net Revenues	$20,348	$20,732	$(384)	(1.9)%

Total net revenues decreased 1.9%, or $384,000, to $20,348,000 for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. For the nine months ended September 30, 2010, 96.4% of our total net revenues came from the licensing of our health, benefits and education solutions.

Licensing revenues are recognized on a monthly basis, either based on usage, expiration of monthly minimums, or on a straight-line basis over the life of the contract. Therefore, fluctuation in licensing revenue is due to new contracts, customer usage levels or contract changes and contract terminations. Licensing revenue increased 1.0%, or $192,000, to $19,610,000 for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. Licensing revenues of our health solutions increased 5.5%, or $536,000 over last year. Further, we launched our online education solutions in the third quarter of 2009 which accounted for $221,000 of licensing revenue in the nine months ended September 30, 2010, compared to $8,000 in the nine months ended September 30, 2009, or an increase of $213,000. This increase in health and education solutions revenue was offset by a decrease in broker license revenue of 5.8% or $556,000. This decrease is due to broker turnover and product utilization.

Revenues from product sales decreased 69.1%, or $518,000, to $232,000 for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. Our product revenues consist primarily of CD-ROM product sales to the educational market. To address this issue, during 2009, we launched three new online education products, which were formerly only available in a CD-ROM format. Product revenue will continue to decrease, as the revenue from these new online education products is recorded as licensing revenue. Licensing revenue is recognized ratably over the subscription period.

Professional services and other revenue decreased $58,000, or 10.3%, to $506,000 for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. Professional services and other revenue are derived from products such as custom implementation services and sales of nonrecurring products such as books, publications, and medical images. The decrease in revenue is related to the transition of our Flexible Spending Account administration delivery in 2009 which led to the recording of this service as broker licensing revenue.

Operating Costs and Expenses (numbers in table in thousands)

	Nine Months Ended September 30,		$ Change	% Change
	2010	2009
Cost of revenues	$2,547	$3,019	$(472)	(15.6)%
Cost of revenues – amortization	1,333	1,627	(294)	(18.1)%
Product and content development	4,627	5,089	(462)	(9.1)%
Development capitalization	(954)	(1,309)	355	27.1%
Sales and marketing	5,966	5,232	734	14.0%

	Nine Months Ended September 30,		$ Change	% Change
	2010	2009
General and administrative	2,966	3,579	(613)	(17.1)%
Goodwill impairment	—	13,940	(13,940)	(100.0)%
Restructuring costs	—	1,408	(1,408)	(100.0)%

Total Operating Cost and Expenses	$16,485	$32,585	$(16,100)	(49.4)%

Cost of revenues consists primarily of costs associated with royalties, distribution license fees and personnel support for our products and services. Cost of revenues decreased $472,000, or 15.6%, to $2,547,000 for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The decrease is attributable to fewer education product sales as a result of the new online education products, as well as a reduction in client service support due to cost-cutting measures as a result of improved organizational efficiencies.

Cost of revenues—amortization decreased $294,000, or 18.1%, to $1,333,000 for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. Cost of revenues—amortization consists of costs associated with amortization of capitalized customer lists, software product, and content development costs. We see fluctuations in amortization costs from period to period based on the timing of capital projects and their completion dates. Compared to 2009, there were less capitalized projects put into service during 2010.

Product and content development expenses decreased $462,000, or 9.1%, to $4,627,000 for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. Product and content development expenses consist of salary and costs associated with engineering and developing our product and service offerings. In 2010 our headcount was down from the prior year, due to the loss of some highly compensated employees, that have not been replaced. Development capitalization decreased $355,000, or 27.1%, to $954,000 for the nine months ended September 30, 2010. The decrease in both expense and capitalization is also attributable to significant costs incurred in 2009 related to the transition from education products in CD-ROM format to online solutions.

Sales and marketing expenses increased 14.0%, or $734,000, to $5,966,000 for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. Sales and marketing expenses include the personnel costs and their related travel and support costs and the costs of our marketing and public relations programs. For 2010, we have expanded our client relationships by building our client management team and increasing our marketing activities to improve customer satisfaction with the broker clients.

General and administrative expenses decreased 17.1%, or $613,000, to $2,966,000 for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. In 2010 our headcount was down from the prior year, due to the loss of some highly compensated employees, that have not been replaced. In addition, our Sarbanes Oxley expense has decreased, due to internal testing being performed by inhouse personnel, instead of consultants, and the elimination of the need for external attestation this year. These decreases were offset by additional consulting expenses resulting from the Ebix Merger Agreement.

Operating profit increased $15,716,000 to a profit of $3,863,000 for the nine months ended September 30, 2010 compared to a $11,853,000 loss for the nine months ended September 30, 2009. This increase is primarily due to the 2009 non-cash goodwill impairment charge of $13,940,000 and the 2009 non-cash restructuring cost of $1,408,000.

Other Expenses and Income

Interest expense, net was $258,000 and $360,000 for the nine months ended September 30, 2010 and 2009, respectively. This decrease in interest expense was primarily due to the pay down of debt from $10,000,000 at January 1, 2009 to $3,500,000 at September 30, 2010.

We recognized income tax expenses of $148,000 for the nine months ended September 30, 2010. Income tax recognized relates primarily to alternative minimum tax or to state taxes that either do not have net operating loss carryforwards or that do not consider net operating losses in the tax liability calculation.

Net Income

As a result of the factors described above, net income increased $15,670,000, to a net income of $3,457,000 for the nine months ended September 30, 2010 compared to net loss of $12,213,000 for the nine months ended September 30, 2009.

Liquidity and Capital Resources

As of September 30, 2010, we had current assets of $9,131,000, including cash and cash equivalents of $5,688,000, and $12,509,000 in current liabilities, or a negative working capital of $3,378,000. Working capital includes $6,174,000 in deferred revenue for which we have already received payment. While we are obligated to provide services related to those payments in the future, we will not receive additional payments related to those services. Excluding the deferred revenue, working capital would have been $2,796,000. Our working capital is affected by the timing of each period end in relation to items such as payments received from customers, payments made to vendors, and internal payroll and billing cycles, as well as the seasonality within our business. Accordingly, our working capital, and its impact on cash flow from operations, can fluctuate materially from period to period. We use working capital to finance ongoing operations, fund the development and introduction of new business strategies and internally developed software, acquire complementary businesses and acquire capital equipment.

Cash provided by operating activities was $4,666,000 during the nine months ended September 30, 2010, as compared to cash provided of $5,278,000 during the nine months ended September 30, 2009. The primary reason for the decrease in cash provided by operating activities was a decrease in cash provided by accounts receivable in 2010 compared to 2009. In 2009 we significantly improved our collection process and reduced our days to collect Accounts Receivable, resulting in a significant amount of cash provided by those efforts. During 2010 we have maintained and kept those collections consistent, resulting in a much smaller amount of cash provided in this area.

Cash used in investing activities was $1,456,000 during the nine months ended September 30, 2010, as compared to cash used of $1,634,000 during the nine months ended September 30, 2009. This $178,000 decrease in cash used was primarily due to lower capitalized software product and content development costs of $370,000 offset by an increase in cash used in purchases of property and equipment of $176,000. The high development costs in 2009 was related to the deployment of our new online education product. Equipment purchases increased in 2010 related to updates to our data center.

Cash used in financing activities was $2,968,000 during the nine months ended September 30, 2010, as compared to $1,536,000 during the nine months ended September 30, 2009. The $1,432,000 increase in cash used was primarily due to additional $3,000,000 advance payments made in the nine months ended September 30, 2010, related to the long-term debt associated with the OnlineBenefits acquisition, offset by an increase of $1,545,000 in proceeds from exercises of common stock options.

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

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this quarterly report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

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

With the exception of the following risk factors, there has been no material change in the information provided in Item 1A of the Form 10-K Annual Report for the year ended December 31, 2009.

Failure to complete the Merger could adversely affect Ebix’s and ADAM’s stock prices and their future business and financial results.

Completion of the Merger is conditioned upon, among other things, the effectiveness of the related Form S-4 Registration Statement and approval of ADAM’s shareholders. There is no assurance that the parties will receive the necessary approvals or satisfy the other conditions to the completion of the Merger. Failure to complete the proposed Merger would prevent Ebix and ADAM from realizing the anticipated benefits of the Merger. ADAM and Ebix will also each remain liable for significant transaction costs, including legal, accounting, and financial advisory fees. In addition, the market price of each company’s common stock may reflect various market assumptions as to whether the Merger will occur. Consequently, the completion of, or failure to complete, the Merger could result in a significant change in the market price of Ebix’s and ADAM’s common stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are filed with this report or incorporated herein by reference:

Exhibit Number	Exhibit Description

2.1	Agreement and Plan of Merger dated August 29, 2010 (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by the Company on August 30, 2010)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A.D.A.M., Inc. (Registrant)

Date: November 10, 2010	By:	/S/ MARK B. ADAMS
Mark B. Adams President, Secretary and Chief Executive Officer (principal executive officer)

Date: November 10, 2010	By:	/S/ CHRISTOPHER R. JOE
Christopher R. Joe Chief Financial Officer (principal financial officer)